Form 10-Q
period 2015-09-30
Edge Therapeutics, Inc.
filed 2015-11-06
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________  to_____________

Commission file number 001-37568

Edge Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-4231384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Connell Drive, Suite 1600, Berkeley Heights, NJ 07922

 (Address of principal executive offices)

(800) 208-3343

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of October 31, 2015 was 28,810,845.

Table of Contents

Edge Therapeutics, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Index
PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGE THERAPEUTICS, INC.

Balance Sheets

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$52,879,907	$13,728,972
Prepaid expenses and other current assets	339,203	307,629
Deferred issuance costs	2,378,217	1,405,396
Total current assets	55,597,327	15,441,997

Property and equipment, net	2,781,885	1,443,982
Other assets	104,240	160,682

Total assets	$58,483,452	$17,046,661

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,644,987	$2,045,782
Accrued expenses	3,590,222	1,582,162
Short term debt	2,214,934	265,265
Total current liabilities	8,450,143	3,893,209

Noncurrent liability:
Warrant liability	3,726,043	1,671,106
Long term debt	3,686,084	2,527,686

Convertible preferred stock, 26,000,000 shares authorized at September 30, 2015

Series C-2 - 12,500,000 shares authorized, 12,043,006 shares issued and outstanding (liquidation preference $72,184,822 at September 30, 2015)	54,402,094	-
Series C-1 - 4,000,000 shares authorized, 3,558,890 shares issued and outstanding (liquidation preference $21,810,953 at September 30, 2015 and $20,819,976 at December 31, 2014)	15,653,284	14,660,944
Series C - 5,500,000 shares authorized, 4,697,314 shares issued and outstanding (liquidation preference $26,211,433 at September 30, 2015 and $25,128,853 at December 31, 2014)	18,943,183	17,861,076
Series B-1 - 500,000 shares authorized at September 30, 2015 and December 31, 2014, 359,935 Series B-1 shares issued and outstanding (liquidation preference $629,886 at September 30, 2015 and December 31, 2014)	477,191	477,191
Series B - 2,500,000 shares authorized, 2,415,116 shares issued and outstanding (liquidation preference $3,018,895 at September 30, 2015 and December 31, 2014)	2,991,979	2,991,979
Series A - 1,000,000 shares authorized, 864,500 shares issued and outstanding (liquidation preference $864,500 at September 30, 2015 and December 31, 2014)	797,219	797,219

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $0.00033 par value, 38,500,000 shares and 35,000,000 shares authorized at September 30, 2015 and December 31, 2014 , respectively, 1,688,475 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	770	770
Additional paid-in capital	3,550,961	1,984,399
Accumulated deficit	(54,195,499)	(29,818,918)
Total stockholders' (deficit) equity	(50,643,768)	(27,833,749)

Total liabilities and stockholders' (deficit) equity	$58,483,452	$17,046,661

See accompanying notes to the financial statements.

Index
EDGE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
Research and development expenses	$6,507,972	$2,418,915	$12,574,455	$5,636,021
General and administrative expenses	1,976,888	1,141,434	5,052,983	3,540,804

Total operating expenses	8,484,860	3,560,349	17,627,438	9,176,825

Loss from operations	(8,484,860)	(3,560,349)	(17,627,438)	(9,176,825)

Other income (expense):
Warrant remeasurement	(1,433,502)	89,293	(1,879,823)	183,817
Interest income	1,333	895	2,810	2,592
Interest expense	(213,021)	(47,972)	(615,047)	(47,972)

Loss before income taxes	(10,130,050)	(3,518,133)	(20,119,498)	(9,038,388)

Benefit for income taxes	-	-	-	-

Net loss	(10,130,050)	(3,518,133)	(20,119,498)	(9,038,388)

Cumulative dividend on Series C , C-1 and C-2 convertible preferred stock	(1,827,568)	(364,666)	(4,257,083)	(1,082,107)

Net loss attributable to common stockholders	$(11,957,618)	$(3,882,799)	$(24,376,581)	$(10,120,495)

Loss per share attributable to common stockholders basic and diluted	$(7.08)	$(2.30)	$(14.44)	$(5.99)

Weighted average common shares outstanding basic and diluted	1,688,475	1,688,475	1,688,475	1,688,475

See accompanying notes to the financial statements.

Index
EDGE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(20,119,498)	$(9,038,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,566,562	1,030,215
Warrant remeasurement	1,879,823	(183,817)
Depreciation expense	38,360	23,474
Amortization of debt discount	79,400	8,822
Non-cash interest expense	28,667	1,596
Changes in assets and liabilities:
Other receivable	-	459,018
Prepaid expenses and other assets	78,814	170,315
Accounts payable	(126,415)	704,471
Accrued expenses	1,604,432	(6,361)

Net cash used in operating activities	(14,969,855)	(6,830,655)

Cash flows from investing activities:
Purchases of property and equipment	(799,424)	(265,150)

Net cash used in investing activities	(799,424)	(265,150)

Cash flows from financing activities:
Proceeds from issuance of debt	3,000,000	3,000,000
Payments for deferred issuance costs	(474,357)	(796,791)
Payments for debt issuance costs	-	(159,136)
Proceeds from issuance of preferred stock, net of issuance costs	52,394,571	-

Net cash provided by financing activities	54,920,214	2,044,073

Net increase (decrease) in cash	39,150,935	(5,051,732)
Cash and cash equivalents at beginning of period	13,728,972	7,858,169

Cash and cash equivalents at end of period	$52,879,907	$2,806,437

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$412,717	$-

Supplemental cash flow information:
Deferred issuance costs included in accrued expenses and accounts payable	$552,410	$768,300
Non-cash financing costs	$175,114	$-
Accrued capital expenditures included in accrued expenses	$576,839	$365,981

See accompanying notes to the financial statements.

Index
Edge Therapeutics, Inc.

Notes to Financial Statements (Unaudited)

Note 1 -  Nature of Operations

Edge Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company that discovers, develops and seeks to commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening neurological conditions. The Company’s product candidates utilize its proprietary, programmable, biodegradable polymer-based development platform (the PrecisaTM development platform), a novel delivery mechanism that enables targeted and sustained drug exposure and avoids the dose-limiting side effects associated with the current standard of care.

From the Company’s inception, it has devoted substantially all of its efforts to business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital. The Company’s future operations are highly dependent on a combination of factors, including (i) the success of its research and development; (ii) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately; (iii) regulatory approval and market acceptance of the Company’s proposed future products.

On September 21, 2015, the Company effected a reverse stock split of the Company’s common stock at a ratio of 1-for-1.3681 shares. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, options and warrants to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. The financial statements have also been retroactively adjusted to reflect adjustments to the conversion price for each series of convertible preferred stock effected in connection with the reverse stock split.

On October 6, 2015, the Company completed an initial public offering (the “IPO”) of 8,412,423 shares of its common stock which included 1,097,272 shares of common stock issued upon the exercise in full by the underwriters of their over-allotment option at a price of $11.00 per share for aggregate gross proceeds of $92.5 million. The Company received approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.3 million. Immediately prior to the closing of the IPO, all of the outstanding shares of convertible preferred stock, including shares for accrued dividends, automatically converted into 18,566,856 shares of common stock at the applicable conversion ratio then in effect. As of October 31, 2015, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its Seventh Amended and Restated Certificate of Incorporation to change the authorized capital stock to 75,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock, all with a par value of $0.00033 per share.

Note 2 -  Summary of Significant Accounting Policies

(A)	Unaudited Interim Financial Statements:

The interim balance sheet at September 30, 2015, and the statements of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. The balance sheet as of December 31, 2014 included herein was derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the prospectus dated September 30, 2015 that forms a part of the Company’s Registration Statement on Form S-1, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

Index
(B)	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)	Significant risks and uncertainties:

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital.

The Company currently has no commercially approved products and there can be no assurance that the Company’s research and development programs will be successfully commercialized. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting its intellectual property.

(D)	Cash equivalents and concentration of cash balance:

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits.

(E)	Research and development:

Costs incurred in connection with research and development activities are expensed as incurred. These costs include licensing fees to use certain technology in the Company’s research and development projects as well as fees paid to consultants and various entities that perform certain research and testing on behalf of the Company.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data, such as patient enrollment, clinical site activations or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

(F)	Stock-based compensation:

The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award.

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and expected stock price volatility. The Company used the Black-Scholes option pricing model on a retrospective basis to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected life of stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of options grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Index
The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recognized as an adjustment in the period in which estimates are revised.

(G)	Net loss per common share:

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the common shares underlying the preferred stock, common stock options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per common share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of September 30,
	2015	2014

Stock options to purchase Common Stock	4,227,022	2,445,690
Convertible preferred stock to purchase Common Stock	17,497,815	6,093,754
Warrants to purchase Common Stock	99,401	99,401
Warrants to purchase Series C Preferred Stock	338,536	338,536
Warrants to purchase Series C-1 Preferred Stock	332,484	78,596
Total	22,495,258	9,055,977

(H)	Deferred costs:

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO are capitalized. The deferred offering costs will be offset against IPO proceeds upon the consummation of the IPO.  Debt issuance costs are amortized using the effective interest rate method and amortized to interest expense over the term of the debt. Debt issuance costs are reflected as other assets in the consolidated balance sheets. These offering costs will be charged to equity in connection with the closure of our IPO. See note 9.

(I)	Recently adopted standards:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The impact of adoption will be the presentation of debt on the Company’s balance sheet.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The new standard eliminates the concept of a development stage entity (“DSE”) from US GAAP. Therefore, the current incremental reporting requirements for a DSE, including inception-to-date information, will no longer apply. This standard is effective for annual reporting periods beginning after December 15, 2014. Pursuant to ASU No. 2014-10, the Company has elected to early adopt this guidance and as a result, no longer discloses inception-to-date information.

Index
Note 3 – Fair Value of Financial Instruments

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant (Level 3)
As of September 30, 2015: (unaudited)
Cash and cash equivalents	$52,879,907	$52,879,907	$-	$-
Warrant Liability	$3,726,043	$-	$-	$3,726,043

As of December 31, 2014:
Cash and cash equivalents	$13,728,972	$13,728,972	$-	$-
Warrant Liability	$1,671,106	$-	$-	$1,671,106

There were no transfers between Levels 1, 2, or 3 during 2015 or 2014.

Level 3 instruments consist of the Company’s Series C and Series C-1 convertible preferred stock warrant liability and common stock warrant liability. The fair values of the outstanding warrants were measured using the Black-Scholes option-pricing model (Note 8). Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at December 31, 2014 and the IPO price at September 30, 2015, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the fair value of the underlying stock at December 31, 2014 and the IPO price at September 30, 2015 and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

Warrant Liability
Fair value as of December 31, 2014	$1,671,106
Fair value of warrants issued	175,114
Change in fair value	1,879,823
Fair value as of September 30, 2015	$3,726,043

Note 4 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Accrued research and development costs	$1,819,629	$471,267
Accrued professional fees	420,891	318,649
Accrued compensation	819,714	600,000
Accrued other	493,399	149,738
Deferred rent	36,589	42,508
Total	$3,590,222	$1,582,162

Note 5 -  Stock Options

The Company has three equity compensation plans: the 2010 Equity Incentive Plan, the 2012 Equity Incentive Plan and the 2014 Equity Incentive Plan (the “Plans”). Originally, the Company was able to grant up to 548,206 and 1,096,411 shares of Common Stock as qualified and nonqualified stock options under the 2010 Equity Incentive Plan and the 2012 Equity Incentive Plan, respectively. Nonqualified stock options (“NQs”) may be granted to service providers. Incentive stock options (“ISOs”) may be granted only to employees. In 2013, the Company’s stockholders approved an increase to 1,279,146 shares authorized for issuance under the 2010 Equity Incentive Plan. In 2014, the Board approved an increase to 1,350,412 shares authorized for issuance under the 2010 Equity Incentive Plan.

Index
In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant up to 1,827,351 shares as qualified and nonqualified options (the “Plan Limit”).  However, on January 1, 2015 and each January 1st thereafter prior to the termination of the plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31st and (y) such lesser number as the Board may determine in its discretion. On January 1, 2015 the Plan Limit was increased to 1,894,890 shares. No options were granted in 2014 under this Plan.

Pursuant to the terms of the Plans, ISOs have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four year term and NQs generally vest over a three or four year term. In the case of an ISO granted to an option holder who, at the time the ISO is granted, owns, directly or indirectly, stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the term of the ISO is five years from the date of grant or such shorter term as may be provided in the option agreement. Unless terminated by the Board, the Plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the Plans are no longer outstanding.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Stock Based Compensation
Research and development	$273,782	$142,753	$702,322	$457,377
General and administrative	338,096	137,237	864,240	572,838
Total	$611,878	$279,990	$1,566,562	$1,030,215

The fair value of options and warrants granted during the three and nine months ended September 30, 2015 and 2014 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Weighted Average	Weighted Average	Weighted Average	Weighted Average

Volatility	79.80%	75.00%	79.80%	75.54%
Risk-Free Interest Rate	1.59%	1.88%	1.74%	1.96%
Expected Term in Years	6.08	5.95	6.08	5.78
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value of Option on Grant Date	$7.51	$4.68	$5.22	$5.35

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	2,445,713	$3.13
Granted	1,822,609	7.56
Exercised	-	-
Forfeited	(30,640)	7.98
Expirations	(10,660)	8.28
Options outstanding at September 30, 2015	4,227,022	$5.00	8.36	$25,377,366
Vested and expected to vest at September 30, 2015	4,121,868	$4.94	8.33	$24,969,093
Exercisable at September 30, 2015	1,799,999	$2.94	7.32	$14,501,041

Index
At September 30, 2015 there was approximately $9,846,902 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 1.56 years.

Note 6 - Convertible Preferred Stock

The Company sold Convertible Preferred Stock as follows:

Issue Date	Series	Number of Shares	Price per Share	Proceeds (in thousands)	Common Stock Conversion Price	Common shares on conversion	Offer Costs (in thousands)
2009	A	390,486	$1.00	$390	$1.37	285,422	$25
2010	A	474,014	$1.00	$474	$1.37	346,476	$43
2011	B	2,333,000	$1.25	$2,916	$1.71	1,705,284	$27
2011 (1)	B	82,116	$1.25	$103	$1.71	60,021	---
2012	B-1	359,935	$1.75	$630	$2.39	263,091	$153
2013	C	4,631,505	$3.85	$17,831	$5.27	3,385,355	$2,747
2013 (2)	C	65,809	$3.85	$253	$5.27	48,102	---
2014	C-1	3,558,890	$4.65	$16,549	$6.36	2,601,337	$2,022
2015	C-2	12,043,006	$4.65	$56,000	$6.36	8,802,723	$3,783

(1)	Conversion of $100,000 NJEDA Note plus accrued interest of $2,645.

(2)	Conversion of $250,000 promissory note plus accrued interest of $3,365.

Offering costs associated with each issuance were recorded against such proceeds.

Preferred Stock Warrants

In connection with our preferred stock sales and debt issuances we issued warrants to the placement agent and lender, for preferred stock.  The warrants are recorded as liabilities with changes in fair value being recorded in the statement of operations and are calculated utilizing the Black-Scholes option pricing model.   At the IPO date of October 6, 2015 these warrants become exercisable for shares of our common stock.    These warrants are now exercisable for 671,020 shares of common stock at exercise prices ranging from $5.79 to $7.00 and expire at various dates through 2020.

Voting Rights

Holders of shares of Series A, Series B, Series B-1, Series C, Series C-1 and Series C-2 Convertible Preferred Stock are entitled to vote on as if converted to Common Stock basis, except that certain defined transactions require specific Series A, Series B, Series B-1, Series C, Series C-1 and Series C-2 stockholder approval pursuant to their respective rights.

Liquidation Preferences

The holders of shares of Series C, Series C-1 and Series C-2 Convertible Preferred Stock shall be entitled to receive, in preference to all other holders of Convertible Preferred Stock, 125% of the respective original purchase price of the shares of Series C, Series C-1 or Series C-2 Convertible Preferred Stock, plus all accrued and unpaid dividends, and second, the holders of shares of Series A, Series B and Series B-1 Convertible Preferred Stock shall be entitled to receive, in preference to the holders of the shares of Common Stock, the respective original purchase prices of the shares of Series A, Series B and Series B-1 Convertible Preferred Stock in proportion to the full preferential amount that all shares of the Series A, Series B and Series B-1 Convertible Preferred Stock are entitled to receive. The Convertible Preferred Stock is not redeemable.

Dividends

The holders of the Series C, Series C-1 and Series C-2 Convertible Preferred Stock are entitled to receive, when, as and if declared by the board, cumulative dividends at the rate of 8% of the original purchase price per annum. The Series C, Series C-1 and Series C-2 dividends accrue from the date of issuance and are payable semi-annually on January 1 and July 1 in cash or common stock at the Company’s option. In accordance with accounting literature, Series C, Series C-1 and Series C-2 dividends since the date of issuance have been accrued though no dividends have been declared by the Board through September 30, 2015.

The other series of Convertible Preferred Stock have no dividend requirement. If dividends were declared then preference is given in order to the Series B-1, Series B, and Series A. Such dividends shall only be payable when, and if declared and are not cumulative. Through September 30, 2015, the Company has not declared any dividends.

Index
Conversion Rights

The holders of shares of Series A, Series B, Series B-1, Series C, Series C-1 and Series C-2 Convertible Preferred Stock have the right to convert all or a portion of such shares at any time into shares of Common Stock. At the closing of the IPO, all of the outstanding shares of convertible preferred stock including shares for accrued dividends were automatically converted into 18,566,856 shares of common stock. See Note 9.

Note 7 – Commitments and Contingencies

Evonik

The Company entered into an agreement with SurModics Pharmaceuticals, Inc. in October 2010 for the exclusive worldwide licensing of certain technology, patent rights and know-how rights related to the production of EG-1962, the Company’s lead product candidate. This agreement was later transferred to Evonik Industries when it purchased substantially all the assets of SurModics Pharmaceuticals, Inc.

In exchange for the license, the Company agreed to make milestone payments totaling up to $14.75 million upon the achievement of certain development, regulatory and sales milestones detailed in the license agreement. In addition, the agreement calls for the Company to pay royalties based on a mid-single digit percentage of net sales. The agreement provides for the reduction of royalties in certain limited circumstances.

In September 2015, the Company and Evonik entered into Amendment No. 1 to the license agreement. This amendment clarified the Company’s obligations to pay Evonik certain royalty and milestone payments in respect of licensed product whether or not manufactured by Evonik and removed its obligation to negotiate exclusively with Evonik for Phase 3 and commercial supply of EG-1962. The term of the license agreement will continue until the expiration of the Company’s obligation to pay royalties to Evonik. Either party may terminate the license agreement due to material breach by the other party. Evonik may terminate the license agreement or convert it to a non-exclusive license, in either case upon giving the Company written notice, if the Company fails to use commercially reasonable efforts to hit certain specified development, regulatory and commercial milestones.

Employment Agreements

The Company has entered into employment agreements with each of its executives. The agreements generally provide for, among other things, salary, bonus and severance payments. The employment agreements provide for between 12 months and 18 months of severance benefits to be paid to an executive (as well as certain potential bonus, COBRA and equity award benefits), subject to the effectiveness of a general release of claims, if the executive terminates his employment for good reason or if the Company terminates the executive’s employment without cause. The continued provision of severance benefits is conditioned on each executive’s compliance with the terms of the Company’s Officer’s Confidentiality and Invention and Assignment Agreement as well as his release of claims.

Leases

Effective December 13, 2013 the Company entered into a 63 month lease for approximately 8,000 square feet of office space in Berkeley Heights, New Jersey.

Rent expense is recognized on a straight line basis where there is escalating payments, and was approximately $58,271 and $53,982 for the three months ended September 30, 2015 and 2014, respectively, and $149,371 and $173,679 for the nine months ended September 30, 2015 and 2014, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2015:

Year ended December 31,
2015 (remaining)	$57,238
2016	232,350
2017	232,221
2018	236,307
2019 and after	39,498
Total minimum payments required	$797,614

Index
Note 8 - Debt

On August 28, 2014, the Company entered into a loan and security agreement. The loan agreement provides funding for an aggregate principal amount of up to $10,000,000 in three separate term loans. The first term loan was funded on August 28, 2014 in the amount of $3,000,000 and matures on March 1, 2018. The terms of the loan agreement were amended following the completion of the Series C-1 preferred stock round of financing to allow for the drawdown of the second tranche of $3,000,000. This second tranche was funded on January 29, 2015. The Company elected not to draw the third tranche of $4.0 million, the availability of which expired on June 30, 2015. Initially, the loans bore interest at a rate per annum equal to the greater of (i) 10.45% or (ii) the sum of (a) 10.45% plus the prime rate (as reported in The Wall Street Journal) minus 4.50%.  On April 6, 2015, the second milestone event was met where the Company received gross cash proceeds in an amount greater than $55,000,000 which lowered the base interest rate on all loans to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 4.50%. The Company is required to make interest-only payments on each term loan through September 2015.

Commencing in October 2015, the loans will amortize in equal monthly installments of principal and interest over 30 months. On the maturity date or the date the loans otherwise become due, the Company must also pay additional interest equal to 1.5% of the total amounts funded under the loan agreement. In addition, if the Company prepays any of the term loans during the first year following the initial closing, the Company must pay a prepayment charge equal to 3% of the amount being prepaid, if the Company prepays any of the term loans during the second year following the initial closing, the Company must pay a prepayment charge equal to 2% of the amount being prepaid, and if the Company prepays any of the term loans after the second year following the initial closing, the Company must pay a prepayment charge of 1% of the amount being prepaid.

The term loans are secured by substantially all of our assets, other than intellectual property, which is the subject of a negative pledge. Under the loan agreement, the Company is subject to certain customary covenants that limit or restrict its ability to, among other things, incur additional indebtedness, grant any security interests, pay cash dividends, repurchase its common stock, make loans, or enter into certain transactions without prior consent. The lender under the agreement has the right to convert in an unregistered financing of the Company’s convertible preferred stock  or other senior equity securities or instruments exercisable for the foregoing of up to $1,000,000 of the principal amount of any term loan advance for securities being issued in such financing on the same terms afforded to others participating in such financing and to invest up to $1,000,000 in that same subsequent unregistered financing on the same terms afforded to others participating in such financing. The lender did not exercise this conversion right but did exercise its right to participate in the Series C-2 preferred stock financing and invested $1.0 million in the Series C-2 Convertible Preferred Stock on April 6, 2015. The lender’s conversion and investment rights did not apply to the IPO.

Future principal payments on the note as of September 30, 2015 were as follows:

Year Ending in December 31:	(000's)
2015 remaining	$534
2016	2,271
2017	2,513
2018	682
$6,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. The Company believes the estimated fair value at September 30, 2015 approximates the carrying amount.

Note 9- Subsequent Events

On October 6, 2015, the Company completed an IPO of 8,412,423 shares of its common stock which included 1,097,272 shares of common stock issued upon the exercise in full by the underwriters of their over-allotment option at a price of $11.00 per share for aggregate gross proceeds of $92.5 million. The Company received approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.3 million. Immediately prior to the closing of the IPO, all of the outstanding shares of convertible preferred stock, including shares for accrued dividends, automatically converted into 18,566,856 shares of common stock at the applicable conversion ratio then in effect. As of October 31, 2015, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its Seventh Amended and Restated Certificate of Incorporation to change the authorized capital stock to 75,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock, all with a par value of $0.00033 per share. The financial statements as of September 30, 2015, including share and per share amounts, do not give effect to the IPO.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on October 2, 2015 (the “Prospectus”). Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Edge,” “the Company,” “we,” “us” and “our” refer to Edge Therapeutics, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations ,are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading “Risk Factors” contained in the Prospectus. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this quarterly report and you should not place undue reliance on these forward-looking statements.

These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our plans to develop and commercialize our product candidates;

•	our ability to complete our ongoing clinical trials and to advance our product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party manufacturers and contract research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”)

•	our use of the net proceeds from the IPO; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Index
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Overview

On October 6, 2015, we completed the IPO of our common stock. In connection with the IPO, we sold 8,412,423 shares of our common stock which included 1,097,272 shares of common stock issued upon the exercise in full by the underwriters of their over-allotment option at a price of $11.00 per share for aggregate gross proceeds of $92.5 million. We received approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.3 million. Immediately prior to the closing of the IPO, all of the outstanding shares of convertible preferred stock, including shares for accrued dividends, automatically converted into 18,566,856 shares of common stock at the applicable conversion ratio then in effect. As of October 31, 2015, there were no shares of preferred stock outstanding. In connection with the IPO, we amended and restated our Seventh Amended and Restated Certificate of Incorporation to change the authorized capital stock to 75,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock, all with a par value of $0.00033 per share.

We are a clinical-stage biotechnology company that discovers, develops and seeks to commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening neurological conditions. We believe EG-1962, our lead product candidate, can fundamentally improve patient outcomes and transform the management of aneurysmal subarachnoid hemorrhage, or aSAH, which is bleeding around the brain due to a ruptured brain aneurysm. A single dose of EG-1962 delivers a high concentration of nimodipine, the current standard of care, directly to the brain with sustained drug exposure over 21 days. EG-1962 utilizes our proprietary, programmable, biodegradable polymer-based development platform, or our Precisa development platform, a novel delivery mechanism that enables targeted and sustained drug exposure while potentially avoiding the dose-limiting side effects associated with currently available formulations of nimodipine.

In April 2015, enrollment was completed in a Phase 1/2 safety and dose-escalation clinical trial of EG-1962 in North America, which we refer to as our NEWTON trial. The NEWTON trial met its primary and secondary endpoints of safety, tolerability, maximum tolerated dose (MTD) and pharmacokinetics. The results of the principal exploratory endpoint from the 90-day follow-up available for patients in the NEWTON trial cohorts demonstrated that 60% (27 of 45) of patients treated with EG-1962 experienced a favorable clinical outcome (a score of 6 − 8 on the extended Glasgow Outcome Scale, or GOSE) versus only 28% (5 of 18) of patients treated with the standard of care, oral nimodipine. Of the 45 patients treated with EG-1962, 90 days following treatment 27% (12 of 45) of patients across 17 sites achieved the highest clinical outcome score (GOSE = 8, Upper Good Recovery) versus only 6% (1 of 18) patients treated with the standard of care, oral nimodipine.

Based on End-of-Phase 2 correspondence from the U.S. Food and Drug Administration (“FDA”) received in late July 2015, we have determined the design and key elements of our planned Phase 3 clinical program for EG-1962 for the treatment of aSAH. Subject to submission and review by the FDA of a final protocol for the planned Phase 3 clinical trial, we expect to initiate the Phase 3 trial in mid-2016. Based on the results of the NEWTON trial, for a condition for which there is a substantial unmet medical need for better treatments, and the use of the FDA’s Section 505(b)(2) regulatory pathway, we believe this Phase 3 clinical trial, if successful, could form the basis of a new drug application submission to the FDA for EG-1962.

Our second product candidate, EG-1964, is being developed as a potential prophylactic treatment in the management of chronic subdural hematoma, or cSDH, to prevent recurrent bleeding on the surface of the brain. A cSDH is a liquefied hematoma that has accumulated on the surface of the brain in an area referred to as the subdural space and is often caused by minor head trauma. Following neurosurgical intervention to drain the hematoma, recurrent bleeding occurs in up to 30% of cSDH patients, requires repeat neurosurgical intervention and is associated with risks of serious complications, including death. There are currently no approved therapeutic treatments that reduce the risk of recurrent bleeding after cSDH. By way of a single administration at the time of the initial neurosurgical intervention, we believe EG-1964 will deliver a high concentration of aprotinin, a pancreatic trypsin inhibitor, directly to the brain with sustained drug exposure over 21 to 28 days. Aprotinin preserves the ability for blood to clot by inhibiting plasminogen, a naturally produced enzyme that breaks down blood clots, thereby limiting recurrent bleeding. If EG-1964 is approved by the FDA, we believe that EG-1964 can become the standard of care as a prophylactic treatment in the management of cSDH to prevent recurrent bleeding. We intend to submit an Investigation New Drug Application for EG-1964 in 2016 and initiate a Phase 1/2 trial thereafter.

Index
From our inception in 2009, we have devoted substantially all of our efforts to business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $12.2 million for the year ended December 31, 2014 and $20.1 million for the nine months ended September 30, 2015.  As of September 30, 2015, we had an accumulated deficit of approximately $54.2 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	conduct clinical trials of our initial product candidates, including the commencement of our Phase 3 program for EG-1962;

•	continue our research and development efforts;

•	conduct preclinical studies and initiate clinical trials for EG-1964 for the treatment of cSDH;

•	manufacture preclinical study and clinical trial materials and scale-up for commercial manufacturing capabilities;

•	hire additional clinical, quality control, technical and scientific personnel to conduct our clinical trials and to support our product development efforts;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	implement operational, financial and management systems; and

•	hire additional general and administrative personnel to support our operation as a public company.

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years.  We intend to initiate our Phase 3 program for EG-1962 for the treatment of aSAH in mid-2016. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

Furthermore, as a result of the IPO, we expect to incur additional costs associated with operating as a public company. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all and could be forced to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us in strategic partnerships and alliances and licensing arrangements. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

As of September 30, 2015, we had $52.9 million in cash and cash equivalents.

Index
KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Revenue

We have not generated any revenues from commercial product sales and do not expect to generate any such revenue in the near future.  We may also generate revenue in the future from a combination of research and development payments, license fees and other upfront payments or milestone payments.

Research and Development

Research and development expenses include employee-related expenses, licensing fees to use certain technology in our research and development projects, costs of acquiring, developing and manufacturing clinical trial materials, as well as fees paid to consultants and various entities that perform certain research and testing on our behalf. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued expenses. Costs incurred in connection with research and development activities are expensed as incurred.

We expect our research and development expenses to increase for the foreseeable future as we continue to advance our product candidates through preclinical studies and clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of our product candidates. Successful development of future product candidates from our research and development programs is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We will need to raise additional capital in the future in order to advance our various product candidates. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. We also may seek collaborators for one or more of our current or future product candidates.  If we are unable to raise capital as and when needed or enter into collaborations on acceptable terms, it may have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$6,508	$2,419	$4,089	169%
General and administrative expenses	1,977	1,141	836	73%
Total operating expenses	8,485	3,560	4,925	138%
Loss from operations	(8,485)	(3,560)	(4,925)	138%
Warrant remeasurement	(1,434)	89	(1,523)	1711%
Interest income (expense), net	(212)	(47)	(165)	NM
Loss before income taxes	(10,131)	(3,518)	(6,613)	188%
Benefit for income taxes	-	-	-	-
Net loss	$(10,131)	$(3,518)	$(6,613)	188%

Research and Development Expenses

Research and development expenses increased to $6.5 million in the three months ended September 30, 2015 from $2.4 million for the same period in 2014. The increase of $4.1 million in 2015 was primarily attributable to an increase in external expenses for the EG-1962 trial of $2.8 million and EG-1964 study of $0.3 million and additional internal R&D personnel costs of $0.6 million.

Index
General and Administrative Expenses

General and administrative expenses increased to $1.9 million in the three months ended September30, 2015 from $1.1 million for the same period in 2014. The $0.8 million increase was due primarily to increases in personnel costs of $0.1 million, stock based compensation of $0.2 million, facilities expense of $0.1 million and professional fees of $0.4 million.

Warrant Remeasurement

Warrant remeasurement expenses increased due to the change in fair value of the warrants in relation to the stock price.

Interest Income and Expense, net

Interest income and expense, net increased primarily due to interest expense for a venture financing loan beginning in August 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$12,574	$5,636	$6,938	123%
General and administrative expenses	5,053	3,541	1,512	43%
Total operating expenses	17,627	9,177	8,450	92%
Loss from operations	(17,627)	(9,177)	(8,450)	92%
Warrant remeasurement	(1,880)	184	(2,064)	1122%
Interest income (expense), net	(612)	(45)	(567)	NM
Loss before income taxes	(20,119)	(9,038)	(11,081)	123%
Benefit for income taxes	-	-	-	-
Net loss	$(20,119)	$(9,038)	$(11,081)	123%

Research and Development Expenses

Research and development expenses increased to $12.6 million in the nine months ended September 30, 2015 from $5.6 million for the same period in 2014. The increase of $6.9 million in 2015 was primarily attributable to the increased external expenses for the EG-1962 trial of $4.3 million, for the initiation of the EG-1964 development study of $0.5 million, additional internal R&D personnel costs of $1.3 million, stock based compensation of $0.2 million and professional fees of $0.5 million.

General and Administrative Expenses

General and administrative expenses increased to $5.1 million in the nine months ended September 30, 2015 from $3.5 million for the same period in 2014. The $1.5 million increase was due primarily to increases in personnel costs of $0.5 million, stock based compensation of $0.3 million, professional fees of $0.2 million, investor relations services and corporate marketing of $0.3 million, and rent and office expenses of $0.1 million.

Warrant Remeasurement

Warrant remeasurement expenses increased due to the change in fair value of the warrants in relation to the stock price.

Index
Interest Income and Expense, net

Interest income and expense, net increased primarily due to interest expense for a venture financing loan beginning in August 2014.

Liquidity and Capital Resources

Since our inception and through September 30, 2015, we have raised aggregate net proceeds of $93.9 million to fund our operations, primarily from $87.5 million sale of preferred stock and $6.0 million from a loan.  As of September 30, 2015, we had total cash and cash equivalents of $52.9 million as compared to $13.7 million as of December 31, 2014. The $39.2 million increase in total cash was due primarily to raising net proceeds of $52.4 million from the sale of preferred stock and to a $3.0 million increase from the loan offset by funding of operations, which mainly consisted of research and development activities and general and administrative expenses, including costs associated with the IPO.

In April 2015, we consummated the sale and issuance of 12,043,006 shares of Series C-2 Preferred Stock for net proceeds of approximately $52.4 million.  In 2014, we consummated the sale and issuance of 3,558,890 shares of our Series C-1 Preferred Stock for net proceeds of approximately $14.9 million. In August 2014, we entered into a Loan and Security Agreement providing for up to $10 million in funding subject to certain conditions. In 2013, we consummated the sale and issuance of 4,631,505 shares of our Series C Preferred Stock for net proceeds of approximately $16.1 million and issued an additional 65,809 shares of our Series C Preferred Stock in satisfaction of a $0.3 million bridge loan.

On October 6, 2015, we completed an IPO of our common stock for aggregate gross proceeds of $92.5 million. We received approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.3 million.

Hercules Loan and Security Agreement

On August 28, 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). The loan agreement with Hercules provides funding for an aggregate principal amount of up to $10.0 million in three separate tranches. The first tranche was funded on August 28, 2014 in the amount of $3.0 million and matures on March 1, 2018. The second $3.0 million tranche was funded on January 29, 2015.  We elected not to draw the third tranche of $4.0 million, the availability of which expired on June 30, 2015. Initially, the loans bore an interest at a rate per annum equal to the greater of (i) 10.45% or (ii) the sum of (a) 10.45% plus (b) the prime rate (as reported in The Wall Street Journal) minus 4.50%.  On April 6, 2015, the second milestone event was met which lowered the base interest rate on all loans to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 4.50%. We are required to make interest-only payments on each term loan through September 2015. Commencing in October 2015, the loans will amortize in equal monthly installments of principal and interest over 30 months. On the maturity date or the date the loans otherwise become due, we must also pay the lender under the agreement an additional charge equal to 1.5% of the total amounts funded under the loan agreement. In addition, if we prepay any of the term loans during the first year following the initial closing, we must pay a prepayment charge equal to 3% of the amount being prepaid, if we prepay any of the term loans during the second year following the initial closing, we must pay a prepayment charge equal to 2% of the amount being prepaid, and if we prepay any of the term loans after the second year following the initial closing, we must pay a prepayment charge of 1% of the amount being prepaid.

The term loans are secured by substantially all of our assets, other than intellectual property, which is the subject of a negative pledge. Under the loan agreement, we are subject to certain customary covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant any security interests, pay cash dividends, repurchase our common stock, make loans, or enter into certain transactions without the prior consent of Hercules.

Index
Cash flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	$(14,970)	$(6,831)
Net cash used in investing activities	(799)	(265)
Net cash provided by financing activities	54,920	2,044
Net increase (decrease) in cash	$39,151	$(5,052)

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.0 million and $6.8 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash used in operating activities of $8.2 million was primarily due to an increase in our research and development expenses of $6.9 million and general and administrative expenses of $1.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.8 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively, which in each period relates entirely to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $54.9 million for the nine months ended September 30, 2015 was primarily due to the proceeds from the issuance of preferred stock of $52.4 million and debt of $3.0 million less deferred offering costs of $0.5 million.

Net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2014 was primarily due to the proceeds from the issuance of debt of $3.0 million less debt issuance costs and deferred offering costs of $1.0 million.

Operating Capital Requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. We believe that the estimated net proceeds from our IPO, together with our existing cash and cash equivalents as of September 30, 2015, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  During that time, we expect our expenses will increase substantially as we fund Phase 3 clinical development of EG-1962, IND enabling activities related to EG-1964 and other development activities related to additional product candidates or additional routes of administration of or expanded indications for EG-1962.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing, costs and results of the clinical trials for our product candidates to meet regulatory approval, particularly whether the FDA requires us to complete two Phase 3 trials for EG-1962 or changes to the anticipated design of our Phase 3 program, such as changes in the required control arm of any such trial;

•	the outcome of planned 2015 interactions with the FDA and other non-U.S. health authorities that may alter our proposed Phase 3 program for EG-1962 that is required to meet the standards of a marketing authorization approval in aSAH;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

Index
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and

•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

Please see the section titled “Risk Factors” elsewhere in this report for additional risks associated with our substantial capital requirements.

Until such time, if ever, that we generate product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed may have a negative impact on our financial condition and our ability to develop our product candidates.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of September 30, 2015	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt principal and interest	$6,816	$2,721	$4,095	$-	$-

Operating lease obligations	797	231	566	-	-

Total contractual obligations	$7,613	$2,952	$4,661	$-	$-

Purchase Commitments

We have no material non-cancelable purchase commitments with service providers as we have generally contracted on a cancelable, purchase order basis.

Milestone and Royalty-based Commitments

We have obligations to make future payments to Evonik that become due and payable upon the achievement of certain development, regulatory and commercial milestones. We have not included this commitment on our balance sheet or in the table above because the achievement of these milestones is not fixed and determinable.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider our critical accounting policies and estimates to be related to stock-based compensation and our warrant liability. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015 from those disclosed in the Prospectus.

Index
Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

ITEM 3:	Quantitative and Qualitative Disclosure about Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. As of September 30, 2015, we had cash equivalents of $52.9 million that were held in a non-interest-bearing money operating account and an institutional market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes from our risk factors as previously reported in the Prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On October 6, 2015, we issued warrants to purchase 18,000 shares of our common stock at an exercise price of $12.10 per share in connection with services provided to us by Maxim Partners LLC, the placement agent for our offering of Series C-1 Preferred Stock in connection with the sale of stock in the IPO.

We deemed the issuance of the securities described in the paragraph above to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, relative to transactions by an issuer not involving a public offering, to the extent an exemption from such registration was required. There were no underwriters employed in connection with the transaction set forth in this Item 2.

Use of Proceeds

On October 6, 2015, we issued and sold 8,412,423 shares of our Common Stock, including 1,097,272 shares of our Common Stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, for aggregate gross offering proceeds of $92.5 million at a price to the public of $11.00 per share. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1, as amended (File No. 333-206416), which was declared effective by the SEC on September 30, 2015 and a Registration Statement on Form S-1 (File No. 333-207217) filed pursuant to Rule 462(b) of the Securities Act.  The IPO commenced on September 30, 2015 and did not terminate until the sale of all of the shares offered.

Leerink Partners LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the IPO, while Guggenheim Securities, LLC and JMP Securities LLC acted as co-managers.

The underwriting discounts and commissions in connection with the offering totaled approximately $6.5 million. We incurred additional costs of approximately $2.8 million in estimated offering expenses, which when added to the underwriting discounts and commissions paid by us, amounted to total fees and costs of approximately $9.3 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $83.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of October 31, 2015, we have not used any of the net proceeds from the IPO. We intend to use our net proceeds from the IPO for the overall development of our product candidates. We will invest the net proceeds of the IPO in short-term, investment-grade, interest-bearing securities. There has been no material change in our planned use of the balance of the net proceeds from the IPO described in the Prospectus.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index
ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits filed with this Quarterly Report on Form 10-Q or incorporated herein by reference is set forth in the Exhibit Index immediately following the signature page of this report and is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edge Therapeutics, Inc.

November 6, 2015	By: /s/ Brian A. Leuthner
Brian A. Leuthner
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	By: /s/ Andrew J. Einhorn
Andrew J. Einhorn
Chief Financial Officer
(Principal Financial Officer)

Index
Table of Contents

EXHIBIT INDEX

Exhibit Number		Exhibit Description

3.1
Eight Amended and Restated Certificate of Incorporation of Edge Therapeutics, Inc. (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2015, and incorporated by reference herein)

3.2		Second Amended and Restated Bylaws of Edge Therapeutics, Inc. (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 6, 2015, and incorporated by reference herein)

4.1		Warrant to Purchase 18,000 Shares of Common Stock issued to Maxim Partners LLC, dated as of October 6, 2015.

10.1	+
Amended and Restated Employment Agreement by and between Herbert J. Faleck and the Company dated as of August 11, 2015 (filed as exhibit 10.13 to the Company’s registration statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

10.2	+
Second Amended and Restated Employment Agreement by and between Dr. R. Loch Macdonald and the Company dated September 21, 2015 (filed as exhibit 10.14 to the Company’s Pre-Effective Amendment No. 1 to the registration statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

10.3	*
Amendment No. 1 to the License Agreement, effective as of September 21, 2015, by and between the Company and Evonik Corporation. (filed as exhibit 10.15 to the Company’s Pre-Effective Amendment No. 1 to the registration statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

31.1		Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Indicates management contract or compensatory plan.

*	Confidential Treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.