Form 10-Q
period 2016-03-31
Edge Therapeutics, Inc.
filed 2016-05-03
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of April 30, 2016 was 28,814,317.

Table of Contents

Edge Therapeutics, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

Page | 2

Index
PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGE THERAPEUTICS, INC.

Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$119,942,415	$130,189,421
Prepaid expenses and other current assets	841,804	1,081,084
Total current assets	120,784,219	131,270,505

Property and equipment, net	2,838,979	2,766,992
Other assets	142,870	55,161

Total assets	$123,766,068	$134,092,658

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,882,935	$2,584,249
Accrued expenses	1,358,270	3,734,348
Short term debt	2,329,485	2,271,111
Total current liabilities	6,570,690	8,589,708

Noncurrent liability:
Long term debt	2,472,414	3,025,423

STOCKHOLDERS' EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at March 31, 2016 and December 31, 2015, 28,813,220 shares and 28,810,845 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	9,721	9,720
Additional paid-in capital	186,137,623	184,721,777
Accumulated deficit	(71,424,380)	(62,253,970)
Total stockholders' equity	114,722,964	122,477,527

Total liabilities and stockholders' equity	$123,766,068	$134,092,658

See accompanying notes to the financial statements.

Page | 3

Index
EDGE THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating expenses:
Research and development expenses	$5,346,763	$2,871,239
General and administrative expenses	3,685,597	1,311,030

Total operating expenses	9,032,360	4,182,269

Loss from operations	(9,032,360)	(4,182,269)

Other income (expense):
Warrant remeasurement	-	(96,192)
Interest income	42,814	139
Interest expense	(180,864)	(190,163)

Net loss and comprehensive loss	(9,170,410)	(4,468,485)

Cumulative dividend on Series C , C-1 and C-2 convertible preferred stock	-	(683,181)

Net loss attributable to common stockholders	$(9,170,410)	$(5,151,666)

Loss per share attributable to common stockholders basic and diluted	$(0.32)	$(3.05)

Weighted average common shares outstanding basic and diluted	28,812,907	1,688,475

See accompanying notes to the financial statements.

Page | 4

Index
EDGE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,170,410)	$(4,468,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,415,301	371,171
Warrant remeasurement	-	96,192
Depreciation expense	15,300	9,287
Amortization of debt discount	22,534	26,467
Amortization of debt issuance costs	21,016	-
Non-cash interest expense	8,955	8,364
Changes in assets and liabilities:
Prepaid expenses and other assets	151,571	(62,576)
Accounts payable	842,864	(760,670)
Accrued expenses	(2,381,078)	515,227

Net cash used in operating activities	(9,073,947)	(4,265,023)

Cash flows from investing activities:
Purchases of property and equipment	(77,287)	(86,078)

Net cash used in investing activities	(77,287)	(86,078)

Cash flows from financing activities:
Proceeds from issuance of debt	-	3,000,000
Proceeds from exercise of stock options	546	-
Payments for issuance costs	(549,178)	(50,890)
Payments for debt payable	(547,140)	-
Proceeds from issuance of preferred stock, net of issuance costs	-	(31,314)

Net cash (used in) provided by financing activities	(1,095,772)	2,917,796

Net (decrease) increase in cash	(10,247,006)	(1,433,305)
Cash and cash equivalents at beginning of period	130,189,421	13,728,972

Cash and cash equivalents at end of period	$119,942,415	$12,295,667

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$133,047	$104,500

Supplemental cash flow information:
Deferred issuance costs included in accrued expenses and accounts payable	$-	$21,015
Accrued capital expenditures included in accrued expenses	$5,000	$83,018

See accompanying notes to the financial statements.

Page | 5

Index
Edge Therapeutics, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations

Edge Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company that discovers, develops and seeks to commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening neurological conditions. The Company’s product candidates utilize its proprietary, programmable, biodegradable polymer-based development platform (the Precisa TM  development platform), and a novel delivery mechanism that seeks to enable targeted and sustained drug exposure and avoid the dose-limiting side effects associated with the current standard of care.

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

On October 6, 2015, the Company completed an initial public offering (the “IPO”) of 8,412,423 shares of its common stock which included 1,097,272 shares of common stock issued upon the exercise in full by the underwriters of their over-allotment option at a price of $11.00 per share for aggregate gross proceeds of approximately $92.5 million. The Company received approximately $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.7 million. Immediately prior to the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock, including shares issued for accrued dividends, automatically converted into 18,566,856 shares of common stock at the applicable conversion ratio then in effect. There are currently no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its Seventh Amended and Restated Certificate of Incorporation to change the authorized capital stock to 75,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock, all with a par value of $0.00033 per share.

Note 2 - Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at March 31, 2016, the statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. The balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

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

Page | 6

Index
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

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including, for stock options, the expected life of the option, and expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

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

Page | 7

Index
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of March 31,
	2016	2015

Stock options to purchase Common Stock	5,117,292	3,610,444
Convertible preferred stock to purchase Common Stock	-	8,695,092
Warrants to purchase Common Stock	600,184	99,401
Warrants to purchase Series C Preferred Stock	-	338,534
Warrants to purchase Series C-1 Preferred Stock	-	257,028
Total	5,717,476	13,000,499

(H)	Recently adopted standards:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The new standard requires organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company’s is evaluating the impact of adoption.

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Public companies will be required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period provided that the entire standard is adopted. The Company is still evaluating the impact of the adoption of this ASU.

Note 3 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during 2016 or 2015.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Quoted Prices in Inactive Markets	Significant
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2016: (unaudited)
Cash and cash equivalents	$119,942,415	$119,942,415	$-	$-

As of December 31, 2015:
Cash and cash equivalents	$130,189,421	$130,189,421	$-	$-

Prior to our Initial Public Offering (“IPO”) which closed on October 6, 2015, Level 3 instruments consisted of the Company’s Series C and Series C-1 convertible preferred stock warrant liability and common stock warrant liability. The fair values of the outstanding warrants were measured using the Black-Scholes option-pricing model (Note 5). Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.  After the IPO, the warrants were no longer liability classified and were no longer considered Level 3 instruments.

Page | 8

Index
Note 4 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of March 31,	As of December 31,
	2016	2015

Accrued research and development costs	$205,602	$1,874,126
Accrued professional fees	619,977	258,568
Accrued compensation	453,695	1,510,430
Accrued other	47,147	56,835
Deferred rent	31,849	34,389
Total	$1,358,270	$3,734,348

Note 5 - Stock Options

The Company has three equity compensation plans: the 2010 Equity Incentive Plan, the 2012 Equity Incentive Plan and the 2014 Equity Incentive Plan (the “Plans”). Originally, the Company was able to grant up to 548,206 and 1,096,411 shares of Common Stock as both qualified and nonqualified stock options under the 2010 Equity Incentive Plan and the 2012 Equity Incentive Plan, respectively. Nonqualified stock options (“NQs”) may be granted to service providers. Incentive stock options (“ISOs”) may be granted only to employees. In 2013, the Company’s stockholders approved an increase to 1,279,146 shares authorized for issuance under the 2010 Equity Incentive Plan. In 2014, the Board of Directors of the Company (the “Board”) approved an increase to 1,350,412 shares authorized for issuance under the 2010 Equity Incentive Plan.

In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant up to 1,827,351 shares as both qualified and nonqualified options (the “Plan Limit”). However, on January 1, 2015 and each January 1 st  thereafter prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the 2014 Equity Incentive Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 st and (y) such lesser number as the Board may determine in its discretion. On January 1, 2015 and January 1, 2016 the Plan Limit was increased to 1,894,890 and 3,047,323 shares, respectively. No options were granted in 2014 under this Plan.

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

On November 16, 2015, the Company issued nonqualified options to purchase a total of 80,000 shares of common stock to W. Bradford Middlekauff, its newly appointed Senior Vice President, General Counsel and Secretary. The award was granted outside of the Company’s 2014 Equity Incentive Plan and vest over four years with 25% vesting on October 30, 2016, which is one year following Mr. Middlekauff’s date of hire and the remaining 75% vesting in 36 equal monthly installments thereafter, subject to Mr. Middlekauff’s continued service to the Company through each vesting date and subject to acceleration or forfeiture upon the occurrence of certain events as set forth in Mr. Middlekauff’s option agreement and employment agreement. The inducement grant award was made pursuant to the NASDAQ inducement grant exception as a material component of Mr. Middlekauff’s employment compensation.

 The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Stock-Based Compensation
Research and development	$497,529	$163,512
General and administrative	917,772	207,659
Total	$1,415,301	$371,171

Page | 9

Index
The fair value of options and warrants granted during the three months ended March 31, 2016 and 2015 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended March 31,
	2016	2015
	Weighted Average	Weighted Average
	(unaudited)
Volatility	79.80%	79.80%
Risk-Free Interest Rate	1.41%	1.82%
Expected Term in Years	6.08	6.07
Dividend Rate	0.00%	0.00%
Fair Value of Option on Grant Date	$4.97	$4.27

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2015	4,302,267	$5.19
Granted	817,400	7.22
Exercised	(2,375)	0.23
Forfeited	-	-
Expirations	-	-
Options outstanding at March 31, 2016	5,117,292	$5.51	8.21	$20,135,202
Vested and expected to vest at March 31, 2016	4,996,404	$5.47	8.18	$19,867,596
Exercisable at March 31, 2016	2,267,027	$3.35	7.13	$13,156,922

At March 31, 2016 there was approximately $11,855,493 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 1.57 years.

Note 6 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. There was a full valuation allowance against the net deferred tax assets as of March 31, 2016 and December 31, 2015.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2015, there were no uncertain positions. The Company's U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for the three months ended March 31, 2016 and 2015.

Page | 10

Index
Note 7 – Commitments and Contingencies

Evonik

The Company entered into an agreement with SurModics Pharmaceuticals, Inc. in October 2010 for the exclusive worldwide licensing of certain technology, patent rights and know-how rights related to the production of EG-1962, the Company’s lead product candidate (the “Evonik Agreement”). This agreement was later transferred to Evonik Industries (“Evonik”) when it purchased substantially all the assets of SurModics Pharmaceuticals, Inc.

Pursuant to the Evonik Agreement, in exchange for the license, the Company agreed to make milestone payments totaling up to $14.75 million upon the achievement of certain development, regulatory and sales milestones detailed in the Evonik Agreement. In addition, the Evonik Agreement calls for the Company to pay royalties on certain products based on a mid-single digit percentage of net sales. The Evonik Agreement provides for the reduction of royalties in certain limited circumstances.

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

Employment Agreements

The Company has entered into employment agreements with each of its executives. The agreements generally provide for, among other things, salary, bonus and severance payments. The employment agreements provide for between 12 months and 18 months of severance benefits to be paid to an executive (as well as certain potential bonus, COBRA and equity award benefits), subject to the effectiveness of a general release of claims, if the executive terminates his or her employment for good reason or if the Company terminates the executive’s employment without cause. The continued provision of severance benefits is conditioned on each executive’s compliance with the terms of the Company's confidentiality and invention and assignment agreement as well as his or her release of claims.

Leases

Effective December 13, 2013 the Company entered into a 63 month lease for approximately 8,000 square feet of office space in Berkeley Heights, New Jersey. On February 18, 2016, the Company entered into a new 63 month lease for approximately 20,410 square feet of office space within the same office complex in Berkeley Heights, New Jersey. The terms of the lease were structured so that the termination date of the December 13, 2013 lease coincided with the commencement date of the new lease which is anticipated to be on August 1, 2016.

Rent expense is recognized on a straight line basis where there are escalating payments, and was approximately $58,109 and $54,982 for the three months ended March 31, 2016 and 2015, respectively.

Page | 11

Index
The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2016:

Year ended December 31,
2016 (remaining)	$314,389
2017	573,181
2018	583,385
2019	593,591
2020	603,796
2021 and after	510,250
Total minimum payments required	$3,178,592

Note 8 - Debt

On August 28, 2014, the Company entered into a loan and security agreement. The loan agreement provided funding for an aggregate principal amount of up to $10,000,000 in three separate term loans. The first term loan was funded on August 28, 2014 in the amount of $3,000,000. The second tranche of $3,000,000 was funded on January 29, 2015. Both the first and second tranches mature on March 1, 2018. The Company elected not to draw the third tranche of $4.0 million, the availability of which expired on June 30, 2015. Initially, the loans bore interest at a rate per annum equal to the greater of (i) 10.45% or (ii) the sum of (a) 10.45% plus the prime rate (as reported in  The Wall Street Journal ) minus 4.50%. On April 6, 2015, the second milestone event was met where the Company received gross cash proceeds in an amount greater than $55,000,000 which lowered the base interest rate on all loans to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal ) minus 4.50%. The Company was required to make interest-only payments on each term loan through September 2015.

Commencing in October 2015, the term loans began amortizing in equal monthly installments of principal and interest over 30 months. On the maturity date or the date the loans otherwise become due, the Company must also pay additional interest equal to 1.5% of the total amounts funded under the loan agreement. In addition, if the Company prepays any of the term loans during the second year following the initial closing, the Company must pay a prepayment charge equal to 2% of the amount being prepaid, and if the Company prepays any of the term loans after such time, the Company must pay a prepayment charge of 1% of the amount being prepaid.

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

Future principal payments on the note as of March 31, 2016 were as follows:

Year Ending in December 31:	(000’s)
remaining 2016	$1,724
2017	2,513
2018	682
$4,919

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. The Company believes the estimated fair value at March 31, 2016 approximates the carrying amount.

Note 9- Subsequent Events

Subsequent events have been evaluated through the date these financial statements were issued.

Page | 12

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2016). Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Edge,” “the Company,” “we,” “us” and “our” refer to Edge Therapeutics, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading “Risk Factors” contained in the Annual Report. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this quarterly report and you should not place undue reliance on these forward-looking statements.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Page | 13

Index
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

We believe EG-1962, our lead product candidate, can fundamentally improve patient outcomes and transform the management of aneurysmal subarachnoid hemorrhage, or aSAH, which is bleeding around the brain due to a ruptured brain aneurysm. A single dose of EG-1962 delivers a high concentration of nimodipine, the current standard of care, directly to the brain with sustained drug exposure over 21 days. EG-1962 utilizes our proprietary, programmable, biodegradable polymer-based development platform, or our Precisa development platform, a novel delivery mechanism that enables targeted and sustained drug exposure while potentially avoiding the dose-limiting side effects associated with currently available formulations of nimodipine. In May 2015, the U.S. Food and Drug Administration, or the FDA, granted us orphan drug designation for EG-1962 for the treatment of patients with subarachnoid hemorrhage and in October, 2015 the European Commission granted orphan drug designation of EG-1962 for treatment of aneurysmal subarachnoid hemorrhage.

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

Page | 14

Index
We have never generated any revenue and have incurred net losses in each year since inception. Our net losses were $28.1 million for the year ended December 31, 2015 and $9.2 million for the three months ended March 31, 2016.  As of March 31, 2016, we had an accumulated deficit of approximately $71.4 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and conduct clinical trials, and seek regulatory approval for, our product candidates, as well as to scale-up manufacturing capabilities, protect and expand our intellectual property portfolio and hire additional personnel. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Furthermore, as a result of the IPO, we expect to incur additional costs associated with operating as a public company. Accordingly, at least until we can generate significant revenue from product sales, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all and could be forced to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us in strategic partnerships and alliances and licensing arrangements. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

As of March 31, 2016, we had $119.9 million in cash and cash equivalents.

Page | 15

Index
KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Revenue

We have not generated any revenues from commercial product sales and do not expect to generate any such revenue in the near future.  We may generate revenue in the future from a combination of research and development payments, license fees and other upfront payments or milestone payments.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$5,347	$2,871	$2,476	86%
General and administrative expenses	3,686	1,311	2,375	181%
Total operating expenses	9,033	4,182	4,851	116%
Loss from operations	(9,033)	(4,182)	(4,851)	116%
Warrant remeasurement	-	(96)	96	100%
Interest income (expense), net	(138)	(190)	52	27%
Net loss and comprehensive loss	$(9,171)	$(4,468)	$(4,703)	105%

Research and Development Expenses

Research and development (R&D) expenses increased to $5.3 million in the three months ended March 31, 2016 from $2.9 million for the same period in 2015. The increase of $2.4 million in 2016 was primarily attributable to an increase in external expenses for the EG-1962 trial of $1.4 million and additional internal R&D personnel and departmental costs of $1.1 million.

Page | 16

Index
General and Administrative Expenses

General and administrative expenses increased to $3.7 million in the three months ended March 31, 2016 from $1.3 million for the same period in 2015. The $2.4 million increase was due primarily to increases in personnel costs of $0.3 million, stock based compensation of $0.7 million, facilities expense of $0.1 million, professional fees of $0.9 million and $0.3 million additional fees associated with being a public company.

Warrant Remeasurement

Warrant remeasurement reflects adjustments to fair value of our liability-classified warrants. As of December 31, 2015 we no longer had liability classified warrants.

Interest Income and Expense, net

Interest income and expense, net decreased primarily due to interest expense for a venture financing loan offset by an increase in interest income from interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

Since our inception and through March 31, 2016, we have raised aggregate net proceeds of $176.7 million to fund our operations, primarily $82.8 million from the sale of common stock, $87.5 million from the sale of preferred stock and $6.0 million from a loan. As of March 31, 2016, we had total cash and cash equivalents of $119.9 million as compared to $130.2 million as of December 31, 2015. The $10.3 million decrease in total cash was due primarily to funding of operations, which mainly consisted of research and development activities and general and administrative expenses.

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

Hercules Loan and Security Agreement

On August 28, 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules. The loan agreement with Hercules provided funding for an aggregate principal amount of up to $10.0 million in three separate tranches. The first tranche was funded on August 28, 2014 in the amount of $3.0 million and the second $3.0 million tranche was funded on January 29, 2015. Both tranches mature on March 1, 2018. We elected not to draw the third tranche of $4.0 million, the availability of which expired on June 30, 2015. Initially, the loans bore interest at a rate per annum equal to the greater of (i) 10.45% or (ii) the sum of (a) 10.45% plus (b) the prime rate (as reported in The Wall Street Journal ) minus 4.50%. On April 6, 2015, the second milestone event was met which lowered the base interest rate on all loans to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal ) minus 4.50%. We were required to make interest-only payments on each term loan through September 2015. Commencing in October 2015, the loans amortized in equal monthly installments of principal and interest over 30 months. On the maturity date or the date the loans otherwise become due, we must also pay the lender under the agreement an additional charge equal to 1.5% of the total amounts funded under the loan agreement. In addition, if we prepay any of the term loans during the second year following the initial closing, we must pay a prepayment charge equal to 2% of the amount being prepaid, and if we prepay any of the term loans after such date, we must pay a prepayment charge of 1% of the amount being prepaid.

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

Page | 17

Index
Cash flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(9,074)	$(4,265)
Net cash used in investing activities	(77)	(86)
Net cash (used in) provided by financing activities	(1,096)	2,918
Net decrease in cash	$(10,247)	$(1,433)

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.1 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash used in operating activities of $4.8 million was primarily due to an increase in our research and development expenses of $2.5 million and general and administrative expenses of $2.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities relates entirely to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities of $1.1 million for the three months ended March 31, 2016 was primarily due to the payments of our debt obligations of $0.5 million and deferred offering costs of $0.5 million.

Net cash provided by financing activities of $2.9 million for the three months ended March 31, 2015 was primarily due to the proceeds from the issuance of debt of $3.0 million less debt issuance costs and deferred offering costs of $0.1 million.

Operating Capital Requirements

We expect that our primary uses of capital will continue to be third-party clinical research, development and manufacturing services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general administrative costs. We believe that our existing cash and cash equivalents as of March 31, 2016, will be sufficient to meet our anticipated cash requirements through the full data readout of our current planned Phase 3 pivotal trial of EG-1962 for the treatment of aSAH which is anticipated to occur in 2018. During that time, we expect our expenses will increase substantially as we fund Phase 3 clinical development of EG-1962, IND enabling activities related to EG-1964 and other development activities related to additional product candidates or additional routes of administration of or expanded indications for EG-1962.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing, costs and results of the clinical trials for our product candidates to meet regulatory approval, particularly whether the FDA requires us to complete two Phase 3 trials for EG-1962 or requires changes to the anticipated design of our Phase 3 program, such as changes in the required control arm of any such trial;

•	the outcome of planned interactions with the FDA and other non-U.S. health authorities that may alter our proposed Phase 3 program for EG-1962 that is required to meet the standards of a marketing authorization approval in aSAH;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

Page | 18

Index
•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and

•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

Please see the section titled “Risk Factors” in the Annual Report for additional risks associated with our substantial capital requirements.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of March 31, 2016	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt principal and interest	$5,456	$2,721	$2,735	$-	$-

Operating lease obligations	3,182	318	$1,750	1,114	-

Total contractual obligations	$8,638	$3,039	$4,485	$1,114	$-

This table above does not include (a) any milestone payments which may become payable to third parties under our license agreements as the timing and likelihood of such payments are not known, or (b) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

Purchase Commitments

We have no material non-cancelable purchase commitments with service providers as we have generally contracted on a cancelable, purchase order basis.

Milestone and Royalty-based Commitments

Pursuant to the Evonik Agreement, we have obligations to make future payments that become due and payable upon the achievement of certain development, regulatory and commercial milestones. Under the Evonik Agreement we expect to incur a milestone payment of $1.0 million upon dosing of the first patient in the upcoming Phase III clinical trial of EG-1962. We expect to attain this milestone in mid-2016 after which such payment will be due and payable.

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

Page | 19

Index
We consider our critical accounting policies and estimates to be related to stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3:	Quantitative and Qualitative Disclosure about Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of March 31, 2016, we had cash equivalents of $119.9 million that were held in a non-interest-bearing money operating account and an institutional market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page | 20

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits filed with this Quarterly Report or incorporated herein by reference is set forth in the Exhibit Index immediately following the signature page of this report and is incorporated into this Item 6 by reference.

Page | 21

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edge Therapeutics, Inc.

May 3, 2016	By: /s/ Brian A. Leuthner
Brian A. Leuthner
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2016	By: /s/ Andrew J. Einhorn
Andrew J. Einhorn
Chief Financial Officer
(Principal Financial Officer)

Page | 22

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Eighth Amended and Restated Certificate of Incorporation of Edge Therapeutics, Inc. (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2015, and incorporated by reference herein )

3.2	Second Amended and Restated Bylaws of Edge Therapeutics, Inc. (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 6, 2015, and incorporated by reference herein)

10.1	Lease, dated February 18, 2016, between The Connell Company and Edge Therapeutics, Inc..

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Page | 23