Form 10-Q
period 2016-06-30
Edge Therapeutics, Inc.
filed 2016-08-03
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of July 28, 2016 was 28,898,583.

Table of Contents

Edge Therapeutics, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

Page | 2

Index
PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGE THERAPEUTICS, INC.

Balance Sheets

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$111,022,034	$130,189,421
Prepaid expenses and other current assets	793,808	1,081,084
Total current assets	111,815,842	131,270,505

Property and equipment, net	3,461,121	2,766,992
Other assets	142,870	55,161

Total assets	$115,419,833	$134,092,658

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,854,796	$2,584,249
Accrued expenses	1,519,909	3,734,348
Short term debt	2,389,222	2,271,111
Total current liabilities	6,763,927	8,589,708

Noncurrent liability:
Long term debt	1,899,802	3,025,423

STOCKHOLDERS' EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at June 30, 2016 and December 31, 2015, 28,849,446 shares and 28,810,845 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	9,733	9,720
Additional paid-in capital	187,546,880	184,721,777
Accumulated deficit	(80,800,509)	(62,253,970)
Total stockholders' equity	106,756,104	122,477,527

Total liabilities and stockholders' equity	$115,419,833	$134,092,658

See accompanying notes to the financial statements.

Page | 3

Index
EDGE THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development expenses	$5,975,306	$3,195,244	$11,322,069	$6,066,483
General and administrative expenses	3,288,889	1,765,065	6,974,486	3,076,095

Total operating expenses	9,264,195	4,960,309	18,296,555	9,142,578

Loss from operations	(9,264,195)	(4,960,309)	(18,296,555)	(9,142,578)

Other income (expense):
Warrant remeasurement	-	(350,129)	-	(446,321)
Interest income	49,376	1,338	92,190	1,477
Interest expense	(161,310)	(211,863)	(342,174)	(402,026)

Net loss and comprehensive loss	(9,376,129)	(5,520,963)	(18,546,539)	(9,989,448)

Cumulative dividend on Series C , C-1 and C-2 convertible preferred stock	-	(1,746,334)	-	(2,429,515)

Net loss attributable to common stockholders	$(9,376,129)	$(7,267,297)	$(18,546,539)	$(12,418,963)

Loss per share attributable to common stockholders basic and diluted	$(0.33)	$(4.30)	$(0.64)	$(7.36)

Weighted average common shares outstanding basic and diluted	28,828,449	1,688,475	28,820,678	1,688,475

See accompanying notes to the financial statements.

Page | 4

Index
EDGE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,546,539)	$(9,989,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,796,296	954,684
Warrant remeasurement	-	446,321
Depreciation expense	31,689	23,714
Amortization of debt discount	42,623	52,933
Amortization of debt issuance costs	39,847	-
Non-cash interest expense	16,982	18,516
Changes in assets and liabilities:
Prepaid expenses and other assets	262,600	61,923
Accounts payable	289,820	(1,202,721)
Accrued expenses	(2,282,473)	(336,896)

Net cash used in operating activities	(17,349,155)	(9,970,974)

Cash flows from investing activities:
Purchases of property and equipment	(195,317)	(447,170)

Net cash used in investing activities	(195,317)	(447,170)

Cash flows from financing activities:
Proceeds from issuance of debt	-	3,000,000
Proceeds from exercise of stock options	26,199	-
Proceeds from exercise of warrants	2,621	-
Payments for issuance costs	(544,773)	(240,316)
Payments for debt payable	(1,106,962)	-
Proceeds from issuance of preferred stock, net of issuance costs	-	52,394,571

Net cash (used in) provided by financing activities	(1,622,915)	55,154,255

Net (decrease) increase in cash	(19,167,387)	44,736,111
Cash and cash equivalents at beginning of period	130,189,421	13,728,972

Cash and cash equivalents at end of period	$111,022,034	$58,465,083

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$253,412	$264,733

Supplemental cash flow information:
Deferred issuance costs included in accrued expenses and accounts payable	$-	$33,826
Accrued capital expenditures included in accrued expenses and accounts payable	$530,500	$266,967

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

From the Company’s inception, it has devoted substantially all of its efforts to business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital. The Company’s future operations are highly dependent on a combination of factors, including (i) the success of its research and development, (ii) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (iii) regulatory approval and market acceptance of the Company’s proposed future products.

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

The interim balance sheet at June 30, 2016, the statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. The balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

Page | 7

Index
	As of June 30,
	2016	2015

Stock options to purchase Common Stock	5,137,775	3,707,719
Convertible preferred stock to purchase Common Stock	-	17,497,815
Warrants to purchase Common Stock	562,539	99,401
Warrants to purchase Series C Preferred Stock	-	338,534
Warrants to purchase Series C-1 Preferred Stock	-	332,480
Total	5,700,314	21,975,950

(H)	Recently adopted standards:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The new standard requires organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adoption.

In March 2016, the FASB issued ASU No. 2016-09 which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Public companies will be required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period provided that the entire standard is adopted. The Company is evaluating the impact of the adoption of this ASU.

Note 3 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during 2016 or 2015.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016: (unaudited)
Cash and cash equivalents	$111,022,034	$111,022,034	$-	$-

As of December 31, 2015:
Cash and cash equivalents	$130,189,421	$130,189,421	$-	$-

Prior to our IPO which closed on October 6, 2015, Level 3 instruments consisted of the Company’s Series C and Series C-1 convertible preferred stock warrant liability and common stock warrant liability. The fair values of the outstanding warrants were measured using the Black-Scholes option-pricing model (Note 5). Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. After the IPO, the warrants were no longer liability classified and were no longer considered Level 3 instruments.

Page | 8

Index
Note 4 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of June 30,	As of December 31,
	2016	2015

Accrued research and development costs	$250,760	$1,874,126
Accrued professional fees	352,617	258,568
Accrued compensation	846,759	1,510,430
Accrued other	41,146	56,835
Deferred rent	28,627	34,389
Total	$1,519,909	$3,734,348

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

In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant up to 1,827,351 shares as both qualified and nonqualified options (the “Plan Limit”). However, on January 1, 2015 and each January 1 thereafter prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the 2014 Equity Incentive Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 st and (y) such lesser number as the Board may determine in its discretion. On January 1, 2015 and January 1, 2016 the Plan Limit was increased to 1,894,890 and 3,047,323 shares, respectively. No options were granted in 2014 under this Plan.

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

On November 16, 2015, the Company issued non-qualified options to purchase a total of 80,000 shares of common stock to W. Bradford Middlekauff, its newly appointed Senior Vice President, General Counsel and Secretary. The award was granted outside of the Company’s 2014 Equity Incentive Plan and vests over four years with 25% vesting on October 30, 2016, which is one year following Mr. Middlekauff’s date of hire and the remaining 75% vesting in 36 equal monthly installments thereafter, subject to Mr. Middlekauff’s continued service to the Company through each vesting date and subject to acceleration or forfeiture upon the occurrence of certain events as set forth in Mr. Middlekauff’s option agreement and employment agreement. The foregoing grant award was made pursuant to the NASDAQ inducement grant exception as a material component of Mr. Middlekauff’s employment compensation.

Page | 9

Index
The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$544,702	$265,029	$1,042,232	$428,541
General and administrative	836,292	318,486	1,754,064	526,143
Total	$1,380,994	$583,515	$2,796,296	$954,684

The fair value of options and warrants granted during the three and six months ended June 30, 2016 and 2015 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	71.80%	79.80%	78.50%	79.80%
Risk-Free Interest Rate	1.29%	1.58%	1.39%	1.79%
Expected Term in Years	5.68	6.08	6.01	6.07
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value of Option on Grant Date	$5.81	$4.39	$5.11	$4.28

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2015	4,302,267	$5.19
Granted	976,400	7.56
Exercised	(7,375)	3.55
Forfeited	(133,517)	5.79
Expirations	-	-
Options outstanding at June 30, 2016	5,137,775	$5.62	8.00	$23,960,058
Vested and expected to vest at June 30, 2016	5,035,892	$5.58	7.98	$23,679,976
Exercisable at June 30, 2016	2,617,577	$3.97	7.10	$16,226,531

At June 30, 2016 there was approximately $10,950,318 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 1.46 years.

Note 6 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. There was a full valuation allowance against the net deferred tax assets as of June 30, 2016 and December 31, 2015.

Page | 10

Index
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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2015, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for the six months ended June 30, 2016 and 2015.

Note 7 – Commitments and Contingencies

Evonik

The Company entered into an agreement with SurModics Pharmaceuticals, Inc. (“SurModics”) in October 2010 for the exclusive worldwide licensing of certain technology, patent rights and know-how rights related to the production of EG-1962, the Company’s lead product candidate (the “Evonik Agreement”). This agreement was later transferred to Evonik Industries AG (“Evonik”) when it purchased substantially all the assets of SurModics.

Pursuant to the Evonik Agreement, in exchange for the license, the Company agreed to make milestone payments totaling up to $14.75 million upon the achievement of certain development, regulatory and sales milestones detailed in the Evonik Agreement. In July 2016, we dosed the first patient in the Phase III clinical trial of EG-1962.  As a result, pursuant to the Evonik Agreement we are obligated to pay a milestone of $1.0 million within 30 days.  In addition, the Evonik Agreement calls for the Company to pay royalties on certain products based on a mid-single digit percentage of net sales. The Evonik Agreement provides for the reduction of royalties in certain limited circumstances.

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

Employment Agreements

The Company has entered into employment agreements with each of its executives. The agreements generally provide for, among other things, salary, bonus and severance payments. The employment agreements provide for between 12 months and 18 months of severance benefits to be paid to an executive (as well as certain potential bonus, COBRA and equity award benefits), subject to the effectiveness of a general release of claims, if the executive terminates his or her employment for good reason or if the Company terminates the executive’s employment without cause. The continued provision of severance benefits is conditioned on each executive’s compliance with the terms of the Company’s confidentiality and invention and assignment agreement as well as his or her release of claims.

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

Page | 11

Index
Rent expense is recognized on a straight line basis where there are escalating payments, and was approximately $56,050 and $36,854 for the three months ended June 30, 2016 and 2015, respectively and $114,159 and $91,100 for the six months ended June 30, 2016 and 2015, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2016:

Year ended December 31,
2016 (remaining)	$259,292
2017	573,181
2018	583,385
2019	593,591
2020	603,796
2021 and after	510,250
Total minimum payments required	$3,123,495

Note 8 - Debt

On August 28, 2014, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules (the “Loan Agreement”). The Loan Agreement provided funding for an aggregate principal amount of up to $10,000,000 in three separate term loans. The first term loan was funded on August 28, 2014 in the amount of $3,000,000. The second tranche of $3,000,000 was funded on January 29, 2015. Both the first and second tranches mature on March 1, 2018. The Company elected not to draw the third tranche of $4.0 million, the availability of which expired on June 30, 2015. Initially, the loans bore interest at a rate per annum equal to the greater of (i) 10.45% or (ii) the sum of (a) 10.45% plus (b) the prime rate (as reported in The Wall Street Journal ) minus 4.50%. On April 6, 2015, the second milestone event was met where the Company received gross cash proceeds in an amount greater than $55,000,000 which lowered the base interest rate on all loans to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal ) minus 4.50%. The Company was required to make interest-only payments on each term loan through September 2015.

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

The term loans are secured by substantially all of the Company’s assets, other than intellectual property, which is the subject of a negative pledge. Under the Loan Agreement, the Company is subject to certain customary covenants that limit or restrict its ability to, among other things, incur additional indebtedness, grant any security interests, pay cash dividends, repurchase its common stock, make loans, or enter into certain transactions without prior consent of Hercules.

Future principal payments on the note as of June 30, 2016 were as follows:

Year Ending in December 31:	(000's)
remaining 2016	$1,164
2017	2,513
2018	682
$4,359

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. The Company believes the estimated fair value at June 30, 2016 approximates the carrying amount.

Page | 12

Index
Note 9- Subsequent Events

On July 28, 2016, the Company was informed that the first patient was treated in the NEWTON 2 trial (Nimodipine microparticles to Enhance recovery While reducing TOxicity after subarachNoid hemorrhage).  NEWTON 2 is a Phase 3, multi-center, multi-national, randomized, double-blind, placebo-controlled, parallel-group study comparing the efficacy and safety of EG-1962 to standard of care oral nimodipine in adults with an aneurysmal subarachnoid hemorrhage (aSAH) resulting from a ruptured brain aneurysm.  As a result, pursuant to the Evonik Agreement we are obligated to pay a milestone of $1.0 million within 30 days.

On August 1, 2016, Edge entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital) (“Hercules”).  The Amended Loan Agreement amended and restated Edge’s existing loan and security agreement (the “Existing Loan Agreement”) with Hercules entered into on August 28, 2014.  At closing, Edge borrowed the full $15.0 million (less the amount currently outstanding under the Existing Loan Agreement) available for draw under the Amended Loan Agreement. The Amended Loan Agreement allows Edge, at its option, to drawn down a second tranche of $5.0 million on or before June 15, 2017.  Amounts drawn under the Amended Loan Agreement bear interest at rate per annum equal to the greater of (i) 9.15% or (ii) the sum of (a) 9.15% plus (b) the prime rate (as reported in the Wall Street Journal) minus 4.50%.  Edge will make interest-only payments through April 2018, which period may be extended to April 2019 under certain circumstances, after which it will make equal monthly payments of principal and interest.  The loan will mature on February 3, 2020. The loan is secured by substantially all of Edge’s assets, other than intellectual property, which is the subject of a negative pledge. Under the Amended Loan Agreement, Edge is subject to certain customary covenants that limit or restrict its ability to, among other things, incur additional indebtedness, grant any security interests, pay cash dividends, repurchase its common stock, make loans, or enter into certain transactions without prior consent.

Page | 13

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the SEC on March 8, 2016). Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Edge,” “the Company,” “we,” “us” and “our” refer to Edge Therapeutics, Inc.

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

These forward-looking statements include, but are not limited to, statements about:

•	our plans to manufacture, develop and commercialize our product candidates;

•	our ability to complete our ongoing clinical trials and to advance our product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;

•	regulatory developments in the United States and foreign countries;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	the performance of our third-party manufacturers and contract research organizations;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel;

•	our ability to obtain additional financing;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our use of the net proceeds from our initial public offering of common stock and future financings, if any;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”); and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Page | 14

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

On October 6, 2015, we completed the IPO of 8,412,423 shares of our common stock which included 1,097,272 shares of common stock issued upon the exercise in full by the underwriters of their over-allotment option at a price of $11.00 per share for aggregate gross proceeds of approximately $92.5 million. We received approximately $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.7 million. Immediately prior to the closing of the IPO, all of the outstanding shares of convertible preferred stock, including shares for accrued dividends, automatically converted into 18,566,856 shares of common stock at the applicable conversion ratio then in effect. There are no shares of preferred stock outstanding. In connection with the IPO, we amended and restated our Seventh Amended and Restated Certificate of Incorporation to change the authorized capital stock to 75,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock, all with a par value of $0.00033 per share.

We believe EG-1962, our lead product candidate, can fundamentally improve patient outcomes and transform the management of aneurysmal subarachnoid hemorrhage, or aSAH, which is bleeding around the brain due to a ruptured brain aneurysm. A single dose of EG-1962 delivers a high concentration of nimodipine, the current standard of care, directly to the brain with sustained drug exposure over 21 days. EG-1962 utilizes our proprietary, programmable, biodegradable polymer-based development platform, or our Precisa development platform, a novel delivery mechanism that enables targeted and sustained drug exposure while potentially avoiding the dose-limiting side effects associated with currently available formulations of nimodipine. In May 2015, the U.S. Food and Drug Administration (the “FDA”) granted us orphan drug designation for EG-1962 for the treatment of patients with subarachnoid hemorrhage and in October, 2015 the European Commission granted orphan drug designation of EG-1962 for treatment of aneurysmal subarachnoid hemorrhage.

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

Based on End-of-Phase 2 correspondence from the FDA and subsequent interactions with the FDA in 2015 and 2016, we have determined the design and key elements of our planned Phase 3 clinical program for EG-1962 for the treatment of aSAH. In May, 2016, the FDA granted us Fast Track Designation for our investigational new drug applications for EG-1962. We initiated the Phase 3 trial in July 2016. The final results of the pivotal Phase 3 study, if positive, are expected to form the basis for a marketing application to the FDA and other global health regulatory authorities for the approval of EG-1962 in aSAH. In the United States, we plan to use the FDA Section 505(b)(2) regulatory pathway.

We also plan to study the safety, pharmacokinetics and clinical outcomes of EG-1962 administered directly into the basal cisterns of the brain in patients with aSAH who do not receive an EVD but remain at risk for delayed neurological complications following surgical repair of a ruptured aneurysm. We intend to initiate an open-label study in which 9 patients will receive EG-1962 via intracisternal administration and 3 patients will receive standard of care oral nimodipine in the second half of 2016.

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

Page | 15

Index
From our inception in 2009, we have devoted substantially all of our efforts to business planning, engaging regulatory, manufacturing and other technical consultants, developing operating assets, planning and executing clinical trials and raising capital.

We have never generated any revenue and have incurred net losses in each year since inception. Our net losses were $28.1 million for the year ended December 31, 2015 and $18.5 million for the six months ended June 30, 2016.  As of June 30, 2016, we had an accumulated deficit of approximately $80.8 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and conduct clinical trials, and seek regulatory approval for, our product candidates, as well as to scale-up manufacturing capabilities, protect and expand our intellectual property portfolio and hire additional personnel. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. We initiated our Phase 3 program for EG-1962 for the treatment of aSAH in July 2016. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

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

As of June 30, 2016, we had $111.0 million in cash and cash equivalents.

Page | 16

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$5,975	$3,195	$2,780	87%
General and administrative expenses	3,289	1,765	1,524	86%
Total operating expenses	9,264	4,960	4,304	87%
Loss from operations	(9,264)	(4,960)	(4,304)	87%
Warrant remeasurement	-	(350)	350	100%
Interest income (expense), net	(112)	(211)	99	47%
Net loss and comprehensive loss	$(9,376)	$(5,521)	$(3,855)	70%

Research and Development Expenses

Research and development (R&D) expenses increased to $6.0 million in the three months ended June 30, 2016 from $3.2 million for the same period in 2015. The increase of $2.8 million in 2016 was primarily attributable to an increase in external expenses for the EG-1962 trial of $2.2 million and additional internal R&D personnel and departmental costs of $0.6 million.

Page | 17

Index
General and Administrative Expenses

General and administrative expenses increased to $3.3 million in the three months ended June 30, 2016 from $1.8 million for the same period in 2015. The $1.5 million increase was due primarily to increases in personnel costs of $0.3 million, stock based compensation of $0.5 million, facilities expense of $0.2 million, professional fees of $0.3 million and $0.2 million additional fees associated with being a public company.

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

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$11,322	$6,066	$5,256	87%
General and administrative expenses	6,974	3,076	3,898	127%
Total operating expenses	18,296	9,142	9,154	100%
Loss from operations	(18,296)	(9,142)	(9,154)	100%
Warrant remeasurement	-	(446)	446	100%
Interest income (expense), net	(250)	(401)	151	38%
Net loss and comprehensive loss	$(18,546)	$(9,989)	$(8,557)	86%

Research and Development Expenses

Research and development (R&D) expenses increased to $11.3 million in the six months ended June 30, 2016 from $6.1 million for the same period in 2015. The increase of $5.2 million in 2016 was primarily attributable to an increase in external expenses for the EG-1962 trial of $3.5 million and additional internal R&D personnel and departmental costs of $1.7 million.

General and Administrative Expenses

General and administrative expenses increased to $7.0 million in the six months ended June 30, 2016 from $3.1 million for the same period in 2015. The $3.9 million increase was due primarily to increases in personnel costs of $0.6 million, stock based compensation of $1.2 million, facilities expense of $0.3 million, professional fees of $1.2 million and $0.5 million additional fees associated with being a public company.

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

Liquidity and Capital Resources

Since our inception and through June 30, 2016, we have raised aggregate net proceeds of $176.7 million to fund our operations, primarily $82.8 million from the sale of common stock, $87.5 million from the sale of preferred stock and $6.0 million from a loan. As of June 30, 2016, we had total cash and cash equivalents of $111.0 million as compared to $130.2 million as of December 31, 2015. The $19.2 million decrease in total cash was due primarily to funding of operations, which mainly consisted of research and development activities, general and administrative expenses and payments for debt principal reduction.

Page | 18

Index
On October 6, 2015, we completed the IPO of our common stock for aggregate gross proceeds of approximately $92.5 million. We received approximately $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.7 million. In connection with the IPO, all preferred stock was converted into common stock. There is no preferred stock outstanding as of June 30, 2016, nor are there any preferred stock dividends accrued or payable.

Hercules Loan and Security Agreement

On August 28, 2014, we entered into a Loan Agreement with Hercules. The Loan Agreement with Hercules provided funding for an aggregate principal amount of up to $10.0 million in three separate tranches. The first tranche was funded on August 28, 2014 in the amount of $3.0 million and the second $3.0 million tranche was funded on January 29, 2015. Both tranches mature on March 1, 2018. We elected not to draw the third tranche of $4.0 million, the availability of which expired on June 30, 2015. Initially, the loans bore interest at a rate per annum equal to the greater of (i) 10.45% or (ii) the sum of (a) 10.45% plus (b) the prime rate (as reported in The Wall Street Journal ) minus 4.50%. On April 6, 2015, the second milestone event under the Loan Agreement was met which lowered the base interest rate on all loans to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal ) minus 4.50%. We were required to make interest-only payments on each term loan through September 2015.

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

Page | 19

Index
Cash flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015

Net cash used in operating activities	$(17,349)	$(9,971)
Net cash used in investing activities	(195)	(447)
Net cash (used in) provided by financing activities	(1,623)	55,154
Net (decrease) increase in cash	$(19,167)	$44,736

Net Cash Used in Operating Activities

Net cash used in operating activities was $17.3 million and $10.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash used in operating activities of $7.3 million was primarily due to an increase in our research and development expenses of $5.2 million and general and administrative expenses of $3.9 million offset by the non-cash increase of $1.8 million for stock based compensation expense and decrease of warrant remeasurement expense of $0.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities relates entirely to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities of $1.6 million for the six months ended June 30, 2016 was primarily due to the payments of our debt obligations of $1.1 million and deferred offering costs of $0.5 million.

Net cash provided by financing activities of $55.2 million for the six months ended June 30, 2015 was primarily due to the net proceeds from the issuance of preferred stock of $52.4 and issuance of debt of $3.0 million less debt issuance costs of $0.2 million.

Operating Capital Requirements

We expect that our primary uses of capital will continue to be third-party clinical research, development and manufacturing services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general administrative costs. We believe that our existing cash and cash equivalents as of June 30, 2016, will be sufficient to meet our anticipated cash requirements through the full data readout of our current planned Phase 3 pivotal trial of EG-1962 for the treatment of aSAH which is anticipated to occur in 2018. During this time, we expect our expenses will increase as we fund Phase 3 clinical development of EG-1962, IND enabling activities related to EG-1964 and other development activities related to additional product candidates or additional routes of administration of or expanded indications for EG-1962.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing, costs and results of the clinical trials for our product candidates to meet regulatory approval, particularly whether the FDA requires us to complete a second Phase 3 trials for EG-1962 or requires changes to the anticipated design of our Phase 3 program, such as changes in the required control arm of any such trial;

•	the outcome of planned interactions with the FDA and other non-U.S. health authorities that may alter our proposed Phase 3 program for EG-1962 that is required to meet the standards of a marketing authorization approval in aSAH;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

Page | 20

Index
•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and

•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of June 30, 2016	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt principal and interest	$4,776	$2,721	$2,055	$-	$-

Operating lease obligations	3,123	259	$1,750	1,114	-

Total contractual obligations	$7,899	$2,980	$3,805	$1,114	$-

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

Milestone and Royalty-based Commitments

Pursuant to the Evonik Agreement, we have obligations to make future payments that become due and payable upon the achievement of certain development, regulatory and commercial milestones.  In July, 2016 we dosed the first patient in the Phase III clinical trial of EG-1962.  As a result, pursuant to the Evonik Agreement we are obligated to pay a milestone of $1.0 million within 30 days.

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

Page | 21

Index
We consider our critical accounting policies and estimates to be related to stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3:	Quantitative and Qualitative Disclosure about Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of June 30, 2016, we had cash equivalents of $111.0 million that were held in a non-interest-bearing money operating account and an institutional market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page | 22

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

Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016.

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

We received aggregate net proceeds from our initial public offering of approximately $83.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

We intend to use our net proceeds from the IPO for the overall development of our product candidates. We have invested the net proceeds of the IPO in short-term, investment-grade, interest-bearing securities. There has been no material change in our planned use of the net proceeds from the IPO described in the IPO prospectus.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits filed with this Quarterly Report or incorporated herein by reference is set forth in the Exhibit Index immediately following the signature page of this report and is incorporated into this Item 6 by reference.

Page | 23

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edge Therapeutics, Inc.

August 3, 2016	By: /s/ Brian A. Leuthner
Brian A. Leuthner
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2016	By: /s/ Andrew J. Einhorn
Andrew J. Einhorn
Chief Financial Officer
(Principal Financial Officer)

Page | 24

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Page | 25