Form 10-Q
period 2017-03-31
Edge Therapeutics, Inc.
filed 2017-05-03
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to_____________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of April 27, 2017 was 30,811,436.

Table of Contents

Edge Therapeutics, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Page | 2

Index
PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGE THERAPEUTICS, INC.

Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$95,590,661	$106,398,919
Prepaid expenses and other current assets	699,525	954,581
Total current assets	96,290,186	107,353,500

Property and equipment, net	3,465,055	3,418,077
Other assets	142,870	142,870

Total assets	$99,898,111	$110,914,447

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,527,616	$3,471,032
Accrued expenses	3,638,589	3,213,715
Short term debt	579,554	-
Total current liabilities	6,745,759	6,684,747

Noncurrent liability:
Long term debt	14,505,605	14,953,143

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized at March 31, 2017 and December 31, 2016, 0 outstanding	-	-
Common stock, $0.00033 par value, 75,000,000 shares authorized at March 31, 2017 and December 31, 2016, 29,011,436 shares and 28,918,516 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	9,786	9,756
Additional paid-in capital	191,895,736	190,341,769
Accumulated deficit	(113,258,775)	(101,074,968)
Total stockholders' equity	78,646,747	89,276,557

Total liabilities and stockholders' equity	$99,898,111	$110,914,447

See accompanying notes to the financial statements.

Page | 3

Index
EDGE THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development expenses	$7,589,496	$5,346,763
General and administrative expenses	4,201,842	3,685,597

Total operating expenses	11,791,338	9,032,360

Loss from operations	(11,791,338)	(9,032,360)

Other income (expense):
Interest income	96,259	42,814
Interest expense	(475,141)	(180,864)

Net loss and comprehensive loss	$(12,170,220)	$(9,170,410)

Loss per share basic and diluted	$(0.42)	$(0.32)

Weighted average common shares outstanding basic and diluted	28,998,616	28,812,907

See accompanying notes to the financial statements.

Page | 4

Index
EDGE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,170,220)	$(9,170,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,485,705	1,415,301
Stock-based 401K company common match	121,620	-
Depreciation expense	42,306	15,300
Amortization of debt discount	12,365	22,534
Amortization of debt issuance costs	27,102	21,016
Non-cash interest expense	92,549	8,955
Changes in assets and liabilities:
Prepaid expenses and other assets	255,055	151,571
Accounts payable	(943,416)	842,864
Accrued expenses	303,255	(2,381,078)

Net cash used in operating activities	(10,773,679)	(9,073,947)

Cash flows from investing activities:
Purchases of property and equipment	(89,284)	(77,287)

Net cash used in investing activities	(89,284)	(77,287)

Cash flows from financing activities:
Proceeds from exercise of stock options	50,960	546
Proceeds from exercise of warrants	3,745	-
Payments for issuance costs	-	(549,178)
Repayment of debt	-	(547,140)

Net cash provided by (used in) financing activities	54,705	(1,095,772)

Net decrease in cash	(10,808,258)	(10,247,006)
Cash and cash equivalents at beginning of period	106,398,919	130,189,421

Cash and cash equivalents at end of period	$95,590,661	$119,942,415

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$343,125	$133,047

Supplemental cash flow information:
Accrued capital expenditures included in accrued expenses and accounts payable	$-	$5,000

See accompanying notes to the financial statements.

Page | 5

Index
Edge Therapeutics, Inc.
Notes to Financial Statements (Unaudited)

Note 1 – Nature of Operations

Edge Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company that discovers, develops and seeks to commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening critical care conditions. The Company’s product candidates utilize the Company’s proprietary, programmable, biodegradable polymer-based development platform (the “Precisa PlatformTM”), and a novel delivery mechanism that seeks to enable targeted and sustained drug exposure and avoid the dose-limiting side effects associated with the current standard of care.

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

On October 6, 2015, the Company completed an initial public offering (the “IPO”) of 8,412,423 shares of its common stock, par value of $0.00033 per share (“Common Stock”)  at a price of $11.00 per share for aggregate gross proceeds of approximately $92.5 million. The Company received approximately $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. Immediately prior to the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock, including shares issued for accrued dividends, automatically converted into 18,566,856 shares of Common Stock at the applicable conversion ratio then in effect.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at March 31, 2017, the statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

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

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates,  the Company’s ability to manufacture its products or have its products manufactured, the Company’s ability to obtain regulatory approval to market its products, the Company’s intellectual property, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital.

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

Page | 6

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

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, Common Stock underlying the options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per common share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of March 31,
	2017	2016

Stock options to purchase Common Stock	6,193,461	5,117,292
Warrants to purchase Common Stock	403,782	600,184
Total	6,597,243	5,717,476

(I)	Accounting standards not yet adopted:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The new standard requires organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases (see Note 7). This standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adoption.

Page | 7

Index
(J)	Accounting standards adopted:

In March 2016, the FASB issued ASU No. 2016-09 which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Public companies will be required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU on January 1, 2017.

The impact of adopting ASU 2016-09 resulted in the following:
•
The Company recognized $84,786 of tax benefit along with a full valuation allowance as of the adoption date related to the historical excess tax benefits from historical option exercises related to employee equity award activity.

•	The Company elected to recognize forfeitures as they occur. The cumulative effect adjustment as a result of the adoption of this amendment on a modified retrospective basis was not material.

There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.

Note 3 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during 2017 or 2016.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2017: (unaudited)
Cash and cash equivalents	$95,590,661	$95,590,661	$-	$-

As of December 31, 2016:
Cash and cash equivalents	$106,398,919	$106,398,919	$-	$-

Note 4 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of March 31,	As of December 31,
	2017	2016
Accrued research and development costs	$1,674,808	$654,795
Accrued professional fees	597,914	366,394
Accrued compensation	1,030,102	1,866,255
Accrued other	324,068	319,434
Deferred rent	11,697	6,837
Total	$3,638,589	$3,213,715

Note 5 – Stock Options

The Company has three equity compensation plans: the 2010 Equity Incentive Plan, the 2012 Equity Incentive Plan and the 2014 Equity Incentive Plan (the “Plans”). The Company was able to grant up to 1,350,412 and 1,096,411 shares of Common Stock as both incentive stock options (“ISOs”) and nonqualified stock options (“NQs”) under the 2010 Equity Incentive Plan and the 2012 Equity Incentive Plan, respectively.

In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant up to 1,827,351 shares as both ISOs and NQs, subject to increases as hereafter described (the “Plan Limit”). On January 1, 2015 and each January 1 thereafter prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the 2014 Equity Incentive Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2016 the Plan Limit was increased to 3,047,323 shares. As of January 1, 2017, the Plan Limit increased to 4,204,063 shares.

Page | 8

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

On March 1, 2017, the Company issued non-qualified options to purchase a total of 80,000 shares of Common Stock to its newly appointed Senior Vice President, Regulatory Affairs. The award was granted outside of the Company’s 2014 Equity Incentive Plan and vests over four years with 25% vesting on February 28, 2018, which is one year following the employee's date of hire, and the remaining 75% vesting in 36 equal monthly installments thereafter, subject to the employee's continued service to the Company through each vesting date and subject to acceleration or forfeiture upon the occurrence of certain events as set forth in the employee's stock option agreement. The foregoing grant award was made pursuant to the NASDAQ inducement grant exception as a material component of the employee's employment compensation.  Together with the other inducement grants made by the Company, there are options covering an aggregate of 395,000 shares outstanding that were granted outside of the Plans.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Stock-Based Compensation
Research and development	$608,443	$497,529
General and administrative	877,262	917,772
Total	$1,485,705	$1,415,301

The fair value of options and warrants granted during the three months ended March 31, 2017 and 2016 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended March 31,
	2017	2016
	Weighted Average	Weighted Average
	(unaudited)
Volatility	89.37%	79.80%
Risk-Free Interest Rate	1.90%	1.41%
Expected Term in Years	6.05	6.08
Dividend Rate	0.00%	0.00%
Fair Value of Option on Grant Date	$6.67	$4.97

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2016	5,316,511	$5.84
Granted	965,700	8.97
Exercised	(25,000)	2.04
Forfeited	(63,750)	8.20
Options outstanding at March 31, 2017	6,193,461	$6.32	7.75	$19,191,512
Vested and expected to vest at March 31, 2017	6,193,461	$6.32	7.75	$19,191,512
Exercisable at March 31, 2017	3,358,600	$4.62	6.68	$15,807,994

At March 31, 2017 there was approximately $15,290,084 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.97 years.

Page | 9

Index
Note 6 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. There was a full valuation allowance against the net deferred tax assets as of March 31, 2017 and December 31, 2016.

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

At December 31, 2016, the Company had approximately $26.2 million of State of New Jersey NOL’s which expire between 2030 and 2035. At December 31, 2016, the Company had approximately $0.6 million of the State of New Jersey research development credits carryforwards. The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net loss carryforwards. In 2016, the Company sold $19,196,765 of State of New Jersey NOL's and $257,222 of State of New Jersey R&D Credits for $1,845,986.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of  December 31, 2016, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. The IRS is currently auditing the Company's 2015 tax year. Even though the audit is in the initial phase, the Company does not expect any material audit adjustments. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three months ended March 31, 2017 and 2016.

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

Page | 10

Index
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

Rent expense is recognized on a straight line basis where there are escalating payments, and was approximately $148,060 and $58,109 for the three months ended March 31, 2017 and 2016, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2017:

Year ended December 31,
2017 (remaining)	$444,511
2018	602,461
2019	604,541
2020	603,371
2021	530,384
2022 and after	-
Total minimum payments required	$2,785,268

Note 8 – Debt

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

On August 1, 2016, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc. Pursuant to the Amended Loan Agreement, the Company may borrow up to $20,000,000. At closing, the Company borrowed $15,000,000 available for draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement, fees and expenses). The Amended Loan Agreement allows the Company, at its option, to draw down a second tranche of $5 million on or before June 15, 2017.  Amounts drawn under the Amended Loan Agreement bear interest at a rate per annum equal to the greater of either (i) the sum of (a) 9.15%, plus (b) the prime rate as reported in The Wall Street Journal minus 4.50% or (ii) 9.15%. The effective interest rate on the loan as of March 31, 2017 was 9.15%.  Pursuant to the terms of the Amended Loan Agreement, the Company will make interest-only payments until March 1, 2018, and on that date begin to repay the principal balance of the loan in 24 equal monthly payments of principal and interest through the scheduled maturity date of February 3, 2020. The period of interest-only payments and the maturity date may be extended if the Company satisfies certain conditions as described in the Amended Loan Agreement.

Pursuant to the Amended Loan Agreement, in March 2018, the Company must make a payment of $90,000, which is equal to 1.5% of the total amounts funded under the Original Loan Agreement.  On the maturity date or the date the loan otherwise becomes due and payable, under the Amended Loan Agreement the Company must also make a payment of $900,000, which is equal to 4.5% of the total amounts available under the Amended Loan Agreement.  In addition, if the Company prepays the term loan (i) during the first year following the initial closing, the Company must pay a prepayment charge equal to 2% of the amount being prepaid, (ii) during the second year following the closing, the Company must pay a prepayment charge equal to 1% of the amount being prepaid, and (iii) after the second year following the closing, the Company must pay a prepayment charge equal to 0.5% of the amount being prepaid.

Page | 11

Index
The loan is secured by substantially all of the Company’s assets, other than intellectual property, which is the subject of a negative pledge. Under the Amended Loan Agreement, the Company is subject to certain customary covenants that limit or restrict the Company's ability to, among other things, incur additional indebtedness, investments, distributions, transfer assets, make acquisitions, grant any security interests, pay cash dividends, repurchase its Common Stock, make loans, or enter into certain transactions without prior consent. The Amended Loan Agreement contains several events of default, including, among others, payment defaults, breaches of covenants or representations, material impairment in the perfection of Hercules’ security interest or in the collateral and events related to bankruptcy or insolvency. Upon an event of default, Hercules may declare all outstanding obligations immediately due and payable (along with a prepayment charge), a default rate of an additional 5.0% may be applied to the outstanding loan balances, and Hercules may take such further actions as set forth in the Amended Loan Agreement, including collecting or taking such other action with respect to the collateral pledged in connection with the Amended Loan Agreement.

Future principal payments on the note as of March 31, 2017 were as follows:

Year Ending in December 31:	(000's)
2017 (remaining)	$-
2018	5,912
2019	7,716
2020	1,372
Total	$15,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. The Company believes the estimated fair value at March 31, 2017 approximates the carrying amount.

Note 9 – Subsequent Events

On April 19, 2017, the Company entered into a Subscription Agreement with certain investors providing for the issuance and sale by the Company of 1,800,000 shares of the Company’s Common Stock (the “Shares”), in a registered direct offering (the “Offering”). The Shares were offered at a price of $10.00 per Share. The closing of the Offering occurred on April 21, 2017. The Company received gross proceeds from the Offering of $18 million and net proceeds from the Offering of $17.4 million, after deducting the finder’s fee payable to Maxim Group LLC and other offering expenses. The Company intends to use the net proceeds from the Offering to advance pre-commercial activities for EG-1962 (currently in a registration study for the treatment of aneurysmal subarachnoid hemorrhage), to expand its product portfolio and for general corporate purposes.

Page | 12

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the SEC on March 2, 2017. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Edge,” “the Company,” “we,” “us” and “our” refer to Edge Therapeutics, Inc.

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

These forward-looking statements may include, but are not limited to, statements about:

●	our plans to manufacture, develop and commercialize our product candidates;

●
our ability to complete our ongoing clinical trials and to advance our product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;

●	regulatory developments in the United States and foreign countries;

●	the size of the potential markets for our product candidates and our ability to serve those markets;

●	the rate and degree of market acceptance of our product candidates for any indication once approved;

●	our ability to obtain additional financing;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	our use of the net proceeds from our initial public offering (“IPO”) of common stock and future financings, if any; and

●	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Overview

We are a clinical-stage biotechnology company that discovers, develops and seeks to commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening critical care conditions. Our initial product candidates target acute, life-threatening neurological and other conditions for which we believe the approved existing therapies, if any, are inadequate.

We believe EG-1962, our lead product candidate, can fundamentally improve patient outcomes and transform the management of  aneurysmal subarachnoid hemorrhage, or aSAH, which is bleeding around the brain due to a ruptured brain aneurysm. A single dose of EG-1962 delivers high concentrations of nimodipine, the current standard of care, directly to the brain with sustained drug exposure over 21 days. EG-1962 utilizes our proprietary, programmable, biodegradable polymer-based development platform, or our PrecisaTM development platform, through a novel delivery mechanism that enables targeted and sustained drug exposure while potentially avoiding dose-limiting side effects associated with currently available formulations of nimodipine. EG-1962 has been granted orphan drug designation and Fast Track designation by the Food and Drug Administration, or FDA, for the treatment of patients with subarachnoid hemorrhage. The European Commission has granted orphan drug designation to EG-1962 for treatment of aSAH.

Page | 13

Index
In July 2016, we commenced the Phase 3 NEWTON 2 study for EG-1962. NEWTON 2 is a multi-center, multi-national, randomized, double-blind, placebo-controlled, parallel-group study comparing the efficacy and safety of EG-1962 to standard of care oral nimodipine in adults with an aSAH.  The primary endpoint of the NEWTON 2 study is the proportion of subjects with a favorable clinical outcome (a score of 6 – 8 on the extended Glasgow Outcome Scale, or GOSE) at day 90. The key secondary endpoint is the subject’s score on the Montreal Cognitive Assessment Scale. We expect the results of an interim analysis of NEWTON 2 to be completed in early 2018. Depending on the results of the interim analysis, the study may continue to full data readout, in which case we expect the results of the study to be available in late 2018. The final results of the NEWTON 2 study, if positive, are expected to form the basis for a marketing application to the FDA and other global health regulatory authorities for the approval of EG-1962 for the treatment of aSAH. In the United States, we plan to submit an NDA using the FDA Section 505(b)(2) regulatory pathway.

Our Phase 1/2 clinical study of EG-1962 in North America, which we refer to as our NEWTON North America study, met its primary and secondary endpoints of safety, tolerability, defining the maximum tolerated dose and pharmacokinetics. The results of the principal exploratory efficacy endpoint from the 90-day follow-up demonstrated that 60% (27 of 45) of patients treated with EG-1962 experienced a favorable clinical outcome (a score of 6-8 on the GOSE) versus 28% (5 of 18) of patients treated with the standard of care oral nimodipine. At the final assessment, of the 45 patients treated with EG-1962, 29% (13 of 45) of patients achieved the highest clinical outcome score (GOSE=8, Upper Good Recovery) versus 6% (1 of 18) patients treated with the standard of care oral nimodipine.

A Phase 1 study of the safety, pharmacokinetics and clinical outcomes of EG-1962 administered intracisternally, or directly into the basal cisterns of the brain, is open for enrollment for patients with aSAH who do not receive an external ventricular drain but remain at risk for delayed neurological complications following surgical repair of a ruptured aneurysm. This study is a multicenter, randomized, controlled, open-label study in which nine patients are expected to receive EG-1962 via intracisternal administration and three patients are expected to receive standard of care oral nimodipine.  We expect data to be available from this study during 2017.

In addition to EG-1962, we are using our Precisa development platform to develop additional product candidates targeting other acute, serious conditions where limited or no current approved therapies exist. We are developing our second product candidate, EG-1964, as treatment for chronic subdural hematoma, or cSDH.  A cSDH is a liquefied hematoma that has accumulated on the surface of the brain in an area referred to as the subdural space and is often caused by minor head trauma. Following neurosurgical intervention to drain the hematoma, bleeding in the subdural space typically recurs in 3% to 33% of patients at which point another costly and risky surgical intervention is required. EG-1964 contains aprotinin, a serine protease inhibitor isolated from the lungs and pancreas which was approved to reduce bleeding after cardiac surgery. Aprotinin works by slowing the breakdown of blood clots. We are in the process of formulating EG-1964 to deliver aprotinin directly to the subdural space by way of a single administration at the time of initial neurosurgical intervention with sustained drug exposure over approximately 30 days. If approved, we expect that EG-1964 can become the standard of care as a treatment in the management of cSDH. We intend to complete formulation development activities and commence non-clinical studies of EG-1964 in 2017.  Based on the results of those studies, in 2018, we may submit to the FDA and potentially other country health authorities a request for authorization to investigate a new drug in human clinical studies, known as an Investigational New Drug Application, for EG-1964.

From our inception in 2009, we have devoted substantially all of our efforts to business planning, engaging regulatory, manufacturing and other technical consultants, developing operating assets, planning and executing clinical trials and raising capital.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $12.2 million and $9.2 million for the three months ended March 31, 2017 and 2016 respectively. As of March 31, 2017, we had an accumulated deficit of approximately $113.3 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Page | 14

Index
As of March 31, 2017, we had $95.6 million in cash and cash equivalents.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$7,589	$5,347	$2,242	42%
General and administrative expenses	4,202	3,686	516	14%
Total operating expenses	11,791	9,033	2,758	31%
Loss from operations	(11,791)	(9,033)	(2,758)	31%
Interest income (expense), net	(379)	(137)	(242)	177%
Net loss and comprehensive loss	$(12,170)	$(9,170)	$(3,000)	33%

Research and Development Expenses

Research and development (R&D) expenses increased to $7.6 million in the three months ended March 31, 2017 from $5.3 million for the same period in 2016. The increase of $2.3 million in 2017 was primarily attributable to an increase in internal R&D personnel and departmental costs of $0.9 million and an increase in external expenses for clinical trial costs of $1.4 million.

General and Administrative Expenses

General and administrative expenses increased to $4.2 million in the three months ended March 31, 2017 from $3.7 million for the same period in 2016. The $0.5 million increase was due primarily to increases in personnel costs of $0.3 million and employee separation costs of $0.3 million, offset by a decrease in other expenses of $0.1 million.

Page | 15

Index
Interest Income and Expense, net

Interest income and expense, net increased primarily due to interest expense for our loan partially offset by an increase in interest income from interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

Since our inception and through March 31, 2017, we have raised aggregate net proceeds of $185.5 million to fund our operations, primarily $82.8 million from the sale of Common Stock, $87.5 million from the sale of preferred stock, par value of $0.00033 per share (“Preferred Stock”), and $15.0 million from a loan. As of March 31, 2017, we had total cash and cash equivalents of $95.6 million as compared to $106.4 million as of December 31, 2016. The $10.8 million decrease in total cash was due primarily to funding of operations, which mainly consisted of research and development activities, general and administrative expenses and payments for debt principal reduction.

On October 6, 2015, we completed the IPO of our Common Stock for aggregate gross proceeds of approximately $92.5 million. We received approximately $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.7 million. In connection with the IPO, all Preferred Stock was converted into common stock. There is no Preferred Stock outstanding as of March 31, 2017.

We have no committed sources of capital, other than as described under “Hercules Loan and Security Agreement” below. Therefore, other than as so described below, until such time, if ever, that we generate product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed may have a negative impact on our financial condition and our ability to develop our product candidates.

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

On August 1, 2016, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc. Pursuant to the Amended Loan Agreement, we may borrow up to $20.0 million. At closing, we borrowed $15.0 million available for draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement, fees and expenses). The Amended Loan Agreement allows us, at our option, to draw down a second tranche of $5 million on or before June 15, 2017.  Amounts drawn under the Amended Loan Agreement bear interest at a rate per annum equal to the greater of either (i) the sum of (a) 9.15%, plus (b) the prime rate as reported in The Wall Street Journal minus 4.50% or (ii) 9.15%. The effective interest rate on the loan as of March 31, 2017 was 9.15%.  Pursuant to the terms of the Amended Loan Agreement, we will make interest-only payments until March 1, 2018, and on that date begin to repay the principal balance of the loan in 24 equal monthly payments of principal and interest through the scheduled maturity date of February 3, 2020. The period of interest-only payments and the maturity date may be extended if we satisfy certain conditions as described in the Amended Loan Agreement.

Pursuant to the Amended Loan Agreement, in March 2018, we must make a payment of $90,000 which is equal to 1.5% of the total amounts funded under the Original Loan Agreement.  On the maturity date or the date the loan otherwise becomes due and payable, under the Amended Loan Agreement we must also make a payment of $900,000, which is equal to 4.5% of the total amounts available under the Amended Loan Agreement. In addition, if we prepay the term loan (i) during the first year following the initial closing, we must pay a prepayment charge equal to 2% of the amount being prepaid, (ii) during the second year following the closing, we must pay a prepayment charge equal to 1% of the amount being prepaid, and (iii) after the second year following the closing, we must pay a prepayment charge equal to 0.5% of the amount being prepaid.

Page | 16

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

Cash flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016

Net cash used in operating activities	$(10,774)	$(9,074)
Net cash used in investing activities	(89)	(77)
Net cash provided by (used in) financing activities	55	(1,096)
Net decrease in cash	$(10,808)	$(10,247)

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.8 million and $9.1 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash used in operating activities of $1.7 million was primarily due to an increase in our research and development expenses as well as general and administrative expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities relates entirely to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was due to the receipt of net proceeds from exercise of stock options and warrants.

Net cash used in financing activities of $1.1 million for the three months ended March 31, 2016 was primarily due to the payments of our debt obligations of $0.5 million and deferred offering costs of $0.5 million.

Operating Capital Requirements

We expect that our primary uses of capital will continue to be third-party clinical research, development and manufacturing services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general administrative costs. We believe that our existing cash and cash equivalents as of March 31, 2017, will be sufficient to meet our anticipated cash requirements through the full data readout of the NEWTON 2 trial of EG-1962 for the treatment of aSAH, which is anticipated to occur in late 2018.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Moreover, if circumstances are favorable, we may seek to secure additional capital opportunistically.  Our future capital requirements are difficult to forecast and will depend on many factors, including:

●
the initiation, progress, timing, costs and results of the clinical trials for our product candidates to meet regulatory approval, particularly whether the FDA requires us to complete a second Phase 3 trials for EG-1962 or requires changes to the anticipated design of our Phase 3 program for EG-1962, such as changes in the required control arm of any such trial;

Page | 17

Index
●
the outcome of planned interactions with the FDA and other non-U.S. health authorities that may alter our proposed Phase 3 program for EG-1962 that is required to meet the standards of a marketing authorization approval in aSAH;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the effect of competing technological and market developments;

●	the cost and timing of completion of both clinical and commercial-scale manufacturing activities, which may be outsourced; and

●
the cost of establishing manufacturing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

Please see the section titled “Risk Factors” elsewhere in this Annual Report for additional risks associated with our substantial capital requirements.

We will need to raise additional capital and may seek collaborations in the future in order to further advance our various product candidates. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of March 31, 2017	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt principal and interest	$17,773	$1,971	$15,802	$-	$-
Operating lease obligations	2,785	595	1,813	377	-
Total contractual obligations	$20,558	$2,566	$17,615	$377	$-

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

Page | 18

Index
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

We consider our critical accounting policies and estimates to be related to stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Page | 19

Index
ITEM 3:	Quantitative and Qualitative Disclosure about Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of March 31, 2017, we had cash equivalents of $95.6 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page | 20

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017.

Use of Proceeds

On October 6, 2015, we issued and sold 8,412,423 shares of our Common Stock, including 1,097,272 shares of our Common Stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, for aggregate gross offering proceeds of $92.5 million at a price to the public of $11.00 per share. All of the shares issued and sold in the IPO were registered under the Securities Act of 1933, or the Securities Act, pursuant to a Registration Statement on Form S-1, as amended (File No. 333-206416), which was declared effective by the SEC on September 30, 2015 and a Registration Statement on Form S-1 (File No. 333-207217) filed pursuant to Rule 462(b) of the Securities Act.  The IPO commenced on September 30, 2015 and did not terminate until the sale of all of the shares offered.

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

Page | 21

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edge Therapeutics, Inc.

May 3, 2017	By: /s/ Brian A. Leuthner
Brian A. Leuthner
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2017	By: /s/ Albert N. Marchio II
Albert N. Marchio II
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

(1)
This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Page | 23