Form 10-Q
period 2017-06-30
Edge Therapeutics, Inc.
filed 2017-08-01
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of July 25, 2017 was 30,851,792.

Table of Contents

Edge Therapeutics, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

Page | 2

Index
PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGE THERAPEUTICS, INC.

Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$108,714,544	$106,398,919
Prepaid expenses and other current assets	636,939	954,581
Total current assets	109,351,483	107,353,500

Property and equipment, net	3,491,619	3,418,077
Other assets	142,870	142,870

Total assets	$112,985,972	$110,914,447

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$4,350,153	$3,471,032
Accrued expenses	4,154,019	3,213,715
Short term debt	3,086,296	-
Total current liabilities	11,590,468	6,684,747

Noncurrent liability:
Long term debt	17,127,131	14,953,143

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized at June 30, 2017 and December 31, 2016, 0 outstanding	-	-
Common stock, $0.00033 par value, 75,000,000 shares authorized at June 30, 2017 and December 31, 2016, 30,829,264 shares and 28,918,516 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10,386	9,756
Additional paid-in capital	211,021,245	190,341,769
Accumulated deficit	(126,763,258)	(101,074,968)
Total stockholders' equity	84,268,373	89,276,557

Total liabilities and stockholders' equity	$112,985,972	$110,914,447

See accompanying notes to the financial statements.

Page | 3

Index
EDGE THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development expenses	$8,975,304	$5,975,306	$16,564,800	$11,322,069
General and administrative expenses	4,173,384	3,288,889	8,375,226	6,974,486

Total operating expenses	13,148,688	9,264,195	24,940,026	18,296,555

Loss from operations	(13,148,688)	(9,264,195)	(24,940,026)	(18,296,555)

Other income (expense):
Interest income	168,974	49,376	265,233	92,190
Interest expense	(524,768)	(161,310)	(999,909)	(342,174)

Net loss and comprehensive loss	(13,504,482)	(9,376,129)	(25,674,702)	(18,546,539)

Loss per share basic and diluted	$(0.44)	$(0.33)	$(0.86)	$(0.64)

Weighted average common shares outstanding basic and diluted	30,403,419	28,828,449	29,704,898	28,820,678

See accompanying notes to the financial statements.

Page | 4

Index
EDGE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,674,702)	$(18,546,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,066,228	2,796,296
Stock-based 401K company common match	121,620	-
Depreciation expense	87,209	31,689
Amortization of debt discount	22,012	42,623
Amortization of debt issuance costs	54,204	39,847
Non-cash interest expense	184,068	16,982
Changes in assets and liabilities:
Prepaid expenses and other assets	317,643	262,600
Accounts payable	824,032	289,820
Accrued expenses	940,303	(2,282,473)

Net cash used in operating activities	(20,057,383)	(17,349,155)

Cash flows from investing activities:
Purchases of property and equipment	(105,662)	(195,317)

Net cash used in investing activities	(105,662)	(195,317)

Cash flows from financing activities:
Proceeds from issuance of debt	5,000,000	-
Proceeds from exercise of stock options	91,982	26,199
Proceeds from exercise of warrants	3,745	2,621
Payments for issuance costs	-	(544,773)
Repayment of debt	-	(1,106,962)
Proceeds from issuance of common stock, net of issuance costs	17,382,943	-

Net cash provided by (used in) financing activities	22,478,670	(1,622,915)

Net increase (decrease) in cash	2,315,625	(19,167,387)
Cash and cash equivalents at beginning of period	106,398,919	130,189,421

Cash and cash equivalents at end of period	$108,714,544	$111,022,034

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$705,313	$253,412

Supplemental cash flow information:
Accrued capital expenditures included in accrued expenses and accounts payable	$55,089	$530,500

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

On April 21, 2017, the Company issued and sold 1,800,000 shares of Common Stock pursuant to a Subscription Agreement (the “Subscription Agreement”) with certain investors in a registered direct offering at a price of $10.00 per share. The Company received approximately $17.4 million in net proceeds after deducting a finder’s fee and other offering costs.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at June 30, 2017, the statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

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

Page | 7

Index
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of June 30,
	2017	2016

Stock options to purchase Common Stock	6,320,295	5,137,775
Warrants to purchase Common Stock	403,782	562,539
Total	6,724,077	5,700,314

(I)	Accounting standards not yet adopted:

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

●
The Company recognized $84,786 of tax benefit along with a full valuation allowance as of the adoption date related to the historical excess tax benefits from historical option exercises related to employee equity award activity.

●	The Company elected to recognize forfeitures as they occur. The cumulative effect adjustment as a result of the adoption of this amendment on a modified retrospective basis was not material.

There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.

Note 3 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during 2017 or 2016.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2017: (unaudited)
Cash and cash equivalents	$108,714,544	$108,714,544	$-	$-

As of December 31, 2016:
Cash and cash equivalents	$106,398,919	$106,398,919	$-	$-

Note 4 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of June 30,	As of December 31,
	2017	2016
Accrued research and development costs	$1,806,862	$654,795
Accrued professional fees	507,974	366,394
Accrued compensation	1,466,455	1,866,255
Accrued other	356,172	319,434
Deferred rent	16,556	6,837
Total	$4,154,019	$3,213,715

Page | 8

Index
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

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$779,349	$544,702	$1,387,792	$1,042,232
General and administrative	801,174	836,292	1,678,436	1,754,064
Total	$1,580,523	$1,380,994	$3,066,228	$2,796,296

The fair value of options and warrants granted during the three months ended June 30, 2017 and 2016 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	85.71%	71.80%	88.93%	78.50%
Risk-Free Interest Rate	1.84%	1.29%	1.89%	1.39%
Expected Term in Years	5.56	5.68	5.99	6.01
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value of Option on Grant Date	$7.15	$5.81	$6.73	$5.11

Page | 9

Index
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2016	5,316,511	$5.84
Granted	1,098,200	9.12
Exercised	(30,666)	3.00
Forfeited	(63,750)	8.20
Options outstanding at June 30, 2017	6,320,295	$6.40	7.55	$25,245,277
Vested and expected to vest at June 30, 2017	6,320,295	$6.40	7.55	$25,245,277
Exercisable at June 30, 2017	3,730,052	$4.90	6.59	$20,402,210

At June 30, 2017 there was approximately $14,636,623 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.73 years.

Note 6 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. There was a full valuation allowance against the net deferred tax assets as of June 30, 2017 and December 31, 2016.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2016, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. The IRS is currently auditing the Company's 2015 tax year. Even though the audit is ongoing, the Company does not expect any material audit adjustments. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the six months ended June 30, 2017 and 2016.

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

Page | 10

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

Oakwood Amended and Restated Master Formulation Development Agreement

On June 30, 2017, the Company entered into an Amended and Restated Master Formulation Development Agreement (the “Restated Development Agreement”) with Oakwood Laboratories, L.L.C. (“Oakwood”), pursuant to which Oakwood will continue to provide the Company with certain drug formulation development and non-commercial manufacturing services for EG-1962, the Company’s lead product candidate, in accordance with project plans to be entered into from time to time.  Oakwood is currently performing process engineering, optimization and other scale up activities for the Company and is currently the sole manufacturer of EG-1962 used in Edge’s ongoing NEWTON 2 Phase 3 pivotal trial for EG-1962.

Under the Restated Development Agreement, the Company agreed to pay Oakwood to perform services under agreed upon project plans and to pay Oakwood up to an aggregate of $4.50 million upon the achievement of various regulatory milestones, but no later than April 1, 2019.  In July 2017, the Company paid $1.5 million of such amount in connection with entering into the Restated Development Agreement. The remaining payments are subject to acceleration in the event that the Company closes an equity or similar financing in excess of a predetermined amount ahead of the achievement of the regulatory milestones and April 1, 2019.

As additional consideration for performance under the Restated Development Agreement and the Supply Agreement (as defined below), the Company agreed to pay Oakwood a royalty, during the Royalty Term, in an amount equal to a low single digit percentage of net sales of EG-1962, regardless of the manufacturer or supplier thereof.  The “Royalty Term” is the period commencing upon the commercial launch of EG-1962 by the Company and continuing until twelve (12) years following such launch.

The term of the Restated Development Agreement continues until the expiration or termination of the Supply Agreement, unless earlier terminated (the “Term”).  The Company has the right to terminate project plans upon the occurrence of various circumstances described in the Restated Development Agreement.  In the event that the Company terminates the most recent project plan prior to completion (including due to the Company’s decision to discontinue the development or commercialization of EG-1962), the Company must pay to Oakwood a termination fee.  Either party has the right to terminate the Restated Development Agreement upon sixty (60) days written notice for failure by the other party to cure a material breach during the applicable cure period.  The Company can terminate the Restated Development Agreement immediately upon notice to Oakwood if Oakwood’s annual financial audit report required to be provided to the Company contains any going concern or similar qualification or if Oakwood fails to maintain a pre-determined working capital ratio.  Either party may also terminate the Restated Development Agreement immediately in the event of certain failures with regard to validation of the manufacturing process and other specified regulatory failures.

Oakwood Manufacturing and Supply Agreement

Concurrent with its entry into the Restated Development Agreement, on June 30, 2017, the Company entered into a Manufacturing and Supply Agreement with Oakwood (the “Supply Agreement”), pursuant to which Oakwood will manufacture and supply, and the Company will purchase from Oakwood, EG-1962 in commercial quantities following the commercial launch of the product.

Pursuant to the Supply Agreement, the price per unit of EG-1962 to be purchased by the Company is based on the expected commercially usable units per batch.  In addition, the Company has agreed to pay Oakwood milestone payments that could total up to an aggregate of $2.25 million upon the achievement of certain development and regulatory milestones.

The Company shall have no minimum order requirement under the Supply Agreement until the third (3rd) year following commercial launch of EG-1962.  Beginning in the third year following commercial launch and continuing until the fifth year following commercial launch, the Company shall be required to (x) order, at a minimum, the greater of (a) five (5) batches and (b) fifty percent (50%) of the aggregate vials of EG-1962 purchased by the Company from all sources in such year (such greater amount being the “Minimum Order Commitment”) or (y) pay a catch-up price to Oakwood based on the amount of EG-1962 actually ordered by the Company during the applicable time period.

The term of the Supply Agreement shall continue (unless earlier terminated) until three (3) years following commercial launch of EG-1962. Thereafter, the Supply Agreement shall automatically renew for additional two (2)-year periods unless Edge provides notice of non-renewal at least twelve (12) months prior to the end of the then-current term.  The Supply Agreement shall also terminate automatically upon the termination of the Restated Development Agreement for any reason.  Following the first anniversary of the commercial launch of EG-1962, either party may terminate upon two (2) years written notice.  Further, either party may terminate the Supply Agreement upon a material breach by the other party that fails to be cured in the applicable cure period.

Page | 11

Index
The Company may terminate the Supply Agreement immediately upon notice to Oakwood in the event that (a) any regulatory authority requires or causes the withdrawal of EG-1962 from the market or (b) the Company ceases to develop or commercialize EG-1962; provided, that in the latter case of termination prior to completion of the most recent project plan attached to the Restated Development Agreement, the Company must pay to Oakwood a termination fee.

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

Rent expense is recognized on a straight line basis where there are escalating payments, and was approximately $150,614 and $56,050 for the three months ended June 30, 2017 and 2016, respectively and $298,674 and $114,159 for the six months ended June 30, 2017 and 2016, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2017:

Year ended December 31,
2017 (remaining)	$296,766
2018	602,461
2019	604,541
2020	603,371
2021	530,384
2022 and after	-
Total minimum payments required	$2,637,523

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

Page | 12

Index
On August 1, 2016, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc. Pursuant to the Amended Loan Agreement, the Company may borrow up to $20,000,000. At closing, the Company borrowed $15,000,000 of the amount available for draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement, fees and expenses). On May 23, 2017, the Company elected to draw down the second tranche of $5 million.  Amounts drawn under the Amended Loan Agreement bear interest at a rate per annum equal to the greater of either (i) the sum of (a) 9.15%, plus (b) the prime rate as reported in The Wall Street Journal minus 4.50% or (ii) 9.15%. The effective interest rate on the loan as of June 30, 2017 was 9.15%.  Pursuant to the terms of the Amended Loan Agreement, the Company will make interest-only payments until March 1, 2018, and on that date begin to repay the principal balance of the loan in 24 equal monthly payments of principal and interest through the scheduled maturity date of February 3, 2020. The period of interest-only payments and the maturity date may be extended if the Company satisfies certain conditions as described in the Amended Loan Agreement.

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

Future principal payments on the note as of June 30, 2017 were as follows:

Year Ending in December 31:	(000's)
2017 (remaining)	$-
2018	7,882
2019	10,287
2020	1,831
Total	$20,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. The Company believes the estimated fair value at June 30, 2017 approximates the carrying amount.

Note 9 – Subsequent Events

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

●	regulatory developments in the United States and foreign countries;

●	the size of the potential markets for our product candidates and our ability to serve those markets;

●	the rate and degree of market acceptance of our product candidates for any indication once approved;

●	our ability to obtain additional financing;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and the length of time existing cash resources will last;

●	our use of the net proceeds from our initial public offering (“IPO”) of common stock, our sales of shares in a registered direct offering and future financings, if any; and

●	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Page | 14

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

In July 2016, we commenced the Phase 3 NEWTON 2 study for EG-1962. NEWTON 2 is a multi-center, multi-national, randomized, double-blind, placebo-controlled, parallel-group study comparing the efficacy and safety of EG-1962 to standard of care oral nimodipine in adults with an aSAH.  The primary endpoint of the NEWTON 2 study is the proportion of subjects with a favorable clinical outcome (a score of 6 – 8 on the extended Glasgow Outcome Scale, or GOSE) at day 90. The key secondary endpoint is the subject’s score on the Montreal Cognitive Assessment Scale. We expect the results of an interim analysis of NEWTON 2 to be completed in early 2018. Depending on the results of the interim analysis, the study may continue to full data readout after 374 patients have completed the study, in which case we expect the results of the study to be available in late 2018. The results of the NEWTON 2 study, if positive, are expected to form the basis for a marketing application to the FDA and other global health regulatory authorities for the approval of EG-1962 for the treatment of aSAH. In the United States, we plan to submit an NDA using the FDA Section 505(b)(2) regulatory pathway.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $25.7 million and $18.5 million for the six months ended June 30, 2017 and 2016 respectively. As of June 30, 2017, we had an accumulated deficit of approximately $126.8 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Page | 15

Index
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

As of June 30, 2017, we had $108.7 million in cash and cash equivalents.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$8,975	$5,975	$3,000	50%
General and administrative expenses	4,173	3,289	884	27%
Total operating expenses	13,148	9,264	3,884	42%
Loss from operations	(13,148)	(9,264)	(3,884)	42%
Interest (expense), net	(356)	(112)	(244)	218%
Net loss and comprehensive loss	$(13,504)	$(9,376)	$(4,128)	44%

Page | 16

Index
Research and Development Expenses

Research and development (R&D) expenses increased to $9.0 million in the three months ended June 30, 2017 from $6.0 million for the same period in 2016. The increase of $3.0 million in 2017 was primarily attributable to an increase in internal R&D personnel and departmental costs of $1.1 million and an increase in external expenses for clinical trial costs of $1.9 million.

General and Administrative Expenses

General and administrative expenses increased to $4.2 million in the three months ended June 30, 2017 from $3.3 million for the same period in 2016. The $0.9 million increase was due primarily to increases in personnel costs of $0.2 million, legal and professional fees of $0.4 million and other expenses of $0.3 million.

Interest Expense, net

Interest expense, net increased primarily due to interest expense for our loan of $0.3 million partially offset by an increase in interest income from interest earned on our cash and cash equivalents of $0.1 million.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$16,565	$11,322	$5,243	46%
General and administrative expenses	8,375	6,974	1,401	20%
Total operating expenses	24,940	18,296	6,644	36%
Loss from operations	(24,940)	(18,296)	(6,644)	36%
Interest (expense), net	(735)	(250)	(485)	194%
Net loss and comprehensive loss	$(25,675)	$(18,546)	$(7,129)	38%

Research and Development Expenses

Research and development (R&D) expenses increased to $16.6 million in the six months ended June 30, 2016 from $11.3 million for the same period in 2016. The increase of $5.3 million in 2017 was primarily attributable to an increase in external expenses for clinical trials of $3.2 million and additional internal R&D personnel and departmental costs of $2.0 million.

General and Administrative Expenses

General and administrative expenses increased to $8.4 million in the six months ended June 30, 2016 from $7.0 million for the same period in 2016. The $1.4 million increase was due primarily to increases in personnel costs of $0.5 million, employee separation costs of $0.3 million, facilities expense of $0.1 million, professional fees of $0.2 million and $0.3 million in other expenses.

Interest Expense, net

Interest expense, net decreased primarily due to interest expense for our loan of $0.7 million offset by an increase in interest income from interest earned on our cash and cash equivalents of $0.2 million.

Liquidity and Capital Resources

Since our inception and through June 30, 2017, we have raised aggregate net proceeds of $207.9 million to fund our operations, primarily $82.8 million from the sale of Common Stock, $87.5 million from the sale of preferred stock, par value of $0.00033 per share (“Preferred Stock”), $17.4 million net proceeds from a registered direct common stock offering and $20.0 million from a loan. As of June 30, 2017, we had total cash and cash equivalents of $108.7 million as compared to $106.4 million as of December 31, 2016. The $2.3 million increase in total cash was due primarily to proceeds from a registered direct common stock offering and issuance of debt offset by funding of operations, which mainly consisted of research and development activities and general and administrative expenses.

Page | 17

Index
On October 6, 2015, we completed the IPO of our Common Stock for aggregate gross proceeds of approximately $92.5 million. We received approximately $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.7 million. In connection with the IPO, all Preferred Stock was converted into common stock. There is no Preferred Stock outstanding as of June 30, 2017.

On April 21, 2017, we completed a registered direct common stock offering for gross proceeds of $18.0 million.  We received approximately $17.4 million in net proceeds after deducting the finder's fee and other offering costs.

We have no committed sources of capital. Therefore, until such time, if ever, that we generate product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed may have a negative impact on our financial condition and our ability to develop our product candidates.

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

On August 1, 2016, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc. Pursuant to the Amended Loan Agreement, we may borrow up to $20.0 million. At closing, we borrowed $15.0 million of the amount available for draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement, fees and expenses). On May 23, 2017, we elected to draw down the second tranche of $5 million.  Amounts drawn under the Amended Loan Agreement bear interest at a rate per annum equal to the greater of either (i) the sum of (a) 9.15%, plus (b) the prime rate as reported in The Wall Street Journal minus 4.50% or (ii) 9.15%. The effective interest rate on the loan as of March 31, 2017 was 9.15%.  Pursuant to the terms of the Amended Loan Agreement, we will make interest-only payments until March 1, 2018, and on that date begin to repay the principal balance of the loan in 24 equal monthly payments of principal and interest through the scheduled maturity date of February 3, 2020. The period of interest-only payments and the maturity date may be extended if we satisfy certain conditions as described in the Amended Loan Agreement.

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

Page | 18

Index
Cash flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016

Net cash used in operating activities	$(20,057)	$(17,349)
Net cash used in investing activities	(106)	(195)
Net cash provided by (used in) financing activities	22,479	(1,623)
Net decrease in cash	$2,316	$(19,167)

Net Cash Used in Operating Activities

Net cash used in operating activities was $20.1 million and $17.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash used in operating activities of $2.8 million was primarily due to an increase in our research and development expenses as well as general and administrative expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities relates entirely to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June, 2017 was due to the receipt of net proceeds of $17.4 million from a registered direct common stock offering and $5.0 million from issuance of debt.

Net cash used in financing activities of $1.6 million for the six months ended June 30, 2016 was primarily due to the payments of our debt obligations of $1.1 million and deferred offering costs of $0.5 million.

Operating Capital Requirements

We expect that our primary uses of capital will continue to be third-party clinical research, development and manufacturing services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general administrative costs. We believe that our existing cash and cash equivalents as of June 30, 2017, will be sufficient to meet our anticipated cash requirements through the full data readout of the NEWTON 2 trial of EG-1962 for the treatment of aSAH, which is anticipated to occur in late 2018.

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

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

Page | 19

Index
●	the effect of competing technological and market developments;

●	the cost and timing of completion of both clinical and commercial-scale manufacturing activities; and

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of June 30, 2017	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt principal and interest	$23,230	$4,906	$18,324	$-	$-
Operating lease obligations	2,638	597	1,207	834	-
Total contractual obligations	$25,868	$5,503	$19,531	$834	$-

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

Milestone and Royalty-based Commitments

Pursuant to the Evonik Agreement, in exchange for the license, we agreed to make milestone payments totaling up to $14.75 million upon the achievement of certain development, regulatory and sales milestones detailed in the Evonik Agreement. We paid $0.25 million upon execution of the Evonik Agreement.  In August 2016, we paid a milestone of $1.0 million after we dosed the first patient in the Phase 3 clinical trial of EG-1962.  In addition, the Evonik Agreement calls for us to pay royalties on sales of certain products based on a mid-single digit percentage of net sales. The Evonik Agreement provides for the reduction of royalties in certain circumstances.

Under the Oakwood Restated Development Agreement (the “Restated Development Agreement”), we agreed to pay Oakwood to perform services under agreed upon project plans and to pay Oakwood up to an aggregate of $4.50 million upon the achievement of various milestones, but no later than April 1, 2019.  In July 2017, we paid $1.5 million of such amount in connection with entering into the Restated Development Agreement. Certain of these payments are subject to acceleration in the event that we close an equity or similar financing in excess of a predetermined amount ahead of the achievement of the regulatory milestones and April 1, 2019. In addition, the Restated Development Agreement calls for us to pay royalties on sales of certain products based on a low single digit percentage of net sales of EG-1962, regardless of the manufacturer or supplier thereof.

Pursuant to the Oakwood Commercial Supply Agreement, the price per unit of EG-1962 to be purchased by us is based on the expected commercially usable units per batch.  In addition, we have agreed to pay Oakwood milestone payments that could total up to an aggregate of $2.25 million upon the achievement of certain development and regulatory milestones.

Page | 20

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

We consider our critical accounting policies and estimates to be related to stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Page | 21

Index
ITEM 3:	Quantitative and Qualitative Disclosure about Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of June 30, 2017, we had cash equivalents of $108.7 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2017.

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

Edge Therapeutics, Inc.

August 1, 2017	By: /s/ Brian A. Leuthner
Brian A. Leuthner
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2017	By: /s/ Albert N. Marchio II
Albert N. Marchio II
Chief Financial Officer
(Principal Financial Officer)

Page | 24

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Eighth Amended and Restated Certificate of Incorporation of Edge Therapeutics, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2015, and incorporated by reference herein).

3.2	Second Amended and Restated Bylaws of Edge Therapeutics, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 6, 2015, and incorporated by reference herein).

10.1*	Amended and Restated Master Formulation Development Agreement by and between the Company and Oakwood Laboratories LLC, dated as of June 30, 2017.

10.2*	Manufacturing and Supply Agreement by and between the Company and Oakwood Laboratories LLC, dated as of June 30, 2017.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

*	Confidential Treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the SEC.

Page | 25