Form 10-Q
period 2017-09-30
Edge Therapeutics, Inc.
filed 2017-11-01
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of October 25, 2017 was 30,859,200.

Index
Edge Therapeutics, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Index
PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGE THERAPEUTICS, INC.

Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$97,307,258	$106,398,919
Prepaid expenses and other current assets	326,733	954,581
Total current assets	97,633,991	107,353,500

Property and equipment, net	3,462,343	3,418,077
Other assets	142,870	142,870

Total assets	$101,239,204	$110,914,447

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,964,971	$3,471,032
Accrued expenses	3,282,398	3,213,715
Short term debt	5,454,610	-
Total current liabilities	11,701,979	6,684,747

Noncurrent liability:
Long term debt	14,883,240	14,953,143

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized at September 30, 2017 and December 31, 2016, 0 outstanding	-	-
Common stock, $0.00033 par value, 75,000,000 shares authorized at September 30, 2017 and December 31, 2016, 30,859,200 shares and 28,918,516 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10,397	9,756
Additional paid-in capital	212,688,325	190,341,769
Accumulated deficit	(138,044,737)	(101,074,968)
Total stockholders' equity	74,653,985	89,276,557

Total liabilities and stockholders' equity	$101,239,204	$110,914,447

See accompanying notes to the financial statements.

Index
EDGE THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development expenses	$6,913,171	$6,724,503	$23,477,971	$18,046,572
General and administrative expenses	3,990,283	3,552,289	12,365,509	10,526,775

Total operating expenses	10,903,454	10,276,792	35,843,480	28,573,347

Loss from operations	(10,903,454)	(10,276,792)	(35,843,480)	(28,573,347)

Other income (expense):
Other expense	-	(163,463)	-	(163,463)
Interest income	214,064	56,082	479,297	148,272
Interest expense	(592,089)	(375,089)	(1,591,998)	(717,263)

Net loss and comprehensive loss	(11,281,479)	(10,759,262)	(36,956,181)	(29,305,801)

Loss per share basic and diluted	$(0.37)	$(0.37)	$(1.23)	$(1.02)

Weighted average common shares outstanding basic and diluted	30,852,514	28,896,941	30,091,640	28,848,842

See accompanying notes to the financial statements.

Index
EDGE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(36,956,181)	$(29,305,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,637,142	4,029,326
Stock-based 401K company common match	170,620	-
Depreciation expense	134,569	60,331
Loss on disposal of fixed assets	-	102,789
Amortization of debt discount	28,871	60,206
Amortization of debt issuance costs	81,306	63,699
Non-cash interest expense	274,530	82,357
Changes in assets and liabilities:
Prepaid expenses and other assets	627,848	633,513
Accounts payable	(524,145)	(399,708)
Accrued expenses	68,683	(1,469,109)

Net cash used in operating activities	(31,456,757)	(26,142,397)

Cash flows from investing activities:
Purchases of property and equipment	(160,751)	(339,410)

Net cash used in investing activities	(160,751)	(339,410)

Cash flows from financing activities:
Proceeds from issuance of debt	5,000,000	11,022,286
Proceeds from exercise of stock options	91,982	293,988
Proceeds from exercise of warrants	50,922	13,107
Payments for issuance costs	-	(544,773)
Payments for debt issuance costs	-	(219,042)
Repayment of debt	-	(1,488,558)
Proceeds from issuance of common stock, net of issuance costs	17,382,943	-

Net cash provided by (used in) financing activities	22,525,847	9,077,008

Net increase (decrease) in cash	(9,091,661)	(17,404,799)
Cash and cash equivalents at beginning of period	106,398,919	130,189,421

Cash and cash equivalents at end of period	$97,307,258	$112,784,622

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,172,979	$443,464

Supplemental cash flow information:
Accrued capital expenditures included in accrued expenses and accounts payable	$18,084	$348,591

See accompanying notes to the financial statements.

Index
Edge Therapeutics, Inc.
Notes to Financial Statements (Unaudited)

Note 1 – Nature of Operations

Edge Therapeutics®, Inc. (the “Company”) is a clinical-stage biotechnology company that discovers, develops and seeks to commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening critical care conditions. The Company’s product candidates utilize the Company’s proprietary, programmable, biodegradable polymer-based development platform (the “Precisa PlatformTM”), and a novel delivery mechanism that seeks to enable targeted and sustained drug exposure and avoid the dose-limiting side effects associated with the current standard of care.

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

The interim balance sheet at September 30, 2017, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

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

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: rate of trial enrollment and the results of clinical testing and trial activities of the Company’s product candidates,  the Company’s ability to manufacture its products or have its products manufactured, the Company’s ability to obtain regulatory approval to market its products, the Company’s intellectual property, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company’s ability to negotiate favorable licensing, manufacturing, marketing and other vendor agreements for its products, and the Company’s ability to raise capital.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of September 30,
	2017	2016

Stock options to purchase Common Stock	6,387,495	5,166,511
Warrants to purchase Common Stock	376,682	544,705
Total	6,764,177	5,711,216

Index
(I)	Accounting standards not yet adopted:

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

Note 3 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during 2017 or 2016.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017: (unaudited)
Cash and cash equivalents	$97,307,258	$97,307,258	$-	$-

As of December 31, 2016:
Cash and cash equivalents	$106,398,919	$106,398,919	$-	$-

Note 4 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of September 30, 2017	As of December 31, 2016
Accrued research and development costs	$1,277,652	$654,795
Accrued professional fees	183,864	366,394
Accrued compensation	1,417,420	1,866,255
Accrued other	382,046	319,434
Deferred rent	21,416	6,837
Total	$3,282,398	$3,213,715

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

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$702,284	$567,452	$2,090,076	$1,609,683
General and administrative	868,630	665,579	2,547,066	2,419,643
Total	$1,570,914	$1,233,031	$4,637,142	$4,029,326

The fair value of options and warrants granted during the three months ended September 30, 2017 and 2016 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	86.98%	71.80%	88.82%	77.96%
Risk-Free Interest Rate	1.83%	1.19%	1.89%	1.38%
Expected Term in Years	6.03	6.07	5.99	6.02
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value of Option on Grant Date	$7.22	$6.78	$6.76	$5.24

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2016	5,316,511	$5.84
Granted	1,165,400	9.16
Exercised	(30,666)	3.00
Forfeited	(63,750)	8.21
Options outstanding at September 30, 2017	6,387,495	$6.44	7.32	$27,951,302
Vested and expected to vest at September 30, 2017	6,387,495	$6.44	7.32	$27,951,302
Exercisable at September 30, 2017	3,898,218	$5.02	6.40	$22,525,438

At September 30, 2017 there was approximately $13,553,683 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.56 years.

Index
Note 6 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. There was a full valuation allowance against the net deferred tax assets as of September 30, 2017 and December 31, 2016.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2016, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. In September 2017, the IRS concluded auditing the Company's 2015 tax year resulting in a no change letter. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the nine months ended September 30, 2017 and 2016.

Note 7 – Commitments and Contingencies

Evonik

The Company entered into an agreement with SurModics Pharmaceuticals, Inc. (“SurModics”) in October 2010, which was subsequently amended in 2015, for the exclusive worldwide licensing of certain technology, patent rights and know-how rights related to the production of EG-1962, the Company’s lead product candidate (as amended, the “Evonik Agreement”). This agreement was later transferred to Evonik Industries AG (“Evonik”) when it purchased substantially all the assets of SurModics.

Pursuant to the Evonik Agreement, in exchange for the license, the Company agreed to make milestone payments totaling up to $14.75 million upon the achievement of certain development, regulatory and sales milestones detailed in the Evonik Agreement. The Company paid $0.25 million upon execution of the Evonik Agreement.  In August 2016, the Company paid a milestone of $1.0 million after the first patient in the Phase 3 clinical trial of EG-1962 was dosed.  In addition, the Evonik Agreement calls for the Company to pay royalties on sales of certain products, such as EG-1962, based on a mid-single digit percentage of net sales, regardless of whether or not such products are manufactured by Evonik. The Evonik Agreement provides for the reduction of these royalties in certain circumstances.

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

Index
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

The Company will have no minimum order requirement under the Supply Agreement until the third (3rd) year following commercial launch of EG-1962.  Beginning in the third year following commercial launch and continuing until the fifth year following commercial launch, the Company will be required to (x) order, at a minimum, the greater of (a) five (5) batches and (b) fifty percent (50%) of the aggregate vials of EG-1962 purchased by the Company from all sources in such year (such greater amount being the “Minimum Order Commitment”) or (y) pay a catch-up price to Oakwood based on the amount of EG-1962 actually ordered by the Company during the applicable time period.

The term of the Supply Agreement will continue (unless earlier terminated) until three (3) years following commercial launch of EG-1962. Thereafter, the Supply Agreement will automatically renew for additional two (2)-year periods unless Edge provides notice of non-renewal at least twelve (12) months prior to the end of the then-current term.  The Supply Agreement will also terminate automatically upon the termination of the Restated Development Agreement for any reason.  Following the first anniversary of the commercial launch of EG-1962, either party may terminate upon two (2) years written notice.  Further, either party may terminate the Supply Agreement upon a material breach by the other party that fails to be cured in the applicable cure period.

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

Rent expense is recognized on a straight line basis where there are escalating payments, and was approximately $152,026 and $82,163 for the three months ended September 30, 2017 and 2016, respectively and $450,700 and $196,322 for the nine months ended September 30, 2017 and 2016, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2017:

Year ended December 31,
2017 (remaining)	$149,021
2018	602,461
2019	604,541
2020	603,371
2021	530,384
2022 and after	-
Total minimum payments required	$2,489,778

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

Future principal payments on the note as of September 30, 2017 were as follows:

Year Ending in December 31:	(000's)
2017 (remaining)	$-
2018	7,882
2019	10,287
2020	1,831
Total	$20,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. The Company believes the estimated fair value at September 30, 2017 approximates the carrying amount.

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

These forward-looking statements may include, but are not limited to, statements about:

●	our plans to manufacture, develop and commercialize our product candidates;

●	the potential for success of competing products that are or become available for the indications we are pursuing or may in the future pursue;

●
our ability, within the expected timeframes, to announce the results of such studies and trials, complete our ongoing clinical trials and to advance our product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;

●	regulatory developments in the United States and foreign countries;

●	our expectations with respect to the performance of third parties, including contract manufacturers, collaborators, and other third party partners or vendors;

●	the size of the potential markets for our product candidates and our ability to serve those markets;

●	the anticipated rate and degree of market acceptance of our product candidates for any indication once approved;

●	our ability to obtain additional financing;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and the length of time existing cash resources will last;

●	our use of the net proceeds from our initial public offering (“IPO”) of common stock, our sales of shares in a registered direct offering and future financings, if any; and

●	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

In preparation for a potential launch of EG-1962, as our health economic outcome research progresses, we continue to gain a better understanding regarding the economic burden of aSAH, how physicians currently use oral nimodipine to treat their patients, and the potential size of the United States market for EG-1962.  Of the approximately 35,000 SAH patients in the United States each year, a subset is comprised of aSAH patients.  At the Neurocritical Care Society meeting in October 2017, we presented new retrospective, claims-based health economic data showing aSAH per patient hospital charges represent a high economic burden for U.S. hospitals. The analysis also showed that the aSAH patient population currently being studied in the NEWTON 2 study had the highest per patient hospital charges and experienced the longest hospitalizations among all aSAH patients. Specifically, these are patients who require an external ventricular drain (EVD), and undergo either neurosurgical clipping or endovascular coiling for repair of their aneurysm. We are continuing to better understand the SAH population, its treatment costs, and current utilization of oral nimodipine in patients with a brain hemorrhage.

In July 2016, we commenced the Phase 3 NEWTON 2 study for EG-1962. NEWTON 2 is a multi-center, multi-national, randomized, double-blind, placebo-controlled, parallel-group study comparing the efficacy and safety of EG-1962 to standard of care oral nimodipine in adults with an aSAH.  The primary endpoint of the NEWTON 2 study is the proportion of subjects with a favorable clinical outcome (a score of 6 – 8 on the extended Glasgow Outcome Scale, or GOSE) at day 90. The key secondary endpoint is the subject’s score on the Montreal Cognitive Assessment Scale. We expect the results of an interim analysis of NEWTON 2 to be available in early 2018. Depending on the results of the interim analysis, the study may continue to full data readout after 374 patients have completed the study, in which case we expect the results of the study to be available in late 2018. The results of the NEWTON 2 study, if positive, are expected to form the basis for a marketing application to the FDA and other global health regulatory authorities for the approval of EG-1962 for the treatment of aSAH. In the United States, we plan to submit an NDA for EG-1962 using the FDA Section 505(b)(2) regulatory pathway.

Our Phase 1/2 clinical study of EG-1962, which we refer to as our NEWTON study, met its primary and secondary endpoints of safety, tolerability, defining the maximum tolerated dose and pharmacokinetics. The results of the principal exploratory efficacy endpoint from the 90-day follow-up demonstrated that 59% (27 of 46) of patients treated with EG-1962 experienced a favorable clinical outcome (a score of 6-8 on the GOSE) versus 28% (5 of 18) of patients treated with the standard of care oral nimodipine. At the final assessment, of the 46 patients treated with EG-1962, 28% (13 of 46) of patients achieved the highest clinical outcome score (GOSE=8, Upper Good Recovery) versus 6% (1 of 18) patients treated with the standard of care oral nimodipine.

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

In addition to EG-1962, we are using our Precisa development platform to develop additional product candidates targeting other acute, serious conditions where limited or no current approved therapies exist. We are developing our second product candidate, EG-1964, as treatment for chronic subdural hematoma, or cSDH.  A cSDH is a liquefied hematoma that has accumulated on the surface of the brain in an area referred to as the subdural space and is often caused by minor head trauma. Following neurosurgical intervention to drain the hematoma, bleeding in the subdural space typically recurs in 3% to 33% of patients at which point another costly and risky surgical intervention is required. EG-1964 contains aprotinin, a serine protease inhibitor. Aprotinin works by slowing the breakdown of blood clots. We are in the process of formulating EG-1964 to deliver aprotinin directly to the subdural space by way of a single administration at the time of initial neurosurgical intervention with sustained drug exposure over approximately 30 days. If approved, we expect that EG-1964 can become the standard of care as a treatment in the management of cSDH. We intend to complete formulation development activities and commence non-clinical studies of EG-1964 in 2017.  Based on the results of those studies, in 2018, we may submit to the FDA and potentially other country health authorities a request for authorization to investigate a new drug in human clinical studies, known as an Investigational New Drug Application, for EG-1964.

From our inception in 2009, we have devoted substantially all of our efforts to business planning, engaging regulatory, manufacturing and other technical consultants, developing operating assets, planning and executing clinical studies and raising capital.

Index
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $37.0 million and $29.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $138.0 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

As of September 30, 2017, we had $97.3 million in cash and cash equivalents.

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

Index
Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$6,913	$6,725	$188	3%
General and administrative expenses	3,990	3,552	438	12%
Total operating expenses	10,903	10,277	626	6%
Loss from operations	(10,903)	(10,277)	(626)	6%
Other expense	-	(163)	163	100%
Interest (expense), net	(378)	(318)	(60)	19%
Net loss and comprehensive loss	$(11,281)	$(10,758)	$(523)	5%

Research and Development Expenses

Research and development (R&D) expenses increased to $6.9 million in the three months ended September 30, 2017 from $6.7 million for the same period in 2016. The increase of $0.2 million in 2017 was primarily attributable to an increase in external expenses for clinical study costs of $0.1 million and an increase in internal R&D personnel and departmental costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased to $4.0 million in the three months ended September 30, 2017 from $3.6 million for the same period in 2016. The $0.4 million increase was due primarily to increases in personnel costs of $0.3 million, legal and professional fees of $0.3 million and a decrease in other expenses of $0.2 million.

Index
Other Expense

Other expense in 2016 reflects the loss on asset disposal representing the book value of leasehold improvements at our former location due to the Company's relocation of its corporate office and debt issuance costs on our new loan.

Interest Expense, net

Interest expense, net increased primarily due to interest expense for our loan of $0.2 million partially offset by an increase in interest income from interest earned on our cash and cash equivalents of $0.1 million.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$23,478	$18,047	$5,431	30%
General and administrative expenses	12,365	10,527	1,838	17%
Total operating expenses	35,843	28,574	7,269	25%
Loss from operations	(35,843)	(28,574)	(7,269)	25%
Other expense	-	(163)	163	100%
Interest (expense), net	(1,113)	(568)	(545)	96%
Net loss and comprehensive loss	$(36,956)	$(29,305)	$(7,651)	26%

Research and Development Expenses

Research and development (R&D) expenses increased to $23.5 million in the nine months ended September 30, 2017 from $18.0 million for the same period in 2016. The increase of $5.4 million in 2017 was primarily attributable to an increase in external expenses for clinical studies of $4.2 million and additional internal R&D personnel and departmental costs of $1.2 million.

General and Administrative Expenses

General and administrative expenses increased to $12.4 million in the nine months ended September 30, 2017 from $10.5 million for the same period in 2016. The $1.8 million increase was due primarily to increases in personnel costs of $0.9 million, employee separation costs of $0.3 million, professional fees of $0.4 million and $0.2 million in other expenses.

Index
Other Expense

Other expense in 2016 reflects the loss on asset disposal representing the book value of leasehold improvements at our former location due to the Company's relocation of its corporate office and debt issuance costs on our new loan.

Interest Expense, net

Interest expense, net increased primarily due to interest expense for our loan of $0.8 million offset by an increase in interest income from interest earned on our cash and cash equivalents of $0.3 million.

Liquidity and Capital Resources

Since our inception and through September 30, 2017, we have raised aggregate net proceeds of $207.9 million to fund our operations, primarily $82.8 million from the sale of Common Stock, $87.5 million from the sale of preferred stock, par value of $0.00033 per share (“Preferred Stock”), $17.4 million net proceeds from a registered direct common stock offering and $20.0 million from a loan. As of September 30, 2017, we had total cash and cash equivalents of $97.3 million as compared to $106.4 million as of December 31, 2016. The $9.1 million decrease in total cash was due primarily to increased funding of operations, which mainly consisted of research and development activities and general and administrative expenses offset by proceeds from a registered direct common stock offering and issuance of debt.

On October 6, 2015, we completed the IPO of our Common Stock for aggregate gross proceeds of approximately $92.5 million. We received approximately $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.7 million. In connection with the IPO, all Preferred Stock was converted into common stock. There is no Preferred Stock outstanding as of September 30, 2017.

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

Index
Cash flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016

Net cash used in operating activities	$(31,457)	$(26,143)
Net cash used in investing activities	(161)	(339)
Net cash provided by financing activities	22,526	9,077
Net decrease in cash	$(9,092)	$(17,405)

Net Cash Used in Operating Activities

Net cash used in operating activities was $31.5 million and $26.1 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash used in operating activities of $5.4 million was primarily due to an increase in our research and development expenses as well as general and administrative expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities relates entirely to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was due to the receipt of net proceeds of $17.4 million from a registered direct common stock offering and $5.0 million from issuance of debt.

Net cash provided by financing activities of $9.1 million for the nine months ended September 30, 2016 was primarily due to the receipt of net proceeds from the issuance of debt of $11.0 million less payments of our existing debt obligations of $1.5 million and deferred offering costs of $0.5 million.

Operating Capital Requirements

We expect that our primary uses of capital will continue to be third-party clinical research, development and manufacturing services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general administrative costs. We believe that our existing cash and cash equivalents as of September 30, 2017, will be sufficient to meet our anticipated cash requirements through the full data readout of the NEWTON 2 trial of EG-1962 for the treatment of aSAH, which is anticipated to occur in late 2018.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Moreover, if circumstances are favorable, we may seek to secure additional capital opportunistically.  Our future capital requirements are difficult to forecast and will depend on many factors, including:

●
the initiation, progress (including rate of enrollment), timing, costs and results of the clinical trials for our product candidates to meet regulatory approval, particularly whether the FDA requires us to complete a second Phase 3 trials for EG-1962 or requires changes to the anticipated design of our Phase 3 program for EG-1962, such as changes in the required control arm of any such trial;

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

Index
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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of September 30, 2017	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt principal and interest	$22,762	$7,183	$15,579	$-	$-
Operating lease obligations	2,490	600	1,208	682	-
Total contractual obligations	$25,252	$7,783	$16,787	$682	$-

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

We consider our critical accounting policies and estimates to be related to stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Index
ITEM 3:	Quantitative and Qualitative Disclosure about Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of September 30, 2017, we had cash equivalents of $97.3 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017.

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

Edge Therapeutics, Inc.

November 1, 2017	By: /s/ Brian A. Leuthner
Brian A. Leuthner
President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2017	By: /s/ Albert N. Marchio II
Albert N. Marchio II
Chief Accounting Officer
(Principal Accounting Officer)