Form 10-K
period 2017-12-31
Edge Therapeutics, Inc.
filed 2018-03-01
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) of the registrant on June 30, 2017, was $316.3 million (based on the closing price for shares of the registrant's common stock as reported on the Nasdaq Global Select Market on that date).

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of February 22, 2018 was 30,869,205.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 28, 2018 and to be delivered to shareholders in connection with the 2018 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

Page | 2

Edge Therapeutics, Inc.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

●	the inherent risks in conducting clinical studies for our products;

●	regulatory developments in the United States and foreign countries;

●
our ability to obtain and maintain intellectual property protection for our proprietary assets and to overcome any intellectual property held by third parties that might block our ability to exploit our proprietary assets;

●	the size of the potential markets for our product candidates and our ability to serve those markets;

●	the rate and degree of market acceptance of our product candidates for any indication once approved;

●	the performance of our third party contract manufacturers and contract research organizations;

●	the success of competing products that are or become available for the indications that we are pursuing;

●	the loss of key scientific or management personnel;

●	our ability to obtain additional financing;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	our use of the net proceeds from our initial public offering of common stock and future financings, if any;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”); and

●	other risks and uncertainties, including those listed under Item 1A. Risk Factors.

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

Overview

We are a clinical-stage biotechnology company that discovers, develops and seeks to commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening neurological and other conditions. Our initial product candidates target rare, acute, life-threatening neurological and other conditions for which we believe the approved existing therapies, if any, are inadequate.

We believe EG-1962, our lead product candidate, can fundamentally improve patient outcomes and transform the management of aneurysmal subarachnoid hemorrhage, or aSAH, which is bleeding around the brain due to a ruptured brain aneurysm. A single dose of EG-1962 delivers high concentrations of nimodipine, the current standard of care, directly to the brain with sustained drug exposure over 21 days. EG-1962 utilizes our proprietary, programmable, biodegradable polymer-based development platform, or our PrecisaTM development platform, through a novel delivery mechanism that enables targeted and sustained drug exposure while potentially avoiding dose-limiting side effects associated with currently available formulations of nimodipine.  EG-1962 has been granted orphan drug designation and Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with a subarachnoid hemorrhage, or SAH. The European Commission has granted orphan drug designation to EG-1962 for treatment of aSAH.

In July 2016 we commenced the Phase 3 NEWTON 2 study for EG-1962.  NEWTON 2 is a multi-center, multi-national, randomized, double-blind, placebo-controlled, parallel-group study comparing the efficacy and safety of EG-1962 to standard of care oral nimodipine in adults with an aSAH.  The primary endpoint of the NEWTON 2 study is the proportion of subjects with a favorable clinical outcome (a score of 6 – 8 on the extended Glasgow Outcome Scale, or GOSE) at day 90.  The secondary endpoint is the subject’s score on the Montreal Cognitive Assessment scale, or MoCA.  On December 29, 2017, we announced that an independent Data Monitoring Committee, or DMC, recommended that the Phase 3 NEWTON 2 study of EG-1962 continue as planned, based on the completion of a pre-planned futility analysis. The DMC made this recommendation after evaluating data from the Day 90 follow-up visit of the first 150 patients randomized and treated, as well as the available safety data in the study. A pre-planned interim analysis will be performed following the 90 day outcome assessment of the 210th patient. We expect to complete the interim analysis by the end of  April 2018 with an announcement of the results to follow.  Unless the results of the interim analysis are overwhelmingly positive, which we believe will be hard to achieve, the NEWTON 2 study is expected to continue to full data readout, in which case we expect the results of the study to be available in late 2018. The final results of the NEWTON 2 study, if positive, could form the basis for a marketing application to the FDA and other global health regulatory authorities for the approval of EG-1962 for the treatment of aSAH.  In the United States, we plan to use the regulatory pathway set forth in Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FD&C Act.

Our Phase 1/2 clinical study of EG-1962, which we refer to as our NEWTON study, met its primary and secondary endpoints of safety, tolerability, defining the maximum tolerated dose, or MTD, and pharmacokinetics. The results of the principal exploratory efficacy endpoint from the 90-day follow-up demonstrated that 59% (27 of 46) of patients treated with EG-1962 experienced a favorable clinical outcome (a GOSE score of 6-8) versus 28% (5 of 18) of patients treated with the standard of care oral nimodipine. At the final assessment, of the 46 patients treated with EG-1962, 28% (13 of 46) of patients achieved the highest clinical outcome score (GOSE=8, Upper Good Recovery) versus 6% (1 of 18) patients treated with the standard of care oral nimodipine.

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

In the United States, approximately 35,000 patients with an average age of 52 experience an SAH each year.  Of these, approximately 20,000 experience an aSAH and are hospitalized in the intensive care unit, or ICU, and approximately 75% of these patients suffer permanent brain damage or die within 30 days.  Care for these patients results in overall inpatient charges of more than $5.0 billion per year in the United States. After the ruptured aneurysm is repaired, these patients remain at risk for multiple complications that are managed over the course of the patient’s treatment to optimize clinical outcomes. The most common and severe complications, which are thought to be at least in part due to the influx of calcium, include cerebral vasospasm, or narrowing of the brain arteries, and delayed cerebral ischemia, or DCI, a catastrophic delayed complication that occurs secondary to processes including cerebral vasospasm. DCI occurs in up to 30% of patients who survive the initial hemorrhage. DCI often leads to the death of brain tissue due to insufficient blood flow to certain areas of the brain and results in a significant economic burden to the health care system. The direct cost to hospitals in patients experiencing DCI is estimated to be approximately $50,000 in additional direct in-hospital per patient costs, but can increase to $70,000 based on the additional comorbidities associated with treating an aSAH patient and the extent of their disability. An analysis of the 2013 National Inpatient Sample Database showed that the aneurysmal subarachnoid hemorrhage patients who require an EVD, and undergo either neurosurgical micro clipping or endovascular coiling for repair of their aneurysm, had the highest per-patient hospital charges, exceeding $400,000 per patient, and experienced the longest hospitalizations of all aneurysmal subarachnoid hemorrhage patients.  Not included in this analysis are the additional costs of rehabilitation, the long-term lifetime cost of illness related to an aSAH, the frequent inability to re-enter the work force, and the potential need for additional care at home from family members or long term care givers associated with chronically disabled patients, which present additional significant economic burden to the healthcare system and the families of those afflicted with aSAH.

Page | 5

Index
In most countries, including the United States, current treatment guidelines recommend that all aSAH patients receive the L-type calcium channel blocker nimodipine over a 21-day period orally every four hours. In certain geographies outside the United States, the product can also be received via IV administration. As part of their routine course of treatment, we believe nearly half of aSAH patients have an EVD inserted into the brain to monitor and relieve intracranial pressure by draining out cerebrospinal fluid, or CSF.  The EVD can also serve as a pathway to administer drugs. Nimodipine has been the standard of care for over 25 years and has a well-understood safety profile at its approved dose and route of administration. Nimodipine has been shown to improve outcomes in aSAH patients, and its mechanism of action is believed to modify several calcium channel mediated pathways that contribute to unfavorable outcomes.

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

Our NEWTON study was a multicenter, randomized, controlled, open-label Phase 1/2 clinical study of EG-1962. It was designed to assess the safety, tolerability, MTD and pharmacokinetics of EG-1962 compared to the standard of care oral nimodipine in up to 96 patients with aSAH. Six different dose cohorts (72 patients) were evaluated in North America at escalating doses of 100 mg, 200 mg, 400 mg, 600 mg, 800 mg and 1200 mg, and one patient, who received EG-1962, was evaluated outside of North America. Twelve patients in each cohort were randomized in a ratio of 3 to 1 to receive either single dose EG-1962 or standard of care oral nimodipine for 21 days. After 90 days, multiple exploratory endpoints were evaluated, the principal exploratory endpoint of which was patient clinical outcomes; other exploratory endpoints included occurrence of DCI, use of rescue therapies and ICU and hospital length of stay, or LOS, all of which we believe are indicative of the potential efficacy of EG-1962. Seventeen medical centers in North America and one medical center in Finland randomized patients into the study.

The NEWTON results showed that the primary and secondary study endpoints were met and all of the exploratory endpoints favored the EG-1962 groups when compared to the standard of care oral nimodipine. Safety and tolerability data were reported for all  cohorts, while efficacy results were reported only for subjects treated with doses of EG-1962 up to and including 800 mg, as 1200 mg was not a tolerable dose. There were no safety concerns identified after administration of EG-1962 that precluded dose escalation. The number of deaths and serious adverse events in the EG-1962 treated group were comparable to those in the standard of care oral nimodipine group. Further, 0% of patients (0 of 55) experienced EG-1962-related hypotension in the treated group, while 17% of patients (3 of 18) experienced standard of care oral nimodipine related hypotension. The MTD was determined to be 800 mg, with the 600 mg dose considered to be the optimal dose to evaluate in the Phase 3 NEWTON 2 study.

Since at least 50% of aSAH patients may not require an EVD, market expansion opportunities exist. We intend to explore alternative routes of administration of EG-1962, as evidenced by the commencement of our study of intracisternal administration of EG-1962 in patients with aSAH who do not receive an EVD. Additionally, physicians have expressed interest in the use of an EVD in patients who do not routinely receive one as standard of care solely to administer EG-1962 in patients at high risk of delayed neurological complications.

In addition to EG-1962, we are using our Precisa PlatformTM to seek to develop additional product candidates targeting other acute, serious conditions where limited or no current approved therapies exist. We are developing EG-1964 as a prophylactic treatment in the management of chronic subdural hematoma, or cSDH, to prevent recurrent bleeding on the surface of the brain. A cSDH is a liquefied hematoma that has accumulated on the surface of the brain in an area referred to as the subdural space and is often caused by minor head trauma.  We are also developing EG-1965, for the prevention of post-operative atrial fibrillation, or POAF. By way of a single administration at the time of the surgical intervention, we believe EG-1965 can deliver an effective concentration of drug directly to the atrial myocardium with sustained drug exposure for up to seven days.

Our current product development strategy involves identifying hospital-based products for other acute, life-threatening conditions where limited or no current therapies exist. We then apply our scientific, clinical, and technical expertise to design targeted, small or large molecule therapeutics. Our Precisa platform allows us to create polymer-based therapeutics, designed to be capable of delivering medicines directly to the site of injury to potentially avoid serious systemic side effects often associated with oral or intravenous delivery approaches and to potentially enable high and sustained drug exposure with only a single dose at the initial time of procedural or surgical intervention. Our approach is not expected to require a material change in physician behavior and may result in significant pharmacoeconomic advantages, as it seeks to avoid recurrent invasive procedures, mitigate clinical complications that often result in prolonged and expensive acute hospital care, and improve patient outcomes, which could potentially decrease the likelihood of costly long-term, skilled nursing care. While we have initially applied our approach to acute neurological and cardiological conditions, we intend to apply our Precisa development platform to seek to develop treatments for other acute, serious conditions by targeting other organs across additional therapeutic areas, including possibly trauma and other diseases.

Page | 6

Index
We currently retain worldwide rights to all of our product candidates. If we receive marketing authorization for our products, we intend to establish targeted commercialization and marketing capabilities for our products in the United States, Canada and possibly the EU.  In the United States and Canada, approximately 300 top academic medical centers treat approximately 90% of all aSAH patients. As such, we believe a small, targeted sales force could effectively cover these institutions and successfully commercialize our products, if approved. In the United States, we intend to commercialize by developing a hospital sales force of up to 50 representatives that would focus on academic medical centers and other major medical centers treating acute neurological conditions.  We believe a similar sized sales force would be appropriate for the EU, should we decide to commercialize EG-1962 there using an Edge sales force.  For commercialization of our products, if approved, outside of the United States and Canada, we may enter into collaborations or license agreements with strategic partners.

We are led by a team of executives and directors with significant experience in drug discovery, development and commercialization. Our co-founder and Chief Executive Officer, or CEO, Brian A. Leuthner, has been responsible for developing, launching and selling products in the hospital market for GlaxoWellcome plc, Johnson & Johnson, ESP Pharma, Inc. and The Medicines Company. Our other co- founder and Chief Scientific Officer, Dr. R. Loch Macdonald, is a world-renowned neurosurgeon and expert in the research and management of acute neurological and neurosurgical conditions. Other members of our management team have held senior positions at Abbott Laboratories, Alpharma, Inc., Auxilium Pharmaceuticals, Celgene Corporation, Eli Lilly and Company, Endo International plc, ESP Pharma, Inc., Johnson & Johnson, Lundbeck, Medarex, Inc., MedPointe, Inc., NPS Pharmaceuticals, Otsuka Pharmaceuticals, PTC Therapeutics, Purdue Pharma L.P., Schering Plough Corporation, Shire Pharmaceuticals, and Valeant Pharmaceuticals International, Inc.  In addition, our Chairman of the Board, Dr. Sol Barer, is the former Chairman and CEO of Celgene Corporation and the current Chairman of Teva Pharmaceutical Industries Ltd., and the Chairman of our Scientific Advisory Board, Dr. Robert Langer, is a world-renowned scientist and pioneer in drug-delivery-related inventions.

Our Strategy

Our vision is to become a leading global biotechnology company that discovers, develops and commercializes novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening medical conditions. We intend to utilize our product development and commercial execution strategies to achieve this vision. Key elements of our execution strategy are as follows:

•
Rapidly develop our lead product candidate, EG-1962 to improve clinical outcomes following an aSAH. We completed the NEWTON study, enrolling 72 patients in six different dose cohorts in North America with doses ranging from 100 mg to 1200 mg, and one patient outside of North America who received EG-1962 600 mg.  During 2016, we initiated NEWTON 2, our pivotal Phase 3 study in the United States, Canada and Israel.  In 2017, we expanded the study globally to additional centers across North America, Europe, and Australasia.

•
Expand the development of EG-1962 for alternative routes of administration to improve clinical outcomes following an aSAH.  In order to deliver EG-1962 to aSAH patients that do not receive an EVD as standard of care, we have an ongoing Phase 1 study of EG-1962 administered directly into the basal cisterns.  We are also exploring a lumbar route of administration for EG-1962.

•
Evaluate other indications for EG-1962 in therapeutic areas inside and outside of the brain. Published literature indicates that L-type calcium channel blockers have a broad range of potential uses in other therapeutic areas. By using our proprietary Precisa platform to enable site specific sustained delivery of nimodipine to a target organ, we believe that EG-1962 may demonstrate improvements in safety and/or efficacy profiles in these other therapeutic areas over existing standards of care.

•
Continue development of EG-1965 for the prevention of POAF. In 2018, we intend to complete formulation development and initiate pharmacology and toxicology studies required for filing an Investigational New Drug Application, or IND. Pending results of those studies, we may submit an IND in 2019.

•
Commercialize our product candidates, including EG-1962, if approved, through a targeted sales force in the United States and Canada and possibly Europe, and with potential strategic partnerships outside of the regions where we field our own sales force.  We have retained the worldwide rights to all of our product candidates and intend to build a hospital-focused sales organization to market our approved products. We intend to establish targeted sales forces in the United States and Canada, and possibly Europe, for EG-1962, if approved, to sell into medical centers capable of treating acute neurological conditions.

Page | 7

Index
•
Leverage our proprietary, programmable, polymer-based Precisa platform to seek to develop life-saving therapies in acute care areas.  We intend to expand the use of our Precisa development platform in other therapeutic areas, such as cardiac surgery or neuro-oncology. Depending on the specific needs of the targeted therapy, these initiatives may focus on applying our Precisa development platform to previously approved medicines, or may result from the collaboration on, or in-licensing and development of, new chemical entities.

•
Identify business development or product acquisition opportunities that leverage our core expertise.  We intend to identify assets that we might in-license or acquire that utilize our expertise in developing and manufacturing drugs for acute, hospital-based or other conditions, complement our efforts and activities in potentially commercializing EG-1962 in the hospital setting, and leverage the infrastructure developed to potentially bring EG-1962 and other products into the clinic and to the marketplace.

•
Continue to seek to maintain high barriers to entry around our product candidates and the markets in which they are utilized by using a multi-layered approach.  One layer of defense relates to obtaining regulatory exclusivity, such as orphan drug protection, when and where available.  An additional layer relates to patent rights. We currently have five issued U.S. patents, including composition of matter related to EG-1962, 35 granted foreign patents, four notices of acceptance/eligibility for grant/allowance of foreign applications, and more than 70 U.S. and foreign pending patent applications.  Another layer of defense involves technical operations and manufacturing know-how and trade secrets relating to the design and manufacture of products using our Precisa development platform. An additional layer involves the difficulty a competitor may experience in proving bioequivalence. If a competitor were to attempt to prove bioequivalence, we believe such competitor would likely be required to conduct human clinical studies.

Our Product Candidates

EG-1962 for aSAH

EG-1962, a polymer-based microparticle containing nimodipine suspended in a diluent of sodium hyaluronate was developed using our Precisa development platform to improve patient outcomes following aSAH. Nimodipine, delivered via oral or intravenous routes of administration, is currently the standard of care for the management of aSAH and is believed to work by modifying several pathways contributing to unfavorable outcomes. Current U.S. treatment guidelines recommend that all aSAH patients, commencing within 96 hours after aneurysm rupture, receive nimodipine orally every four hours over a 21-day period. However, the ability to achieve optimal therapeutic levels of nimodipine when administered orally or intravenously may be limited by serious side effects, primarily hypotension, which can exacerbate the complications of aSAH. We believe that a single intraventricular dose of EG-1962 has the potential to improve patient outcomes by delivering high and sustained concentrations of nimodipine over a 21-day period directly to the brain, while avoiding these dose-limiting side effects.

Background on aSAH

An aSAH is a brain hemorrhage after which blood from a ruptured aneurysm enters the subarachnoid space, the area between the middle and deepest protective layers of the brain. The World Health Organization and published medical literature estimates that approximately 600,000 individuals worldwide suffer an aSAH each year.  In the United States, approximately 35,000 patients with an average age of 52 experience an SAH each year.  Of these, approximately 20,000 experience an aSAH and are hospitalized in ICU, and approximately 75% of these patients suffer permanent brain damage and die within 30 days.  Patients with an aSAH typically present with a characteristic intense, unrelenting and overwhelming headache of sudden onset. After a computed tomography, or CT, scan is performed upon arrival at the hospital, the aneurysm is repaired to prevent rebleeding, and the patient is sent to the ICU for close monitoring over a 14 to 21 day period. An EVD is placed into the fluid chambers of the brain to measure and manage intracranial pressure in what we believe to be approximately 50% of all aSAH patients. These EVDs may also serve as routes of administration for drugs, including EG-1962, if approved.

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

Current Standard of Care for aSAH

Current treatment guidelines recommend that all patients with an aSAH should be administered oral or, in Europe, intravenous nimodipine, an L-type calcium channel blocker which is believed to block several pathways that contribute to unfavorable outcomes. The FDA approved nimodipine in the oral form of gelatin capsules, or gelcaps as Nimotop® in 1988. In 2013, the FDA approved Nymalize®, an oral solution of nimodipine, and granted it marketing exclusivity as a result of its orphan drug designation. Nymalize has received regulatory approval only in the United States. While not approved for intravenous administration in the United States, nimodipine is currently available in oral gelcaps, oral tablets and/or intravenous forms in almost every country. Due to a lack of alternative therapies, nimodipine rapidly became standard of care and was incorporated into treatment guidelines for aSAH. Nimodipine is indicated to improve neurological outcomes by reducing the incidence and severity of ischemic deficits following aSAH. In a meta-analysis of clinical studies, oral nimodipine demonstrated an approximately 11% absolute risk reduction in unfavorable outcomes as compared to placebo.

After an aSAH, nimodipine is prescribed to be given over a 21-day course of treatment administered orally every four hours or intravenously for about seven days followed by 14 days of oral nimodipine.  However, dosages of nimodipine delivered orally or intravenously may be limited because nimodipine is non-selective and dilates not only brain arteries, but other arteries throughout the rest of the body. Arterial dilation can cause adverse effects, such as hypotension, and by reducing blood flow to the already-injured brain, can exacerbate the complications of aSAH. Therefore, we believe a significant need remains for a better, commercially viable method of providing higher and more sustained concentrations of nimodipine at the site of brain injury without the potential to cause serious systemic side effects, primarily hypotension, associated with current formulations of nimodipine.

Our Solution: EG-1962

EG-1962 is a novel, proprietary formulation consisting of nimodipine encapsulated within a bioresorbable poly-D,L-lactide-co-glycolide, or PLGA, matrix and reconstituted with a sodium hyaluronate based buffer making a suspension that releases nimodipine over at least 21 days.  The drug is administered directly into a cerebral ventricle in patients who have suffered in aSAH via an EVD that is in place as standard of care.

We believe this targeted approach enables EG-1962 to deliver high and sustained therapeutic concentrations of nimodipine directly to the brain while maintaining relatively low systemic nimodipine levels, thus providing for the potential to improve patient outcomes and avoid the serious side effects, primarily hypotension, associated with oral or intravenous nimodipine. If approved, it is anticipated that EG-1962 will be administered in the ICU typically by the neurosurgeon or neurointensivist via an EVD after the patient has been stabilized following an aSAH. EG-1962 is designed to release an initial dose of the nimodipine to quickly increase concentrations at the site of brain injury prior to the onset of any complications and then to release a steady dose of nimodipine over 21 days. If approved, we believe EG-1962 has the potential to address a significant unmet medical need and can become the standard of care for treatment of aSAH in patients who receive an EVD.

Page | 9

Index

Clinical Studies

NEWTON 2

In July 2016, we initiated the NEWTON 2 study, a pivotal Phase 3 multi-center, multi-national, randomized, double-blind, placebo-controlled, parallel-group study comparing the efficacy and safety of EG-1962 to standard of care oral nimodipine in adults with an aSAH.  Patients in the EG-1962 treatment arm receive a single 600 mg dose of EG-1962 plus placebo gelcaps or tablets administered for up to 21 days.  Patients in the control arm of the study receive a single dose of intraventricular normal saline and up to 21 days of oral nimodipine gelcaps or tablets.  The primary outcome measure is the proportion of patients with a favorable outcome of 6 – 8 as measured on the GOSE 90 days after aSAH.  Additional outcome measures are neurocognitive outcome at day 90 measured by MoCA, safety (including delayed cerebral infarction at day 30) and health economic endpoints.

The NEWTON 2 study will assess up to 374 patients who will be randomized on a one to one basis within 48 hours of their aSAH to either the EG-1962 arm, or the control arm.  On December 29, 2017, we announced that the DMC recommended that the NEWTON 2 study of EG-1962 continue as planned based on the completion of a pre-planned futility analysis. The DMC made this recommendation after evaluating data from the 90 day follow-up visit of the first 150 patients randomized and treated, as well as the available safety data in the study. We expect to complete the NEWTON 2 interim analysis by the end of  April 2018 with an announcement of the results of this analysis to follow.  Upon completion of this interim analysis, the DMC may recommend continuing enrollment of the study up to 374 completed patients; ending the study early, as efficacy will have been established at a highly statistically significant level at the time of such interim analysis; or discontinuing enrollment of additional patients, but analyzing all currently enrolled and completed patients.  We believe the likelihood that the DMC will recommend that we end the study early based on highly positive statistical significance is extremely low.  There is no formal futility analysis built into the interim analysis. However, as per the DMC charter, the DMC may recommend amending or terminating the NEWTON 2 study for safety concerns or based on a benefit : risk assessment that does not justify additional subject enrollment.

Page | 10

Index
The figure below provides an overview of the study design for each patient in the NEWTON 2 study:

The primary enrollment criteria for the NEWTON 2 study are similar to the ones used in the NEWTON study and are based primarily on the patients’ level of consciousness as measured by the World Federation of Neurological Surgeon’s scale, or WFNS scale. The WFNS scale stratifies patients into grades 1 – 5 with a score of 1 being the highest (or normal) level of consciousness, and a score of 5 being the least conscious. It is believed the level of consciousness is the best prognostic indicator of clinical outcome after aSAH. Patients in the NEWTON 2 study are enrolled if their WFNS score is between 2 and 4. The table below illustrates the WFNS scale:

The primary clinical outcome endpoint used to assess patients at 90 days in the NEWTON 2 study is the GOSE. The GOSE is a widely used scale accepted by regulatory agencies as a study endpoint that was developed from the Glasgow Outcome Scale, or GOS, to define broad outcome categories for people who sustain traumatic and non-traumatic brain injuries. GOS is a global scale that rates patient status into one of five categories: Dead, Vegetative State, Severe Disability, Moderate Disability and Good Recovery. The scale focuses on how the injury has affected functioning in major areas of life rather than on specific neurological deficits and symptoms caused by the injury. The GOSE is an expansion of the GOS that refines the clinical outcome assessments for severe disability, moderate disability and good recovery into upper and lower categories thereby creating an eight-point scale as follows:

Page | 11

Index
In the NEWTON 2 study, the GOSE is rated by an independent assessor who conducts an interview with the patient and/or caregiver from a standardized questionnaire. The NEWTON 2 protocol defines a “favorable outcome” for the clinical outcome as a GOSE score of 6-8 measured at 90 days.

NEWTON Study

Our NEWTON study was a multicenter, randomized, controlled, open-label Phase 1/2 study of EG-1962 compared to the standard of care oral nimodipine. Of the total of 73 patients enrolled in the NEWTON study, 55 patients were randomized to EG-1962 and 18 patients were randomized to oral nimodipine.

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

Subjects were randomized 3 to 1 to receive either a single dose EG-1962 or standard of care oral nimodipine. Six dose-levels (100 mg, 200 mg, 400 mg, 600 mg, 800 mg and 1200 mg) were evaluated. The active control was the standard of care, oral nimodipine. The active control group received 60 mg of oral nimodipine, which was administered every four hours for a total daily dose of 360 mg for 21 days in accordance with the currently approved dosing regimen. This dose of oral nimodipine remained unchanged except when it was medically warranted to reduce the dose due to adverse events consistent with the standard of care.

The figure below provides an overview of the study design for each patient:

NEWTON Clinical Results

The primary endpoints of the NEWTON study of safety, tolerability and MTD were all achieved, as were the secondary endpoint of characterizing the pharmacokinetics of EG-1962. Further, all exploratory endpoints favored EG-1962.

EG-1962 was well-tolerated with only one EG-1962-related serious adverse event reported, a possible allergic reaction in one patient following administration of EG-1962, which was immediately treated and resolved with no further clinical impact. This patient had a favorable clinical outcome.  No patients (0 of 55) experienced EG-1962 related hypotension in the treated group, while 17% (3 of 18) of patients experienced oral nimodipine related hypotension.

The pharmacokinetic results demonstrated that a single, intraventricular administration of EG-1962 provides high CSF levels of nimodipine with plasma levels that do not exceed those associated with systemic hypotension.  The mean maximum levels of nimodipine seen in the plasma ranged between 8.8 ng/mL (100 mg dose), and 25.4 ng/mL (800 mg dose), respectively. This compares to mean maximum levels of 46.2 ng/mL seen in the standard of care oral nimodipine patients.  In a study published in the European Journal of Clinical Pharmacology, hypotension did not occur until plasma nimodipine concentration was greater than approximately 30 to 45 ng/mL.

We believe the pharmacokinetic data demonstrated that the high CSF concentrations of nimodipine achieved with EG-1962 allow for more effective inhibition of calcium channels located on the smooth muscle cells within the walls of blood vessels. Nimodipine circulating in the plasma inside the blood vessel is able to access the calcium channels by crossing the blood brain barrier into the smooth muscle cells, while nimodipine circulating in the CSF is able to access the smooth muscle cells from the outer wall of the blood vessel. Once on the smooth muscle cells, nimodipine is believed to act locally on harmful calcium-dependent mechanisms that may contribute to delayed neurological complications. We believe that because EG-1962 provides consistent steady-state plasma concentrations below those known to cause hypotension, the dual-access of EG-1962 on the calcium channels may contribute to favorable patient outcomes.

Page | 12

Index
The pooled exploratory clinical results showed that 59% (27 of 46) of patients treated with EG-1962 achieved a favorable outcome (GOSE scores of 6-8) at 90 days compared to only 28% (5 of 18) in the active control standard of care oral nimodipine arm.

The EG-1962 results compared favorably to both those of the standard of care oral nimodipine arm and to published historical data from other contemporary studies of severe aSAH patients treated with the current standard of care, which showed that only 17% (26 of 151) of such patients had favorable outcomes after 90 days (defined as GOSE scores of 6-8). In addition, 28% (13 of 46) of patients treated with EG-1962 in the NEWTON study achieved a GOSE score of 8 (Upper Good Recovery), compared to only 6% (1 of 18) in the standard of care, oral nimodipine arm and less than 1% (1 of 151) in published historical data. This historical data, published in the journal “Neurocritical Care” on February 13, 2015, consisted of 151 patients who had WFNS scores of 2-4 with an EVD and outcomes measured by GOSE, which closely match the enrollment and evaluation criteria for the NEWTON study.

Additionally, the clinical outcome results were analyzed by WFNS score to compare rates of favorable outcome by WFNS grade to oral nimodipine standard of care controls. In the analysis by WFNS score, EG-1962 showed more than twice the rate of favorable outcome for WFNS grade 2 patients versus oral nimodipine (89% vs 40%).  For WFNS 4 grade patients, the rate of favorable outcomes in patients treated with EG-1962 was 41% versus 27% for those patients treated with standard of care oral nimodipine. The data are presented in the table below:

Page | 13

Index

There was no dose response with regards to outcome noted in the individual cohorts. All EG-1962 dose cohorts achieved favorable outcome proportions higher than oral nimodipine standard of care controls with proportions ranging from 40% to 78%. Differences in outcome rates were affected by the variability in WFNS scores and age among cohorts. The charts below show the key efficacy results for dose cohorts 1-5 (100 mg - 800 mg).

Page | 14

Index
The study’s exploratory endpoints included rates of delayed complications such as angiographic vasospasm and DCI and the use of rescue therapy. The overall favorable outcome results seen in the EG-1962 arm were supported by the reduction in angiographic vasospasm, DCI, and rescue therapy. EG-1962 reduced the risk of angiographic vasospasm by 51% (30% EG-1962 vs. 61% oral nimodipine); reduced the risk of DCI by 55% (15% EG-1962 vs. 33% oral nimodipine); and reduced the risk of rescue therapy by 54% (26% EG-1962 vs. 56% oral nimodipine). The data for these exploratory endpoints are summarized in the table below:

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

Regulatory Pathway

We expect to submit a New Drug Application, or NDA, under the FDA’s Section 505(b)(2) regulatory pathway. Section 505(b)(2) of the FD&C Act enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing approved product, or published literature, in support of its NDA.  In Europe, we expect to submit a marketing application to the European Medicines Agency, or EMA, using the Centralized Procedure for review and approval of EG-1962.

Intracisternal Study

A Phase 1 study of the safety, pharmacokinetics and clinical outcomes of EG-1962 administered intracisternally directly into the basal cisterns of the brain is open for enrollment for patients with an aSAH who do not receive an EVD, but remain at risk for delayed neurological complications following repair of a ruptured aneurysm.  This study is a multicenter, randomized, controlled open-label study in which nine patients are expected to receive EG-1962 via intracisternal administration and three patients are expected to receive standard of care oral nimodipine. Based on our analysis of interim data from five patients, the four patients who received EG-1962 cisternally achieved steady state plasma concentrations of nimodipine over a 14-day period, with concentration levels below the levels associated with hypotension.

Commercial Strategy

Because an aSAH is a major medical emergency, patients are typically referred or immediately transported to academic or major medical centers where they are treated and monitored by a neurosurgeon or neurointensivist. If EG-1962 is approved, we plan to establish targeted commercialization and marketing capabilities for our products in the United States, Canada and possibly the European Union, or EU.  In the United States and Canada, approximately 300 top academic medical centers treat approximately 90% of all aSAH patients. As such, we believe a small, targeted sales force could effectively cover these institutions and successfully commercialize our products, if approved. In the United States, we intend to commercialize by developing a hospital sales force of up to 50 representatives that would focus on academic medical centers and other major medical centers treating acute neurological conditions.  We believe a similar sized sales force would be appropriate for the EU, should we decide to commercialize EG-1962 there using an Edge sales force.  For commercialization of our products, if approved, outside of the United States and Canada, we may enter into collaborations or license agreements with strategic partners.

Reimbursement

Significant hospital resources are used to manage, treat and monitor patients with an aSAH.  According to a study published in Neurosurgery in 2010, the average incremental direct hospital cost to treat an aSAH patient with DCI is approximately $50,000 compared to patients without DCI. In the same study, those patients suffering from DCI had an average hospital LOS of more than six days longer than those that did not experience severe complications. By contrast, patients in our NEWTON study treated with EG-1962 had a median reduction of ICU and hospital LOS of 3.5 and 2.5 days, respectively.  Additionally, the lifetime cost of illness associated with chronically disabled patients presents a significant economic burden to the entire inpatient and long-term healthcare system. Further, we estimate that the average hospital charge in 2013 for a patient with an aSAH was about $300,000, and exceeds $400,000 for aSAH patients with an EVD. Accordingly, we believe the pharmacoeconomic benefits of EG-1962, if approved, can further support adoption by hospital administrators and payors and may help to justify premium pricing.

Page | 15

Index
EG-1964

We are using our Precisa platform to seek to develop EG-1964 for the management of cSDH as a prophylactic treatment to prevent recurrent bleeding.  EG-1964 contains synthetic aprotinin, a pancreatic trypsin inhibitor that, in its non-synthetic form, originally was obtained from bovine lung and initially marketed as Trasylol®. By way of a single administration at the time of the first neurosurgical intervention, EG-1964 may be able to deliver a high concentration of aprotinin directly to the subdural space with sustained drug exposure over 21 to 28 days. Since there are no effective ways to determine which patients are at risk for the recurrence of cSDH, we believe EG-1964, if approved, can be a prophylactic treatment for all patients with cSDH.

Background and Current Standard of Care

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

Our Solution: EG-1964

Aprotinin, a serine protease inhibitor isolated from the lungs and pancreas which had been sold under the brand name Trasylol, was approved by the FDA in 1993 to reduce perioperative blood loss and the need for blood transfusion in patients undergoing cardiopulmonary bypass in the course of coronary artery bypass graft surgery who are at an increased risk for blood loss and blood transfusion.  Plasmin, a naturally produced enzyme, breaks down blood clots. Aprotinin, by inhibiting plasmin, preserves or prevents the breakdown of the blood clot, thereby limiting recurrent bleeding.  By 2000, aprotinin became the standard of care to prevent excessive bleeding in cardiac surgery. However, aprotinin is no longer used via intravenous administration as it has been withdrawn from the U.S. market due to the potential for serious side effects resulting from clotting outside of the targeted area, and the FDA has notified compounding pharmacies to cease making it available.  We believe that delivery of synthetic aprotinin directly at the site of the brain injury would mitigate the potential increased risk of clotting and other systemic complications associated with the use of systemic aprotinin.

EG-1964 Commercial Strategy

Patients suffering from cSDH are typically treated in academic or major medical centers where they are monitored or managed by a neurosurgeon or neurointensivist. If both EG-1962 and EG-1964 are approved, we anticipate a large overlap in our sales force call points between EG-1962 and EG-1964. Under this scenario, we plan to increase the size of our sales force only modestly to commercialize EG-1964. We may selectively partner with third parties to commercialize our products in regions outside of the United States and Canada, or we may opt to commercialize our products in some of these regions on our own.

EG-1965

We are using our Precisa platform to seek to develop our product candidate EG-1965.  EG-1965 contains amiodarone, a Vaughan Williams class III agent that (1) inhibits inward potassium current, (ii) has antisympathetic and calcium-blocking activity that leads to important effects on the sinoatrial, or SA, and atrial fibrillation, or AV, nodes, and (3) has sodium channel–inhibiting properties that increase the threshold for depolarization.  EG-1965 is being developed using our Precisa development platform for the prevention of POAF. By way of a single administration at the time of the surgical intervention, we believe EG-1965 can deliver an effective concentration of amiodarone directly to the atrial myocardium with sustained drug exposure for up to seven days.

Background

POAF is the most frequent complication of cardiothoracic surgery, with an incidence varying between 20% and 60%, depending on the type of procedure and the criteria for diagnosis.  It typically develops within the first five days following cardiothoracic surgery.  POAF is independently associated with an increased risk of morbidity and mortality caused by stroke, heart failure, ventricular arrhythmias, thromboembolism and bleeding from anticoagulation. It significantly increases postoperative length of hospital stay, resource utilization and hospital readmission rate.

Page | 16

Index
Current Standard of Care

No therapy is approved for prevention of POAF. Guidelines from the American College of Chest Physicians, the American College of Cardiology, the American Association of Thoracic Surgeons, the American Heart Association and the European Society of Cardiology recommend beta-blockers to reduce the likelihood of developing POAF or, for higher-risk patients, administration of amiodarone starting preoperatively.  While amiodarone is generally regarded to be the most effective agent for preventing POAF, it is reserved as a second-line agent because of an associated risk for potentially severe systemic adverse reactions such as thyroid, pulmonary and hepatic toxicity.  Although not specifically approved for this indication, amiodarone is commonly used to treat POAF and multiple studies employing systemic administration of amiodarone have demonstrated its effectiveness in preventing POAF.

Based on the lack of any approved therapies and the high morbidity and mortality and burden of illness associated with POAF, we believe this represents a major unmet medical need that requires new therapies to improve outcome of cardiothoracic surgery patients.

Our Solution: EG-1965

EG-1965, which utilizes our Precisa development platform containing amiodarone, is being developed for the potential prevention of POAF following cardiothoracic surgeries.  EG-1965 is designed to be applied directly to the atrial myocardium and to release amiodarone to maintain therapeutic concentrations in the myocardium for up to seven days, sufficient to cover the period of highest risk for developing POAF.

The active pharmaceutical ingredient for EG-1965 is amiodarone. Amiodarone has been in clinical use in the US for over 30 years and in EU for over 50 years. The pharmacology of amiodarone has been exhaustively described.

We believe that sustained, local delivery of amiodarone directly to the target tissue (atrial myocardium) by EG-1965 provides a number of significant benefits versus systemic administration, including:

●
Total dose of amiodarone in EG-1965 will be associated with very low circulating amiodarone concentrations near or below the lower limits of detection, thus virtually eliminating exposure of off-target tissues to potentially toxic concentrations of drug;

●	Minimal or no interference with hepatic metabolism or transport of drugs cleared via CYP3A4, CYP2C8 or P-gp transporter mechanisms; and

●
Effective local steady-state concentrations achieved with a single administration within hours and maintained over an appropriate/clinically relevant time period, without a loading dose, instead of the days required for systemic administration.

Clinical Development

The overall objective for EG-1965 is to establish it as an effective and safe treatment for preventing POAF in patients who have undergone cardiothoracic surgeries. In 2018, we intend to complete formulation development activities and commence pre-clinical studies of EG-1965.  Based on the results of those studies, we may submit an IND for EG-1965 in 2019.

Commercial Strategy

Patients undergoing cardiothoracic surgery who are at risk for POAF are treated in the hospital by the cardiothoracic surgeon. Because both EG-1962 and EG-1965 are hospital-based products, we anticipate overlap in our sales force call points between the two, if both are approved.   Since more hospitals perform cardiothoracic surgery than treat aneurysmal subarachnoid hemorrhage, we plan to increase the size of our sales force to commercialize EG-1965, if both it and EG-1962 are approved. We may selectively partner with third parties to commercialize our products in regions outside of the United States and Canada.

Our Precisa Development Platform

Overview

Precisa is our proprietary, programmable, biodegradable polymer-based development platform. Our Precisa platform’s proprietary nature stems from the use of our technology, know-how and trade secrets and those of our commercial partners. The Precisa platform is programmable in that it allows us to systematically vary the physical and chemical properties of formulations, such as size, shape and surface properties, as well as the type and mix of components of the formulation, in order to obtain the desired release kinetics of a specified therapeutic. For example, technology, know-how and trade secrets to which we have rights have resulted in the development of EG-1962, a formulation that is designed to utilize biodegradable PLGA microparticles to deliver a desired dose of nimodipine to the brain to improve patient outcomes following aSAH.

Page | 17

Index
The Precisa development platform allows us to create polymer-based therapeutics that we believe are capable of delivering therapeutics directly to the site of injury to potentially avoid serious systemic side effects often associated with oral or intravenous delivery and to potentially enable high and sustained drug exposure with only a single dose at the initial time of procedural or surgical intervention.

Rational Design. Once we have identified an unmet clinical condition and identified several therapeutics that may have activity against this condition, we intend to engineer multiple types of polymer-based formulations and systematically vary physical and chemical properties, such as particle size, surface properties, dose level and release profile, using an established process. We program our Precisa platform to achieve an initial and sustained release rate with effective targeting (based on form) for a particular administration given the organ or tissue target. We believe that this development platform allows us to advance a new product candidate from concept to preclinical testing in an expedited manner.

Targeted Delivery. We use our Precisa platform to design our product candidates based on specific physical and chemical properties (size, shape, surface area) that allow for one-time administration at or near the targeted injured organ or tissue. The diagram below depicts the specific form of Precisa microparticles containing nimodipine (EG-1962) that are approximately 65 microns in diameter, which is small enough to allow easy administration through an EVD, yet large enough to prevent macrophages from carrying the microparticles away from the site of injury.

Controlled and sustained drug exposure. We program our Precisa platform with a specific blend of one or more polymers in order to obtain the desired release profile of the selected therapeutic agent. This is accomplished by immersing the specified therapeutic agent in a matrix of one or more clinically-acceptable, biodegradable and biocompatible polymers. The polymeric foundation of EG-1962 is PLGA, the polymer in dissolvable sutures that has been used since the 1970’s. PLGA is biodegradable, has minimal toxicity in humans, even when used intracranially, and is one of the few matrix delivery systems where drug release can be sustained over weeks. EG-1962 is designed so that, upon administration, the therapeutic agent that is on the surface of the polymer is released to provide high early concentrations of such therapeutic agent. Subsequently, the therapeutic agent dispersed throughout the microparticle begins to diffuse through the polymer-based matrix and the polymer breaks down into lactic acid and glycolic acid, compounds naturally found in the body, in order to deliver the therapeutic with the desired release profile.

Page | 18

Index
Selection of Therapeutic

We believe that we can use our Precisa development platform to incorporate therapeutics with a wide range of physicochemical properties such as small molecules and proteins. We have demonstrated in preclinical and clinical studies that nimodipine, an L-type calcium channel antagonist, manufactured into a polymer-based microparticle and suspended in diluent of sodium hyaluronate, provided differentiated pharmacokinetics. We are also using our Precisa development platform to formulate both EG-1964 and EG-1965.

Intellectual Property

The protection of our product candidates, our manufacturing methods, delivery systems and patient treatment protocols, and associated trade secrets and know-how are important to our business. We have sought patent protection in the United States and internationally relating to EG-1962, our lead product candidate, a microparticulate formulation of nimodipine; EG-1964, which utilizes our Precisa development platform containing aprotinin; and EG-1965, which utilizes our Precisa development platform containing amiodarone. Our policy is to seek, maintain and defend patent rights, whether developed internally or in-licensed, and to protect technologies, improvements and trade secrets that may be important to our business.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in granting a patent. However, the term of a United States patent may be shortened, if the patent term for a patent is terminally disclaimed by its owner, over another patent.

Patent Rights Associated with EG-1962

We wholly-own one issued U.S. patent (expected to expire in 2029 if all maintenance fees are paid) directed to a method of treating a cerebral vasospasm in a human by administering a pharmaceutical composition via surgical injection into the subarachnoid space in a cistern closest to a cerebral artery at risk for vasospasm. We also have been granted patent protection for this invention in Australia (three patents granted), Canada, China, Israel, Japan, Korea (three patents granted), New Zealand (two patents granted) and Singapore.  We are seeking patent protection in China, Europe and Hong Kong.

We have a wholly-owned U.S. patent application directed to a method of treating, and a microparticulate delivery system for treating, a delayed complication associated with brain injury where the brain injury includes interruption of at least one cerebral artery.  Patent protection for this invention has been granted in Australia, Europe, Japan, New Zealand, Russia, Singapore, and the United Kingdom; a notice of allowance has issued in Israel.  Patent protection is pending in Brazil, Canada, China (two applications), Hong Kong, and Korea.

We also have a wholly-owned U.S. patent (expected to expire in 2029 if all maintenance fees are paid) claiming a method of treating a cerebral artery in the subarachnoid space of a human at risk of interruption due to a brain injury by administering locally a microparticulate composition into a cerebral ventricle.  A related patent application claiming the composition is pending in the United States.  Patent protection for these inventions has been granted in China, Europe, New Zealand (two patents), Russia, and Singapore.  We have received a notice of allowance in Australia.  Further, we are seeking patent protection for these inventions in Brazil, Canada, Hong Kong, Israel, Japan (two applications pending), Korea and the United Kingdom.

We have two wholly-owned U.S. patent applications directed to (i) a sustained release microparticulate composition having particular release kinetics of the therapeutic agent dispersed in the composition that can be administered intracisterally, intraventricularly, or intrathecally and (ii) a method for treating a cerebral artery at risk of interruption due to a subarachnoid hemorrhage in a human by administering such microparticulate composition.  This application has been granted in New Zealand.  We are also seeking patent protection for these inventions in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Russia, and the United Kingdom.

Page | 19

Index
We wholly own one pending U.S. application and one international PCT application directed to site-specific microparticulate pharmaceutical formulations comprising (a) a therapeutic amount of an L-type voltage-gated calcium channel antagonist; (b) a poly(DL-lactide-co-glycolide) (PLGA) polymer comprising from 25% to 50% glycolide; and (c) less than 5% hyaluronic acid, wherein the microparticles of the formulation are characterized by a particle size from about 20 μm to about 125 μm; (ii) a drug load of from about 50% to about 70%; (iii) sustained release; and (iv) at least 99% purity, and their use for treating a delayed complication of a brain injury associated with interruption of a cerebral artery comprising a delayed cerebral ischemia that is effective to reduce incidence of poor clinical outcome. The 30 month date for the PCT application to enter the national stage is October 7, 2018.

In addition to the foregoing, we have used our Precisa development platform, in collaboration with Evonik Industries, or Evonik, to seek to develop pharmaceutical compositions that contain particular polymorphic forms of nimodipine. Based on the collaboration, we co-own, together with Evonik, two issued U.S. patents claiming a process for producing microparticles encapsulating a particular polymorphic form of nimodipine, a semisolid delivery system containing microparticles comprising the particular polymorphic form of nimodipine, and a method of treating a cerebral artery in a subarachnoid space at risk of interruption due to a brain injury using such a delivery system. These patents are expected to expire in 2033 if all maintenance fees are paid. We also co-own, with Evonik, related patents granted in Australia and Canada, and a patent application that has received a notice of allowance in Korea, as well as patent applications pending in Brazil, China, Europe, Hong Kong, India, Israel, Japan, Russia, Singapore, and the United Kingdom relating to these technologies. The issued U.S. patents cover the microparticulate formulation used in the NEWTON study.  Evonik, as successor to SurModics Pharmaceuticals, Inc., or SurModics, under our license agreement initially with SurModics, has granted us an exclusive, field-restricted, worldwide, royalty-bearing license under its patent rights together with enforcement rights against infringers, all pursuant to our license agreement with Evonik relating to the co-owned patent rights. The Evonik license agreement is discussed in more detail below.

We have two pending U.S. patent applications claiming a scalable process for producing microparticles encapsulating a particular polymorphic form of nimodipine (different from the form described in the applications co-owned with Evonik), a composition formulated for delivery by injection using this form of nimodipine, a micronized version of such composition, and a method of reducing the severity or incidence of delayed complications associated with a brain injury by administering the composition locally either intraventricularly, intracisternally, or intrathecally.  An international patent application has been filed covering the inventions claimed.

We also have one U.S. and 11 foreign applications pending that claim a method for at least one adverse consequence of an eye disease comprising abnormal intraocular pressure, retinal vascular disease and retinal ganglion cell death in order to reduce visual loss in a human subject in need thereof comprising administering a therapeutic amount of a flowable microparticulate pharmaceutical composition intraocularly to a site of delivery selected from the group consisting of a vitreous humor of the eye, an aqueous humor of the eye, and or both.

Patent Rights Associated with EG-1964

With respect to EG-1964, we wholly-own one issued U.S. patent (scheduled to expire in 2031 if all maintenance fees are paid) directed to a method of treating hematoma expansion or recurrent bleeding resulting from a hemorrhagic condition (e.g., cSDH) by administering a pharmaceutical composition comprising an anti-fibrinolytic agent (e.g., aprotinin). We also have a pending U.S. patent application where we are pursuing claims to a pharmaceutical composition containing an anti-fibrinolytic agent. Patents have been granted in Australia (two patents, one notice of allowance), Japan, New Zealand, and Singapore.  We are also seeking additional patent protection in Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Singapore, Russia, and the United Kingdom.

Patent Rights Associated with EG-1965

With respect to EG-1965, we have filed a U.S. non-provisional patent application directed to (i) a malleable drug delivery system comprising a particulate formulation, containing an anti-arrhythmic agent, that is characterized by its ability to contact, adhere to, and/or conform to the tissue surface susceptible to atrial fibrillation, and (ii) a method for reducing atrial fibrillation by using such delivery system. We expect to file additional patent applications in other countries and regions at the appropriate time.

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

Page | 20

Index
License Agreement with Evonik

In October 2010, we entered into a license agreement with SurModics, the predecessor to Evonik (the “Evonik Agreement”). Under the Evonik Agreement, we have an exclusive (even as to Evonik), worldwide, sublicensable and royalty-bearing license under certain Evonik patent rights (including patent rights jointly owned with Edge, the Evonik rights of which are exclusively licensed back to Edge) and know-how to develop, make, have made, use offer for sale, sell, export and import one or more specified active agents, including nimodipine, in a proprietary polymer-based formulation for intracranial delivery to prevent or treat delayed complications following intracranial hemorrhage.  Depending on the manufacturing process we use, EG-1962 may be covered by Evonik patent rights (including patent rights jointly owned with Edge, the Evonik rights of which are exclusively licensed back to Edge) and/or covered by Evonik know-how.

Under the terms of the Evonik Agreement, in connection with EG-1962, we may be obligated to make milestone payments totaling $14.75 million.  We made an initial upfront payment to Evonik upon execution of the Evonik Agreement in 2010, and made a second milestone payment in July 2016. We are obligated to make additional milestone payments upon achievement of certain development, regulatory and commercial milestone events for each product covered by the Evonik Agreement (an “Evonik Licensed Product”).  In addition, we are obligated to pay a mid-single-digit percentage on net sales of Evonik Licensed Products, subject to reduction for certain specified circumstances. Our royalty obligations for each Evonik Licensed Product will continue, on a country by country basis, for the longer of twelve years from the first commercial sale of the Evonik Licensed Product if there is no valid claim that covers the manufacture, use or sale of the Product, or the period of time during which the manufacture, use or sale of the Evonik Licensed Product is covered by a valid claim of a licensed Evonik patent. In addition, we agreed to pay Evonik 15% of any consideration received from a sublicense of the licensed Evonik intellectual property rights, which does not include any royalties on sales, funds received for research and development or proceeds from any equity or debt investment.

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

We also have certain manufacturing licenses from Oakwood Laboratories, L.L.C., as described below.

Manufacturing

Product candidates using our Precisa development platform are manufactured using a single-step emulsion process with well-defined and reproducible operations. We do not own or operate current Good Manufacturing Practice, or cGMP, compliant manufacturing facilities for the production of any of our product candidates and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third party contract manufacturing organizations, or CMOs, to produce the amounts of our product candidates necessary for our preclinical research, clinical studies, and planned commercial activities. As part of the manufacture and design process for our product candidates, we rely on internal, scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third party manufacturers. We currently employ highly qualified internal manufacturing and quality assurance resources to manage our manufacturing contractors.

Oakwood Amended and Restated Master Formulation Development Agreement

In June 2017, we entered into an Amended and Restated Master Formulation Development Agreement (the “Restated Development Agreement”) with Oakwood Laboratories, L.L.C. (“Oakwood”), pursuant to which Oakwood will continue to provide us with certain drug formulation development and non-commercial manufacturing services for EG-1962, in accordance with project plans to be entered into from time to time.  Oakwood is currently performing process engineering, optimization and other scale up activities for us and is currently the sole manufacturer of EG-1962 used in Edge’s ongoing NEWTON 2 Phase 3 pivotal study for EG-1962.

Under the Restated Development Agreement, we agreed to pay Oakwood to perform services under agreed upon project plans and to pay Oakwood up to an aggregate of $4.5 million.  In July 2017, we paid $1.5 million of such aggregate amount in connection with entering into the Restated Development Agreement.  Of the remaining $3.0 million of such aggregate amount, $0.5 million is payable no later than April 1, 2018 and $2.5 million is payable no later than April 1, 2019.   These remaining payments may be accelerated if: (i) we achieve various regulatory milestones, (ii) we close an equity or similar financing in excess of a predetermined amount, or (iii) there is an early termination, under certain circumstances, of the Restated Development Agreement or the Supply Agreement with Oakwood.

Page | 21

Index
As additional consideration for performance under the Restated Development Agreement and the Supply Agreement (as defined below), we agreed to pay Oakwood a royalty, during the Royalty Term, in an amount equal to a low single digit percentage of net sales of EG-1962, regardless of the manufacturer or supplier thereof.  The “Royalty Term” is the period commencing upon the commercial launch of EG-1962 by the Company and continuing until twelve (12) years following such launch.

The term of the Restated Development Agreement continues until the expiration or termination of the Supply Agreement, unless earlier terminated (the “Term”).  We have the right to terminate project plans upon the occurrence of various circumstances described in the Restated Development Agreement.  In the event that we terminate the most recent project plan prior to completion (including due to our decision to discontinue the development or commercialization of EG-1962), we must pay to Oakwood a termination fee.  Either party has the right to terminate the Restated Development Agreement upon sixty (60) days written notice for failure by the other party to cure a material breach during the applicable cure period.  We can terminate the Restated Development Agreement immediately upon notice to Oakwood if Oakwood’s annual financial audit report required to be provided to us contains any going concern or similar qualification or if Oakwood fails to maintain a pre-determined working capital ratio.  Either party may also terminate the Restated Development Agreement immediately in the event of certain failures with regard to validation of the manufacturing process and other specified regulatory failures.

Oakwood Manufacturing and Supply Agreement

Concurrent with our entry into the Restated Development Agreement, in June 2017, we entered into a Manufacturing and Supply Agreement with Oakwood (the “Supply Agreement”), pursuant to which Oakwood will manufacture and supply, and we will purchase from Oakwood, EG-1962 in commercial quantities following the commercial launch of the product.

Pursuant to the Supply Agreement, the price per unit of EG-1962 to be purchased by us is based on the expected commercially usable units per batch.  In addition, we have agreed to pay Oakwood milestone payments that could total up to an aggregate of $2.25 million upon the achievement of certain development and regulatory milestones.

We will have no minimum order requirement under the Supply Agreement until the third (3rd) year following commercial launch of EG-1962.  Beginning in the third year following commercial launch and continuing until the fifth year following commercial launch, we will be required to (x) order, at a minimum, the greater of (a) five (5) batches and (b) fifty percent (50%) of the aggregate vials of EG-1962 purchased by us from all sources in such year (such greater amount being the “Minimum Order Commitment”) or (y) pay a catch-up price to Oakwood based on the amount of EG-1962 actually ordered by us during the applicable time period.

The term of the Supply Agreement will continue (unless earlier terminated) until three (3) years following commercial launch of EG-1962. Thereafter, the Supply Agreement will automatically renew for additional two (2)-year periods unless we provide notice of non-renewal at least twelve (12) months prior to the end of the then-current term.  The Supply Agreement will also terminate automatically upon the termination of the Restated Development Agreement for any reason.  Following the first anniversary of the commercial launch of EG-1962, either party may terminate upon two (2) years written notice.  Further, either party may terminate the Supply Agreement upon a material breach by the other party that fails to be cured in the applicable cure period.

We may terminate the Supply Agreement immediately upon notice to Oakwood in the event that (a) any regulatory authority requires or causes the withdrawal of EG-1962 from the market or (b) we cease to develop or commercialize EG-1962; provided, that in the latter case of termination prior to completion of the most recent project plan attached to the Restated Development Agreement, we must pay to Oakwood a termination fee.

Other Third Party Manufacturers

EG-1962 is a polymer-based microparticle containing nimodipine suspended in a diluent of sodium hyaluronate.  We have entered into long-term supply agreements with separate companies that provide polymer, nimodipine and sodium hyaluronate to ensure access to drug substance, diluent and EG-1962 microparticles for commercial supply purposes.  We currently have access to sufficient drug substance of EG-1965 for formulation and our planned pre-clinical studies and are in the process of developing cGMP product for EG-1965 acceptable for use in future clinical studies.

Page | 22

Index
Competition

Generally, our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We may face competition from a number of sources, including pharmaceutical and biotechnology companies, drug delivery companies and academic and research institutions. Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Consequently, our competitors may develop products for the treatment of indications we are pursuing or may pursue in the future, and such competitors' products may be more effective, better tolerated or less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical study sites and patient enrollment in clinical studies.

To our knowledge, there is limited competition and are limited product candidates under development to improve patient outcomes after aSAH in the current marketplace. In the United States, only oral forms (gelcaps or solution) of nimodipine are approved for marketing for aSAH.  We are aware that Grace Therapeutics, LLC, or Grace Therapeutics, has announced that it plans to submit an NDA for an intravenous infusion form of nimodipine in the first half of 2018 and that Idorsia Ltd. has announced that it expects to initiate a Phase 3 study evaluating the safety and efficacy of clazosentan in an aSAH population enriched for the risk of cerebral vasospasm in 2018.  In addition, in the United States, sodium nitrite has been tested by Hope Pharmaceuticals, Inc., or Hope Pharmaceuticals, in a Phase 2 trial in 19 patients.  In 2017, Hope Pharmaceuticals terminated an additional Phase 2 trial after enrolling 6 patients.

In Europe, both intravenous and oral forms of nimodipine are available. In Japan and some parts of Asia, fasudil (Eril ®) and ozagrel (a thromboxane synthetase inhibitor, known by various brand names) are available.

Government Regulation

Government authorities in the United States, at the federal, state and local levels, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products.  Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FD&C Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record-keeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of certain preclinical tests must comply with federal regulations and requirements, including good laboratory practice, or GLP, and good manufacturing practice, or GMP, requirements. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither raised objections on nor placed the IND on hold within this 30-day period, the clinical study(ies) proposed in the IND may begin.

Clinical studies generally involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical studies must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, requirements, which are a collection of FDA and international standards meant to protect the rights, health and safety of patients, and to define the roles of sponsors, administrators, and monitors, as well as ensure data integrity; and (iii) under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

Satisfaction of FDA pre-market development requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

The submission of an NDA is required to introduce a new drug product into the U.S. market.  It is the responsibility of the company seeking to market a drug to test it and submit evidence that it is safe and effective for the proposed labeled indication and population. The FDA and their scientists reviews the sponsor's NDA containing the data and proposed labeling.

Page | 23

Index
The goals of the NDA are to provide enough information to permit an FDA reviewer to reach the following key decisions:

●	Whether the drug is safe and effective in its intended use(s), and whether the benefits of the drug outweigh the risks.

●	Whether the drug's proposed labeling (package insert) is appropriate, and what it should contain.

●	Whether the methods used in manufacturing the drug and the controls used to maintain the drug's quality are adequate to preserve the drug's identity, strength, quality, and purity.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of an NDA. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to an application for a drug that treats a serious condition and that the FDA determines, if approved, would provide a significant improvement in safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. The review process may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

In assessing whether to approve an NDA, the FDA may request advice from an advisory committee.  Advisory committees provide independent advice and recommendations to the FDA on scientific and technical matters related to the development and evaluation of products regulated by the FDA.  Committee members are scientific experts such as physician-researchers and statisticians, and, on an ad hoc basis, may also include representatives of the public, including patients.  Although the committees provide recommendations to the FDA, final decisions are made by FDA.

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

Page | 24

Index
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

A surrogate endpoint used for accelerated approval is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure, that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Likewise, an intermediate clinical endpoint is a measure of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on irreversible morbidity and mortality, or IMM.

The FDA bases its decision on whether to accept the proposed surrogate or intermediate clinical endpoint on the scientific support for that endpoint. Studies that demonstrate a drug’s effect on a surrogate or intermediate clinical endpoint must be “adequate and well controlled” as required by the FD&C Act.

Using surrogate or intermediate clinical endpoints can save valuable time in the drug approval process. The drug company will still need to conduct studies to confirm that the surrogate or intermediate endpoint actually predicts the clinical benefit. These studies are known as Phase 4 confirmatory trials.

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

Breakthrough therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint. For the purposes of this designation, clinically significant endpoint generally refers to an endpoint that measures an effect on irreversible morbidity or mortality or on symptoms that represent serious consequences of the disease. A drug that receives this designation is eligible for all Fast Track designation features, and intensive guidance on an efficient drug development program, including a commitment for FDA senior managers' involvement.

Additional measures intended to expedite drug product development and review were also included in the recently enacted 21st Century Cures Act, or the Cures Act.  Signed into law on December 13, 2016, the Cures Act includes several provisions intended to enhance and accelerate the FDA’s processes for reviewing and approving new drugs and supplements to approved NDAs. These include, but are not limited to, provisions that (i) require FDA to establish a program to evaluate the potential use of real world evidence to help to support the approval of a new indication for an approved drug and to help to support or satisfy post-approval study requirements, (ii) require FDA to issue guidance for purposes of assisting sponsors in incorporating complex adaptive and other novel trial designs into proposed clinical protocols and applications for new drugs, and (iii) provide that FDA may rely upon qualified data summaries to support the approval of a supplemental application with respect to a qualified indication for an already approved drug.

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

In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the FDA inspects manufacturing facilities to assess compliance with cGMP. Submission of a NDA would further expose our CMOs to a focused pre-approval inspection by the FDA or other regulatory health authority.  Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality assurance to maintain compliance with cGMP. Regulatory authorities may take regulatory action (e.g. Warning Letter, Consent Decree, Import Alert, etc.) if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Page | 25

Index
The Hatch-Waxman Amendments to the FD&C Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing based on in vitro studies and/or human clinical studies, ANDA applicants are not required to conduct, or submit results of, additional pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Some ANDA applicants may apply for and be granted a waiver for the requirement to conduct in vivo bioequivalence studies. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and, subject to state laws, can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Page | 26

Index
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

In addition, as FDA has interpreted the Orphan Drug Act, even if a previously approved same drug does not have unexpired orphan exclusivity, while a demonstration of clinical superiority is not required for a subsequent orphan-designated drug to obtain marketing approval, a demonstration of clinical superiority is required for the subsequent orphan-designated same drug to be awarded a 7-year period of orphan exclusivity upon marketing approval. In recent years, there have been multiple legal challenges to this FDA interpretation, and in August 2017, Congress amended the orphan drug provisions of the FD&C Act through enactment of the FDA Reauthorization Act of 2017 to codify FDA’s longstanding interpretation. Section 527 of the FD&C Act now expressly provides that if a sponsor of a drug that is designated as an orphan drug and is otherwise the same as an already approved drug is seeking exclusive approval for the same rare disease or condition as the already approved drug, FDA shall require such sponsor, as a condition of such exclusive approval, to demonstrate that such drug is clinically superior to any already approved or licensed drug that is the same drug.

Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.  Edge has received orphan drug designation for EG-1962 for the treatment of subarachnoid hemorrhage.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Recently, FDASIA amended the FD&C Act to require that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical studies, and/or other clinical development programs. Since EG-1962 has been granted orphan drug designation by the FDA Office of Orphan Product Development, or OOPD, it is exempt from the requirements of the PREA.

Page | 27

Index
The Best Pharmaceuticals for Children Act amended the FD&C Act to provide NDA holders a six-month extension of any exclusivity–patent or non-patent–for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies as outlined in the FD&C Act, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Similar requirements apply under the European Union Clinical Trials Directive.  Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. The European Union Clinical Trials Regulation which comes into force in 2018 will broaden the information that will be publicly available to include all information submitted in the clinical trial application and during the assessment procedure with the exception of information that falls within specific categories. In a rule issued on September 16, 2016 that went into effect on January 18, 2017, the Department of Health and Human Services, or HHS, clarified and expanded the clinical trial reporting requirements.  The rule broadens the submission of additional registration and summary results information, and sets forth legal consequences for non-compliance.  Notably, unless a waiver is granted, the rule requires submission of results information for studies not only where a drug is approved by the FDA, but also where a drug is unapproved, regardless of whether FDA approval is or will be sought.  Although prior to enactment of the rule, disclosure of results for trials of unapproved drugs could be delayed until approval, the new rule generally limits the allowable delay period for results information submission for applicable clinical trials of unapproved drugs to two years after the submission of a certification (i.e., up to a total of three years after the primary completion date).  Thus, for the first time, extensive results information must be posted even for drugs that do not make it to market.  Competitors may use this publicly available information to gain knowledge regarding the progress of development programs or to request detailed records from FDA under the Freedom of Information Act.

In January 2018, FDA initiated a pilot program to evaluate whether disclosing certain information included within clinical study reports (CSRs) for pivotal studies for approximately nine NDAs improves public access to drug approval information. As part of this pilot, FDA plans to post on their website the parts of the CSRs that were most important to the FDA’s assessment of the safety and efficacy of the drug. Once the pilot program is complete, FDA will seek public feedback on further steps.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we may obtain regulatory approval. In the United States, sales of any products for which we receive regulatory approval for commercial sale will depend in large part on the availability of coverage and reimbursement from third party payors. Third party payors include Federal and State healthcare programs, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product and the patient or hospital cost-sharing amount. Third party payors or hospitals may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that adequate reimbursement will be provided for the product. In addition, we expect that our products may be used primarily in the inpatient hospital setting; products that are used in the inpatient hospital setting may be reimbursed by payors through a fixed payment for the hospital stay, or a similar type of “bundled” or “capitated” payment, that does not include a separate charge for drugs provided to the patient, which can discourage hospitals from furnishing higher-cost drugs to inpatients in some cases.  While mechanisms such as stop loss payments, New Technology Add on Payments (NTAP), and outlier payments exist to allow hospitals to seek additional reimbursement from payers, it is not guaranteed that adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain adequate use, coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third party payors do not consider a product to be cost-effective compared to other available therapies, they may cover the product after approval as a benefit under their plans or, if they do, may only provide coverage at a reduced price or under severe restrictions on the types of patients they choose to use the product.

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

Page | 28

Index
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

Starting in 2014, the Affordable Care Act also expanded health insurance coverage to many previously uninsured Americans, through a combination of federal subsidies for lower-income people who enrolled in health plans through health insurance Exchanges and enabling States to expand Medicaid eligibility with the federal government paying a high share of the cost.  President Trump and Congressional leaders have expressed interest in repealing these Affordable Care Act provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. There have been several U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In December 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which includes a repeal of the individual mandate under the Affordable Care Act. Additionally, in October 2017, President Trump signed an Executive Order directing federal agencies to review regulations applicable to association health plans and short-term health insurance, and announced that the administration would halt federal subsidies to insurance plans under the Affordable Care Act. It is possible that other repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage and/or in individuals having insurance coverage that provides less generous benefits.

Pharmaceutical companies are increasingly entering into agreements with US payers for "risk-based" or "outcomes-based" pricing contracts for novel, premium-priced pharmaceutical products.  By the time EG-1962 is launched, these innovative pricing approaches may be expected as a means of obtaining use, coverage and reimbursement of the product, and may be incorporated into Edge's strategy to market the product to provide benefit to the greatest number of patients.

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

●
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payers that are false or fraudulent;

●
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●
the federal transparency laws, including the federal Physician Payment Sunshine Act, that requires drug manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals;

●
HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

Page | 29

Index
●
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

●
state price transparency laws, such as the California state law requiring pharmaceutical manufacturers to report certain price increases, signed into law October 2017 by California Governor Jerry Brown.

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

The False Claims Act, or FCA, prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including biological products, that are false or fraudulent. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the FCA is a civil statute, conduct that results in a FCA violation may also implicate various federal criminal statutes. In addition, private individuals have the ability to bring actions under the FCA and certain states have enacted laws modeled after the FCA.

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, or PPACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

●
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

●
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

Page | 30

Index
●
Effective in 2011, the PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

●
Effective in 2011, the PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

●
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

●
As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

●
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

●
The PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been appropriated to support the mission of the Center for Medicare and Medicaid Innovation in perpetuity.

European Union Regulatory Controls

In the EU, our future products may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from a competent regulatory agency has been obtained.

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

The EU clinical trials legislation is currently undergoing a revision process mainly aimed at harmonizing and streamlining the clinical trials authorization process, simplifying adverse event reporting procedures, improving the supervision of clinical trials, and increasing their transparency. The Clinical Trials Regulation EU No 536/2014 is estimated to enter into application during 2019 following determination of the full functionality of the EU clinical trials portal and database.

In the EU, pediatric data or an approved Pediatric Investigation Plan, or PIP, is required to have been approved by the EMA prior to submission of a marketing authorization application to the EMA. In most EU countries, we are also required to have an approved PIP before we can begin enrolling pediatric patients in a clinical trial. In early 2017, we submitted a PIP application in which we requested a waiver of conducting pediatric studies for EG-1962. On June 7, 2017, the European Medicines Agency granted a product specific waiver from conducting pediatric clinical studies for EG-1962 for the treatment of aSAH in all subsets of the pediatric population on the basis that the product does not represent a significant therapeutic benefit as clinical studies are not feasible for the pediatric population.

Page | 31

Index
European Union Drug Review and Approval

In the European Economic Area, or EEA, (which is comprised of 28 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations: the Community MA and National MA.

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as medicinal products derived from biotechnology processes, orphan medicinal products, and medicinal products containing an active substance authorized in the EEA after May 20, 2004 and which are intended for the treatment of HIV/AIDS, cancer, neurodegenerative disorders, diabetes, or for autoimmune or viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA for indications other than those already stated before May 20, 2004, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.  National MAs, which are issued by the competent authorities of the Member States of the EEA and cover marketing in their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.  For assessment of an MA submitted via the Centralized Procedure, the EMA is responsible for the validation and scientific evaluation of the application.  The EMA's CHMP carries out a scientific assessment of the application and give a recommendation on whether the medicine should be authorized or not. A favorable opinion is accompanied by a draft summary of the product's characteristics, the package leaflet, and the proposed text for the packaging.  The time limit for the evaluation procedure is 210 days, subject to extensions if additional questions need to be addressed. Within 15 days of the EMA adopting a positive opinion on the MA, the EMA will forward its opinion to the European Commission to start the decision-making phase. The adoption of the decision should take place within approximately 67 days of the opinion of the EMA. The decision with legally binding effect is subsequently published in the Community Register.  An MA is initially valid for five years, subject to its renewal. Applications for renewal must be made to the EMA at least six months before the five-year period expires.

European Union New Chemical Entity Exclusivity

In the EU, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data protection/exclusivity upon marketing authorization and an additional two years of market protection/exclusivity. This data exclusivity, if granted, prevents generic product applicants from referencing the innovator’s dossier in a generic application for eight years, after which a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but an approved generic product may not be placed on the market for a further two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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
Page | 32

Index
Under EU law, before the marketing authorization is granted, the EMA’s Committee for Orphan Medicinal Products is required to re-assess whether the criteria for orphan designation are still met. Otherwise, the orphan designation can be removed from the Community Register. If the orphan designation is maintained, the orphan medicinal product will benefit from 10 years of orphan market exclusivity which can be extended to 12 years following completion of the agreed studies in a pediatric investigation plan.

In EU member states, nimodipine has been approved for administration orally in tablet form and intravenously by injection. EG-1962 has been granted an orphan designation in the EU for the treatment of aSAH.

The Potential U.K. Exit from the European Union as a Result of the June 2016 U.K. Referendum.

In June 2016, the U.K. affirmatively voted in a non-binding referendum advising the U.K. to exit from the European Union, commonly referred to as “Brexit”. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU. The formal notification triggered procedure set out in Article 50 of the Lisbon Treaty to begin the two-year negotiation process to conclude an agreement between the U.K. and the EU setting out the arrangements for the U.K.’s withdrawal, taking account of the framework for establishing the U.K.’s future relationship with the EU. The agreement must be concluded on behalf of the EU by the European Council acting by a qualified majority, after obtaining the consent of the European Parliament.

There is uncertainty about the terms of the final agreement and the framework for the future relationship between the U.K. and the EU. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate, and could have a material impact on its economy and the future growth of its various industries. In particular, there is uncertainty about whether the U.K. will continue to be within the single market and customs union for goods and services to be moved freely within the EU. This may impact whether goods including pharmaceutical products manufactured and/or imported into the U.K. from outside of the EU could continue to access the EU market. There is also uncertainty about whether marketing authorizations granted respectively in the U.K. and the EU would be mutually recognized following the U.K. leaves the EU.

Regulation Outside the EU

For other countries outside of the EU and the United States, such as Canada, or countries in Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Employees

As of December 31, 2017, we had 38 full-time employees, of whom six hold Ph.D. degrees, one holds an M.D. degree and one holds a D.O. degree. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.

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

Our principal executive offices are located at 300 Connell Drive, Suite 4000, Berkeley Heights, NJ 07922, and our telephone number is (800) 208-3343.

You may find on our website (http://www.edgetherapeutics.com) electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the Securities and Exchange Commission, or SEC. Our current charters for our audit, compensation, and nominating and corporate governance committees and our Code of Ethics are available on our website as well. Any waiver of our Code of Ethics may be made only by our Board of Directors.

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

Page | 33

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

We depend almost entirely on the potential success of one product candidate, EG-1962, which is in Phase 3 clinical development. We cannot be certain that we will be able to successfully develop or obtain regulatory approval for EG-1962 or any other product candidate.

We currently have only one late stage product candidate, EG-1962, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. EG-1962 will require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence its commercialization. Our only other product candidates, EG-1964 and EG-1965, are still in pre-clinical development. The clinical studies of our product candidates are and will be, and the manufacturing and marketing of our product candidates are and will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to investigate and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones.  For example, for EG-1962, these include:

●	providing adequate and well-controlled data that the product candidate is safe and effective and shows a significant benefit over the active comparator in patients for the intended indication;

●	demonstrating that the product candidate formulation is reproducible and can meet the relevant release specifications for each market we intend to commercialize in; and

●	completing the development and scale-up to permit manufacture of our product candidates in commercial quantities and at acceptable prices.

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

In general, the FDA requires two adequate and well-controlled trials to support approval of an NDA, but in certain circumstances, will approve an NDA based on one adequate and well-controlled trial and confirmatory evidence based on the proposed indication and robustness of data from the single pivotal study.  If successful, we believe the results from our NEWTON 2 Phase 3 clinical study of EG-1962, together with safety and efficacy data from the EG-1962 development program, could form the basis of an NDA submission in the United States using the FDA 505(b)(2) pathway for EG-1962. However, depending upon the outcome of the current program, the FDA and/or other global health authorities may require that we provide additional data, including possibly additional clinical studies, before we can submit a marketing application for EG-1962.

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

Page | 34

Index
Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. We are not permitted to market any of our product candidates in the United States or in other global markets until we receive approval of an NDA from the FDA or the requisite approval from such other global regulatory authorities. The NEWTON 2 study may, if successful, support and form the basis of approval for the global marketing applications for EG-1962.  Successfully completing a Phase 3 clinical study and obtaining approval of an NDA is complex, lengthy, and expensive. The FDA or a comparable foreign regulatory authority may delay, limit or deny approval of EG-1962 for many reasons, including, among others:

●	disagreement with, or disapproval of, the design of, procedures for, or implementation of, our clinical trials;

●	our inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

●
our failure to obtain institutional review board, or IRB, approval or the approval of other reviewing entities, including FDA and comparable foreign regulatory authorities, to conduct a clinical trial at each site;

●	disagreement with the sufficiency of the final content and data included in our marketing application;

●
feedback from the FDA or a comparable foreign regulatory authority, an IRB or DMC, on results from earlier stage or concurrent preclinical and clinical studies, that might require modification to the protocol;

●
decision by the FDA, a comparable foreign regulatory authority, an IRB, or recommendation by the DMC or us to suspend or terminate clinical trials at any time for safety issues or for any other reason;

●	challenges in meeting regulatory requirements to commence clinical trials in countries outside the United States;

●	failure to conduct the trial in accordance with regulatory requirements;

●	failure to demonstrate that EG-1962 provides an overall benefit to risk or significant enough improvement over the comparator in the proposed indication;

●	failure of EG-1962 to demonstrate efficacy at the level of statistical significance required for approval;

●	a negative interpretation of the data from our preclinical studies or clinical trials;

●
deficiencies in the manufacturing processes or failure of third party manufacturing facilities with whom we contract for clinical and commercial supplies to effectively and consistently manufacture product under cGMP;

●	failure to demonstrate adequate and reproducible product stability to support product commercialization;

●	failure of our CMOs to successfully pass a FDA preapproval inspection or similar regulatory inspection prior to commercial approval;

●	failure of Edge and our CMOs to adequately develop and characterize our drug product and/or our active pharmaceutical ingredient;

●	failure to adequately demonstrate process performance qualification prior to product commercialization;

●	inability to validate analytical and microbiological methods consistent with industry and government agency expectations;

●	failure of our CMOs to provide integral data used to compile our regulatory submissions;

●
insufficient data collected from clinical studies of EG-1962, or changes in the approval policies or regulations that render our preclinical and clinical data insufficient to support the submission and filing of a marketing authorization application or to obtain regulatory approval;

●
Failure to overcome the orphan exclusivity of (1) Nymalize, an oral nimodipine solution, for which the FDA granted market exclusivity in 2013 for the orphan-designated aSAH indication for which Nymalize obtained marketing approval or (2) any other drug, such as the orphan-designated nimodipine-based intravenous drug currently under development by Grace Therapeutics, should such drug be considered the same drug as EG-1962, obtain marketing approval for the treatment of aSAH before EG-1962, and obtain orphan exclusivity for that indication. The orphan drug marketing exclusivity for Nymalize expires in May 2020; or

●	changes in governmental regulations or administrative actions.

Page | 35

Index
The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or cause us to abandon the development program. Even if we obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, such approval may be contingent on the performance of costly post-approval clinical trials, or we may not be allowed to include the labeling claims necessary or desirable for the successful commercialization of such product candidate. For instance, it is possible that EG-1962 could be approved but fail to replace nimodipine as the new standard of care for treating patients with an aSAH. In addition, if EG-1962 produces undesirable side effects or safety issues, the FDA may require the establishment of a REMS, including Elements to Ensure Safe Use, which are the most extensive elements of a REMS plan. Additionally, a comparable foreign regulatory authority may require the establishment of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, including with respect to EG-1962. Moreover, an assessment by the DMC to continue to the study at the futility or interim analyses is no indication that the trial will be successful. Due to, among other things, the small sample size of the data we have to date for EG-1962, there can be no assurance that our initial positive results will be indicative of results in future clinical trials with a larger and more diverse patient population and with a double-blind, double dummy trial design, such as our NEWTON 2 Phase 3 study.  Furthermore, there can be no assurance that non-head-to-head analyses (e.g., historical comparisons) will be predictive of future trial results.  Many companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, failure by the study drug to demonstrate sufficiently improved efficacy over a comparator arm, or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trials may not be successful.

The results of clinical trials may not support our product candidate claims.

Even if our clinical studies are completed as planned, we cannot be certain that their results will support our proposed product candidate claims, that the FDA or government authorities in other countries will agree with our conclusions regarding such results, or that the FDA or governmental authorities in other countries will not require additional clinical trials.  The clinical trial process may fail to demonstrate that our product candidates show sufficient improved efficacy compared to standard of care to support approval or commercialization of any product candidate, or that they are safe for humans for indicated uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or prevent the filing of our marketing application with the FDA or other global health authorities and, ultimately, our ability to commercialize our product candidates and generate product revenues.

We may be required to suspend or discontinue clinical trials for a number of reasons, which could preclude approval of any of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. A clinical trial may be suspended or terminated by us, an IRB, the FDA or other regulatory authorities due to a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation of unforeseen safety issues, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or for other business-related reasons. In addition, clinical trials for our product candidates could be suspended due to adverse side effects. Although we are primarily concerned with hypotension in our clinical trials for EG-1962, we may also observe inflammation, infection, unacceptable elevated intracranial pressure or hydrocephalus or other unknown effects resulting from the delivery, in a single administration, of sustained concentrations of nimodipine directly to the site of injury in the brain.  Other drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. We may also voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to patients. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

Page | 36

Index
Preliminary or interim results of a clinical trial are not necessarily predictive of future or final results.

On December 29, 2017, we announced that the DMC recommended that the NEWTON 2 study of EG-1962 continue as planned based on the completion of a pre-planned futility analysis. The DMC made this recommendation after evaluating data from the 90 day follow-up visit of the first 150 patients randomized and treated, as well as the available safety data in the study. A pre-planned interim analysis will be performed following the 90 day outcome assessment of the 210th patient. We expect to complete the NEWTON 2 interim analysis by the end of  April 2018 with an announcement of the results to follow.  Upon completion of this interim analysis, the DMC may recommend continuing enrollment of the study up to 374 completed patients; ending the study early, as efficacy will have been established at a highly statistically significant level at the time of such interim analysis; or discontinuing enrollment of additional patients, but analyzing all currently enrolled and completed patients.  We believe the likelihood that the DMC will recommend that we end the study early is extremely low.  There is no formal futility analysis built into the interim analysis.  However, as per the DMC charter, the DMC may recommend amending or terminating the NEWTON 2 study for safety concerns or  based on a benefit : risk assessment that does not justify additional subject enrollment.  If the DMC does not recommend that we end the study early based on highly positive statistical significance, the study is expected to continue to full data readout, in which case we expect the results of the study to be available in late 2018.

Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications.

Approval of EG-1962 could be more costly and take longer than anticipated as a result of Nymalize’s existing orphan drug exclusivity or any other drug’s orphan drug exclusivity that could delay commercialization of EG-1962.

Regulatory authorities in some jurisdictions, including the US and EU, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. In the EU, a drug may be granted orphan designation if the product is intended to treat a life-threatening or chronically debilitating condition affecting not more than five in 10,000 individuals in the EU or if the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the medicinal product in the EU would generate sufficient return to justify the necessary investment. Furthermore, the sponsor must also establish that there exists no satisfactory authorized method of treatment of the condition or even if such treatment exists, the product will be of significant benefit to those affected by that condition.

In the United States, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication for that time period absent a demonstration of clinical superiority. A similar provision in EU law allows ten years of market exclusivity attaching to the granted marketing authorization during which EEA regulators are not permitted to accept another application for a market approval or accept an application for line-extension for the same therapeutic indication in respect of a similar medicinal product. The ten-year orphan market exclusivity can be extended to a total of twelve years following satisfactory completion of the agreed studies set out in the pediatric investigation plan.

The market exclusivity period can be reduced to six years if at the end of the fifth year of that period, a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that maintenance of the orphan designation and accordingly the marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the FDA subsequently finds that the drug in fact had not been eligible for orphan drug designation at the time of submission of the request. In the EU, the conditions for orphan designation must be confirmed by the EMA and its Committee for Orphan Medicinal Products before market approval is granted. The designated orphan medicinal product will be removed from the Community Registry of Orphan Medicinal Products if the criteria are no longer met.

Page | 37

Index
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

Of relevance to Edge, oral nimodipine (in the form of gelcaps) was approved for the improvement of neurological outcome by reducing the incidence and severity of ischemic deficits in patients with an aSAH in 1988 as Nimotop and subsequently was approved in a generic version in 2007. Nimotop has now been discontinued from marketing, and the FDA has determined that it was not discontinued for safety or effectiveness reasons. In September 2011, OOPD granted Nymalize, an oral nimodipine solution, orphan drug designation for the treatment of subarachnoid hemorrhage.  Subsequently, in May 2013, the FDA approved Nymalize for the treatment of subarachnoid hemorrhage, thereby granting the oral nimodipine solution seven years of marketing exclusivity until May 2020. In order for us to obtain marketing approval for EG-1962 for the same aSAH indication as Nymalize during the period of marketing exclusivity for Nymalize (e.g., up until May 2020) and to obtain orphan drug exclusivity for EG-1962 for the treatment of aSAH at any time, we will need to demonstrate the clinical superiority of EG-1962 to the oral nimodipine solution or demonstrate that EG-1962 is otherwise not the “same drug” as Nymalize as that term is defined in FDA’s Orphan Drug regulations. We intend to demonstrate that EG-1962 is clinically superior to the oral nimodipine solution by demonstrating superiority over oral nimodipine gelcaps and tablets in a head-to-head comparison in our NEWTON 2 Phase 3 study. To the extent the OOPD disagrees that we can demonstrate the clinical superiority of EG-1962 to Nymalize by demonstrating the superiority of EG-1962 to oral nimodipine gelatin capsules (a Nimotop generic) and requires us to include a head-to-head comparison of EG-1962 and Nymalize, our Phase 3 program would be more costly and may take longer than is currently anticipated or we may be required to delay the commercial launch of EG-1962 in the United States until Nymalize’s orphan drug exclusivity expires in May 2020.

In addition, for EG-1962 to be awarded its own 7-year period of orphan drug exclusivity upon approval, FDA could require that Edge demonstrate clinical superiority over both Nimotop and Nymalize, as well as over any other nimodipine same drugs that might obtain marketing approval prior to EG-1962 obtaining marketing approval. Even if we obtain orphan drug exclusivity for a product such as EG-1962, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition or another sponsor’s nimodipine drug product may prove clinically superior to EG-1962.

We are aware that an intravenous drug containing nimodipine is under development by Grace Therapeutics and that Grace Therapeutics has announced it plans to file an NDA on such drug in the first half of 2018.  Grace Therapeutics has received orphan drug designation, but not orphan drug exclusivity, for this drug for the treatment of SAH.  Should Grace Therapeutics’ nimodipine drug be considered the same drug as EG-1962 and Grace Therapeutics obtains marketing approval and orphan drug exclusivity for its drug before EG-1962 is approved, EG-1962 may be delayed from entering the market until seven years after the Grace Therapeutics drug received its orphan drug exclusivity unless Edge is able to demonstrate that EG-1962 is clinically superior to Grace Therapeutics’ drug.

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

If we obtain regulatory approval for a product candidate, it would be subject to extensive ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post- market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or, depending on the nature of the safety information, establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, cause a recall or even move to withdraw the marketing approval for the product.

Page | 38

Index
In addition, manufacturers of therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, including a focused pre-approval inspection in connection with any regulatory submission for approval that we might file.  If we or a regulatory agency discover previously unknown problems with a product, such as problems with the facility where the product is manufactured, a regulatory agency may take regulatory actions against the manufacturing facility or us, leading to a product recall or withdrawal, or suspension of manufacturing.

If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

●	issue warning letters or untitled letters;

●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical studies;

●	challenge any pending applications or supplements to applications filed by us;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

●	seize or detain products or refuse to permit the import or export of products.

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

In the United States, engaging in impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute those drug products. These false claims statutes include the FCA, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these FCA lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid, and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the EU, Canada, Japan and other international jurisdictions, we must obtain separate and distinct marketing approvals and comply with the respective regulatory requirements of each of these jurisdictions. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval, but can involve additional testing or safety surveillance. In particular, nimodipine, the therapeutic agent used in EG-1962, has not previously been approved for use in Japan. As a result, the time required to obtain approval for EG-1962 in Japan may differ substantially from the time required to obtain approval for EG-1962 by the FDA. In the EU, an approved PIP, or a waiver therefrom, is required prior to marketing authorization.  A delay in reaching an approved PIP or in obtaining a waiver or meeting the conditions could delay authorization in the EU. We may need to partner with third parties in order to obtain regulatory approvals outside the United States. Approval by the FDA does not necessarily guarantee approval by regulatory authorities in other countries or jurisdictions. Nor does the approval by one regulatory authority outside the United States ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of EG-1962 or any of our other product candidates by regulatory authorities in the EU, Canada, and other international jurisdictions, the commercial prospects of those product candidates may be significantly diminished and our business prospects could dramatically decline.

Page | 39

Index
Risks Related to the Potential Commercial Manufacture and Selling and Marketing of Our Product Candidates

If we are unable to establish sales and marketing capabilities to market and sell our product candidates, we may be unable to generate any revenue.

In order to market and sell EG-1962 and our other product candidates in development, we currently intend to build and develop our own sales, marketing and distribution operations in the United States and Canada, and possibly the EU. Although our management team has previous experience with such efforts, there can be no assurance that we will be successful in building these operations. If we are unable to establish adequate sales, marketing and distribution capabilities, we may not be able to generate product revenue and may not become profitable. We may also be competing with many companies that currently have extensive and well-funded sales and marketing operations. Even if any of our product candidates are approved, we may be unable to compete successfully against these more established companies.

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among hospitals, physicians, patients/caregivers and healthcare payors.

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among hospitals, physicians, health care payors, patients and the medical community. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;

●	the clinical indications for which the product candidate is approved and any REMS that may be imposed as a condition of approval;

●
acceptance by major operators of hospitals, physicians and patients of the product candidate as a safe and effective treatment, particularly the ability of EG-1962 and our other product candidates to establish themselves as the new standard of care for the indications that we are pursuing;

●	the potential and perceived advantages of our product candidates over alternative treatments as compared to the relative costs of the product candidates and alternative treatments;

●	the safety of our product candidates seen in a broader patient group, including its use outside the approved indications;

●	the prevalence and severity of any side effects, such as hypotension with respect to EG-1962;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	the timing of market introduction of our products as well as competitive products;

●	the availability of adequate reimbursement and pricing by third party payors and government authorities;

●	relative convenience and ease of administration; and

●	the effectiveness of our sales and marketing efforts and those of our future collaborators.

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

Page | 40

Index
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

In the EEA, even if the product is approved by the European Commission following a positive opinion by the EMA’s CHMP through the Centralized Procedure, national governments or independent organizations set up by them to make such decisions may not approve pricing and reimbursement for the product on grounds relating to cost-effectiveness under the respective national health service systems. This will have an effect of limiting or otherwise restricting access to the products by patients using public healthcare services in member states of the EEA.

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, impact or limit how the cost of our products are reimbursed by government programs, or affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

Page | 41

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

The Affordable Care Act also improved the market for healthcare products in one respect, by expanding health insurance coverage.  Starting in 2014, the Affordable Care Act expanded health insurance coverage to many previously uninsured Americans, through a combination of federal subsidies for lower-income individuals who enrolled in health plans through health insurance Exchanges and enabling States to expand Medicaid eligibility with the federal government paying a high share of the cost.  Following the November 2016 U.S. elections, uncertainty exists about the future of this coverage expansion.  In December 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which includes a repeal of the individual mandate under the Affordable Care Act. The President and congressional leaders have continued to express interest in repealing Affordable Care Act provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility.  It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage and/or in individuals having insurance coverage with less generous benefits.  Any reduction in the number of patients receiving healthcare coverage may impact the reimbursements to hospitals and impact the ability of hospitals and patients to pay for our products, including EG-1962.  The scope of potential future legislation to repeal and replace Affordable Care Act provisions is highly uncertain in many respects, and it is possible that some of the Affordable Care Act provisions that generally hurt the research-based pharmaceutical industry (such as those discussed above) could also be repealed along with Affordable Care Act coverage expansion provisions; however, at this time the coverage expansion provisions of the Affordable Care Act appear most likely to be repealed and replaced.

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

Page | 42

Index
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

Because we intend that EG-1962 and our other product candidates, if approved, will be sold outside of the United States, either by Edge or its affiliates, through one or more international partners or by license agreement, our business is subject to risks associated with doing business outside of the United States. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

●	failure to develop an international sales, marketing and distribution system for our products;

●	changes in a specific country’s or region’s political and cultural climate or economic condition;

●	unexpected changes in foreign laws and regulatory requirements;

●	difficulty of effective enforcement of contractual provisions in local jurisdictions;

●	inadequate intellectual property protection in foreign countries;

●	inadequate data protection against unfair commercial use;

●
trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the United States Department of Commerce and fines, penalties or suspension or revocation of export privileges;

●	the effects of applicable foreign tax structures and potentially adverse tax consequences;

●	significant adverse changes in foreign currency exchange rates; and

●	failure of third party international partners with whom we contract for commercialization outside the United States to effectively and consistently commercialize EG-1962 and/or other Edge products.

Risks Related to Our Dependence on Third Parties

We rely completely on third party suppliers to manufacture our clinical drug supplies for our product candidates, and we intend to rely on third parties to produce pre-clinical, clinical and commercial supplies of any future product candidate.

Page | 43

Index
We do not currently have the infrastructure or capability, nor do we have plans to acquire the infrastructure or capability, to internally manufacture our clinical or commercial drug supply of our product candidates, or any future product candidates, for use in the conduct of our non-clinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. For example, the active pharmaceutical ingredient, or API, for EG-1962 for our NEWTON 2 Phase 3 pivotal study was manufactured at a third party contract manufacturer’s site. Additionally, the diluent of sodium hyaluronate for EG-1962 for our NEWTON 2 Phase 3 pivotal study was manufactured at a third party contract manufacturer’s site and the polymer microparticle for EG-1962 as formulated for our NEWTON 2 Phase 3 pivotal study was manufactured at another third-party contract manufacturer’s site.  Currently, Oakwood is the sole manufacturer and supplier of the EG-1962 used in the NEWTON 2 Phase 3 pivotal study and we do not expect to enter into additional manufacturing and supply agreements for such clinical supply.

We have entered into a Manufacturing and Supply Agreement with Oakwood (the “Supply Agreement”), pursuant to which Oakwood will manufacture and supply, and we will purchase from Oakwood, EG-1962 in commercial quantities following the commercial launch of the product.  There is no guarantee that Oakwood will have sufficient capacity to satisfy our manufacturing and supply needs of EG-1962.  If EG-1962 gets approved but we are unable to do negotiate commercial supply agreements with other third parties, there may be significant shortfalls in the commercial quantities of EG-1962 available for sale if Oakwood cannot meet our demand.  Similarly, we have single-source suppliers for the API, the sodium hyaluronate and the polymer microparticles that comprise EG-1962.  If any of these suppliers are unable to supply us with our requirements, and we are unable to do negotiate commercial supply agreements with other third parties, there may be significant shortfalls in the commercial quantities of EG-1962 available for sale.

Reliance on third party suppliers and manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves. Although we are primarily responsible for the oversight of regulatory compliance with respect to the third party supply and manufacture of our products, we rely on the third party for regulatory compliance and quality assurance activities. The possibility exists of breach of the manufacturing and/or supply agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications), and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that could be costly or damaging to us. In addition, although we are not in control of the day-to-day activities of our third party suppliers and manufacturers, we are nonetheless responsible for ensuring that our product candidates and any products that we release for clinical or commercial use are manufactured according to cGMP and similar foreign standards. Any failure by our third party suppliers or manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

Because of the complex nature of our compounds, our current suppliers and manufacturers and any future suppliers and manufacturers may not be able to supply and/or manufacture our compounds at a cost or in quantities or in a timely manner necessary to make commercially successful products. If we successfully commercialize any of our drugs, we may be required to establish large-scale commercial manufacturing capabilities, either internally or with another party, in addition to Oakwood. In addition, if our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial supply and manufacturing capacity. We have no prior experience manufacturing pharmaceutical products on a commercial scale and some of these suppliers and manufacturers will need to increase their scale of production to meet our projected needs for commercial supply and manufacturing, the satisfaction of which may not be met on a timely basis.

We rely on CROs to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for our products or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties to assist us in the execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to conduct our preclinical studies in accordance with GLP requirements and the Laboratory Animal Welfare Act of 1966 requirements (and the equivalent requirements outside the United States). We and our CROs are required to comply with regulations and current GCPs, which are enforced by the FDA, and EU law requirements governing GCPs to be applied by the Competent Authorities of the Member States of the EU and EEA, and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity as well as protection of personal data of the trial subjects is assured. Regulatory authorities ensure compliance with these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

Page | 44

Index
Although we have certain mandated oversight responsibilities for our CROs, including with respect to quality management, trial management, data handling, record keeping and noncompliance, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We rely on third party vendors and CROs for preclinical studies and clinical trials related to our drug development efforts. Switching or adding additional CROs or third party vendors involves additional cost and requires management time and focus. Our CROs and third party vendors have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs and third party vendors have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the patients participating in our clinical trials warrants such termination. Identifying, qualifying and managing performance of third party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO or third party vendor commences work, and the new CRO or third party vendor may not provide the same type or level of services as the original provider. Furthermore, one of our CROs may undergo a change in control or management, which may result in a different level of service from the CRO.  If any of our relationships with our third party CROs or third party vendors terminate, we may not be able to enter into timely arrangements with alternative CROs or third party vendors or do so on commercially reasonable terms.

Disruptions in our supply chain could delay the commercial launch of our product candidates.

Any significant disruption in our supplier relationships could harm our business. We currently rely on a single source supplier for the API nimodipine, as well as a single supplier for the polymer microparticles and the diluent that comprise EG-1962. Further, Oakwood is the sole manufacturer of EG-1962 for clinical uses and may be for commercial uses, if EG-1962 is approved.  If any of our suppliers is unable or unwilling to manufacture sufficient quantities of these key materials in a reasonable timeframe or on commercially acceptable terms, or suffers a major natural or man-made disaster at its manufacturing facility, we would not be able to manufacture EG-1962 until a qualified alternative supplier is identified. Although alternative sources of supply exist, the number of third party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical trial could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates and considerably delay the commencement of commercial production and sale of approved product. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, either the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

Our relationships with customers and third party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Page | 45

Index
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

●
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

●
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

●
HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

●
HIPAA, as amended by HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●
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

●
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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted, implemented, and are enforcing a Code of Conduct and other compliance-based policies and procedures, and we intend to continue to adopt, implement, and enforce additional compliance-based policies and procedures as appropriate, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity, such as employee training on enforcement of the Code of Conduct and other policies and procedures, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Page | 46

Index
Risks Related to Our Business and Strategy

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We are highly dependent upon current management, especially our founder, Brian A. Leuthner, who is the driving force behind the operation and successful implementation of our business strategy. Although we have an employment agreement with Mr. Leuthner and other key employees, these agreements are at-will and do not prevent them from terminating their employment with us at any time and possibly joining one of our competitors. We do not maintain “key person” insurance for any of our executives or other employees. We intend to increase our technical and management staff as needs arise and supporting resources are available, but the loss of one or more of our senior executive officers, including their death or incapacitation, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2017, we had 38 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will likely need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

●	managing our clinical studies and product development and commercialization processes effectively;

●	identifying, recruiting, maintaining, motivating and integrating additional employees;

●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, contractors and other third parties;

●	improving our managerial, development, operational and finance, human resources, and quality management systems, including automation; and

●	expanding our facilities.

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

Page | 47

Index
We plan to compete with companies in North America and internationally, including major pharmaceutical and chemical companies, specialized CROs, research and development firms, universities and other research institutions. In the United States, oral nimodipine gelcaps are manufactured by generic companies, and there is no brand name drug. In May 2013, the FDA approved Nymalize, an oral nimodipine solution, for the treatment of aSAH, and, at approval, granted it seven years of orphan drug marketing exclusivity for this indication because it had previously received orphan designation for the treatment of subarachnoid hemorrhage.  We are aware that Grace Therapeutics has announced that they plan to submit an NDA for an intravenous infusion form of nimodipine in the first half of 2018, that Grace Therapeutics has received orphan drug designation for its product, and therefore that Grace Therapeutics could obtain orphan drug exclusivity on its product, thereby potentially blocking us from commercializing EG-1962 for seven years if Grace Therapeutics’ drug is considered the same drug as EG-1962.  We are also aware that Idorsia Ltd. has announced that it expects to initiate a Phase 3 study evaluating the safety and efficacy of clazosentan in an aSAH population enriched for the risk of cerebral vasospasm in 2018.  In Japan, there are two drugs that are used to treat aSAH patients, fasudil and sodium ozagrel. Many of our potential competitors have greater financial resources and selling and marketing capabilities, greater experience in clinical testing and human clinical trials of pharmaceutical products and greater experience in obtaining FDA and other regulatory approvals than we do. In addition, some of our potential competitors may have lower development and manufacturing costs.

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

While we currently have no specific plans to acquire any other businesses or products, we may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

●	issue stock that would dilute our stockholders’ percentage of ownership;

●	expend cash;

●	incur debt and assume liabilities; and

●	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

Page | 48

Index
We also may be unable to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that it will ultimately strengthen our competitive position or that it will not be viewed negatively by customers, financial markets or investors. Further, future acquisitions could also pose numerous additional risks to our operations, including:

●	problems integrating the purchased business, products or technologies;

●	increases to our expenses;

●	the failure to have discovered undisclosed liabilities of the acquired asset or company;

●	diversion of management’s attention from their day-to-day responsibilities;

●	harm to our operating results or financial condition;

●	entrance into markets in which we have limited or no prior experience; and

●	potential loss of key employees, particularly those of the acquired entity.

We may not be able to complete one or more acquisitions or effectively integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations, or those of our vendors, could be subject to natural disasters, power shortages, telecommunications failures, water shortages, fires, medical epidemics and other manmade disasters or business interruptions, for which we or they are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce our product candidates and supply the applicable therapeutic for our product candidates. Our ability to obtain clinical supplies of product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Similar concerns will apply for commercial product supply.  In addition, we rely on third party CROs and other third party vendors for the conduct of our clinical studies. Our ability to conduct such clinical studies could be disrupted, if the operations of these CROs and other third party vendors are affected by a manmade or natural disaster or other business interruption.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of $101.5 million and $31.9 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we may have already undergone one or more ownership changes.

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

Page | 49

Index
The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain.

The steps we have taken to police and protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the United States. The rights already granted under any of our currently issued/granted patents and those that may be granted under future issued/granted patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

With respect to patent rights, we do not know whether any of the pending patent applications for any of our product candidates will result in the issuance of patents that protect our technology or products, or will effectively prevent others from commercializing competitive technologies and products. Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Further, the examination process may require us, or for in-licensed technology, our licensors, to narrow the claims, which may limit the scope of patent protection that may be obtained. Although we have a number of issued/granted patents, the issuance/grant of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and issued/granted patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents, or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products.

Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights is expensive, difficult and, may in some cases not be possible. In some cases, it may be difficult or impossible to detect third party infringement or misappropriation of our intellectual property rights, even in relation to issued/granted patent claims, and proving any such infringement may be even more difficult.

We could be required to incur significant expenses to obtain our intellectual property rights, and we cannot ensure that we will obtain meaningful patent protection for our products.

The patent prosecution process is expensive and time-consuming, and we, Evonik or any future licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, it is also possible that we or our licensors will fail to identify patentable aspects of further inventions made in the course of our development and commercialization activities before they are publicly disclosed, making it too late to obtain patent protection on them. Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension for regulatory delay of up to five years beyond the expiration date of a patent based only on its earliest filing date plus any patent term adjustments due to patent office delays during prosecution that covers an approved product where the permission for the commercial marketing or use of the product is the first permitted commercial marketing or use, and as long as the remaining term of the patent does not exceed fourteen years. We can likewise apply for Supplementary Protection Certificates in Europe to extend the statutory 20-year maximum patent term by up to five years.  Similar legislation exists in Australia, Israel, Japan, and South Korea.  However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Page | 50

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

Periodic maintenance fees on any issued/granted patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our product candidates. For example, EG-1962 requires a microparticulate delivery system to facilitate direct delivery to the brain. We have licensed certain patent rights and/or know-how from Evonik and Oakwood that may claim or cover EG-1962. It is possible that either or both of these licenses could be terminated. In that case, we may lose our ability to develop, manufacture or market certain products to the extent those products rely on Evonik and/or Oakwood patents and know-how. In such event or under other circumstances, we may have to obtain a new license from Evonik or Oakwood or some other third party, which licenses may not be available on commercially reasonable terms or at all. If we are unable to timely obtain these licenses on commercially reasonable terms and maintain these licenses, our ability to commercially market our product candidates may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Page | 51

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

Page | 52

Index
We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our product candidates throughout the world could be prohibitively expensive.

Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued/granted patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Latest European General Court’s decisions on public access to clinical trial data held by EMA

On February 5, 2018, the European General Court delivered three judgments relating to Pari Pharma GmbH v EMA (Case T-235/1); MSD Animal Health Innovation and Intervet International v EMA (Case T-729/15) and PTC Therapeutics International v EMA (Case T-718/15). These judgments clarified the meaning of commercially confidential information, or CCI, and determined whether the EMA had failed to carry out balancing exercise, as required by EU law when deciding whether certain documents held by the EMA should be disclosed to third parties upon request. These European Court decisions are very significant in relation to the ability for third parties to access data contained in applications for marketing authorization which are held by the EMA.

The European General Court has ruled that the general presumption is subject to certain, narrowly construed criteria. Documents held by the EMA can be withheld from disclosure if they constitute CCI and it is incumbent upon the data owner to show specifically and actually how, once the documents have been disclosed, competitors would be able to enter the relevant market. The assembly of public and private data may constitute CCI if the assembly provides added value but there is no added value if the data were submitted in response to questions raised by the EMA. The fact that money or resources have been spent to obtain the information does not automatically make that information CCI. Data that have been obtained using study designs contained in publicly available guidelines are unlikely to be considered CCI. It is insufficient to refer to the documents as constituting a ‘road map’ for competitors to follow as any such assertion must be supported by unique and specific evidence. The Court has ruled that the unfair use of information by competitors is curtailed by the data exclusivity/protection principles; the fact that competitors have to run their own studies to obtain a marketing authorization; certain categories of information are already protected by the exceptions provided in the EU Public Access Regulation 1049/2001. The Court has ruled that misuse of the data by a competitor is not relevant to an assessment of CCI, and the argument that data exclusivity or protection may be lost due to use of the disclosed documents in third countries does not make the data in question confidential.  As regards the requirement for a balancing exercise, the General Court has ruled that unless the documents are protected by an exception provided in the EU Public Access Regulation, the EMA is not under any obligation to show that there is an overriding public interest to justify disclosing the documents. When the EMA claims the existence of an overriding public interest, it must set out specific circumstances to justify the disclosure of CCI.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We are a clinical-stage biotechnology company. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate, such as EG-1962, our lead product candidate, will fail to gain regulatory approval or become commercially viable. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2009. For the years ended December 31, 2017 and December 31, 2016, we reported a net loss of $50.9 million and $38.8 million, respectively.

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

Page | 53

Index
We have not generated any revenues since inception and may never become profitable.

We have not generated any revenues since our inception. Our ability to generate revenue and become profitable depends upon our ability to successfully obtain marketing approval and commercialize products, including EG-1962 or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we do not know when any of these products will generate revenue for us, if at all. Our ability to generate revenue from EG-1962 or other product candidates also depends on a number of additional factors, including our ability to:

●	successfully complete development activities, including the necessary clinical trials;

●	complete and submit marketing authorization applications to the FDA and obtain regulatory approval for an indication for which there is a commercial market;

●	complete and submit marketing authorization applications to, and obtain regulatory approval from, foreign regulatory authorities;

●	set a commercially viable price for our products;

●	develop and obtain commercial quantities of our products at acceptable cost levels;

●	develop a commercial organization capable of sales, marketing and distribution for the products we intend to sell ourselves in the markets in which we have retained commercialization rights;

●	find suitable partners to help us market, sell and distribute our approved products in other markets; and

●	obtain coverage and adequate reimbursement from third party, including government, payors.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the United States and certain other markets. As of December 31, 2017, we had cash and cash equivalents of $88.1 million. We may require additional capital for the further development of our product candidates and, if we conduct additional Phase 3 studies of EG-1962, we may need to raise additional funds sooner in order to accelerate development of our product candidates.  Furthermore, we will need to raise additional funds to commercialize any of our product candidates.

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

Page | 54

Index
●
seek collaborators or licensees for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

●	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of the clinical studies for our product candidates to obtain regulatory approval;

●
the outcome of our efforts to demonstrate clinical superiority over Nymalize in order to obtain marketing approval prior to the expiration of Nymalize’s orphan drug exclusivity period, including whether FDA accepts data from a head-to-head study of EG-1962 against a Nimotop generic (gelcap) and nimodipine tablets to demonstrate superiority over Nymalize;

●	the clinical development plans we establish for our product candidates;

●	the number and characteristics of product candidates that we develop or may in-license;

●
the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the effect of competing technological and market developments;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and

●
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our shareholders.

We have amended our loan and security agreement with Hercules Capital, Inc., or Hercules (the “Amended Loan Agreement”), pursuant to which we may borrow up to $20.0 million from Hercules at an initial interest rate of 9.15% per annum, and for which we have paid Hercules an origination fee of $170,000.  At closing, we borrowed $15.0 million of the amount available to draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement (as defined below), fees and expenses).  On May 23, 2017, we elected to draw down the second tranche of $5 million.  We were required to repay the indebtedness on or before February 3, 2020, however, as a result of achieving certain milestones under the Amended Loan Agreement, the maturity date has been extended to August 3, 2020. Further, the loan originally required interest only payments through March 1, 2018, however as a result of achieving such milestones, the interest only payments have been extended to September 1, 2018, whereupon we must make 24 equal monthly payments of principal plus interest. To the extent we desire to prepay the indebtedness prior to maturity, we will be obligated to pay a prepayment penalty to Hercules ranging from 0.5% to 2% of the amounts being prepaid, depending on when such prepayment occurs. In addition, at the time that the loan is either due or prepaid, we must pay Hercules a fee equal to 4.5% of the total amounts funded at such time. Our ability to make payments on this indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. There can be no assurance that we will be in a position to repay this indebtedness when due or obtain extensions of the maturity date. We anticipate that we will need to secure additional funding in order for us to be able to satisfy our obligations when due. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If that additional funding involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders. The indebtedness is secured by substantially all of our assets other than intellectual property, on which we have given Hercules a negative pledge. In addition, under the Amended Loan Agreement, we are subject to certain customary covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant any security interests, pay cash dividends, repurchase our common stock, make loans, or enter into certain transactions without the prior consent of Hercules.

Page | 55

Index
This level of debt could have important consequences to an investor in our securities. For example, it could:

●	limit our flexibility in planning for the development, clinical testing, approval and marketing of our products;

●	place us at a competitive disadvantage compared to any of our competitors that are less leveraged than we are;

●	increase our vulnerability to both general and industry-specific adverse economic conditions; and

●	limit our ability to obtain additional funds.

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

Prior to our initial public offering, or IPO, there was no market for shares of our common stock. Since our initial listing on the NASDAQ Global Market on October 1, 2015, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies quoted on the NASDAQ Global Market. The quotation of our common stock on the NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of December 31, 2017, approximately 49% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, inasmuch as federal securities laws restrict sales of our shares by these stockholders under certain circumstances. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Market volatility may affect our stock price and the value of our stockholders’ investment.

The trading price of our common stock, similar to other biotechnology companies, is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including, among others:

●
announcement of the results of or any other information about our NEWTON 2 Phase 3 program for EG-1962 or any other future clinical studies of our product candidates, including any delays in enrollment rates or timing of these studies, as well as the lack of news about the status of our programs;

Page | 56

Index
●	regulatory actions with respect to our products or our competitors’ products;

●	the recruitment or departure of key personnel;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	results of clinical trials of our competitors;

●	the success of competitive products or technologies;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued/granted patents or other proprietary rights;

●	the level of expenses related to any of our product candidates or clinical development programs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;

●	sales of our common stock by us, our insiders or our other stockholders;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors; and

●	general economic, industry and market conditions.

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

Page | 57

Index
As of December 31, 2017, the holders of up to 3,290,905 shares, or 11%, of our common stock outstanding, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements, or otherwise. Any such issuance could result in substantial dilution to our then-existing stockholders and could cause our stock price to decline.

Future issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, or in connection with an acquisition, litigation settlement, employee arrangements or otherwise, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and warrants to purchase 6,837,448 shares of common stock as of December 31, 2017 and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our then-existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

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

As of December 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 49% of our outstanding voting stock (assuming no exercise of outstanding stock options). These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our then-existing stockholders’ may feel are in their best interest. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Provisions in our amended and restated certificate of incorporation, or certificate of incorporation, and amended and restated bylaws, or bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These provisions include:

●	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

●	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;

●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	eliminating the ability of stockholders to call a special meeting of stockholders;

Page | 58

Index
●	establishing a staggered board of directors; and

●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which could potentially be for up to five years after the date of our IPO, which occurred on October 1, 2015.  If investors find our common stock less attractive as a result of our reduced reporting requirements, there may be a less active trading market for our common stock and our stock price may be more volatile. We may also be unable to raise additional capital as and when we need it.

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

Our compliance with Section 404 requires that we incur additional accounting expense and management efforts. We currently do not have an internal audit group. We may not be able to complete any required Section 404 evaluation, testing and remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure our stockholders that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NASDAQ, the Securities and Exchange Commission, or the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Page | 59

Index
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

Page | 60

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
PART II

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

On February 22, 2018, the closing price for our common stock as reported on the NASDAQ Global Market was $15.50. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the period indicated.

Year Ended December 31, 2017	High	Low
Fourth Quarter	$11.16	$9.07
Third Quarter	$11.51	$9.20
Second Quarter	$10.72	$8.81
First Quarter	$12.99	$7.62

Year Ended December 31, 2016	High	Low
Fourth Quarter	$13.50	$9.25
Third Quarter	12.29	8.61
Second Quarter	10.64	7.43
First Quarter	$13.86	$6.23

Stockholders

As of February 22, 2018, there were 40 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Page | 61

Index

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

Page | 62

Index
We received aggregate net proceeds from our IPO of approximately $82.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

We intend to use our net proceeds from the IPO for the overall development of our product candidates. We have invested the net proceeds of the IPO in short-term, investment-grade, interest-bearing cash equivalents. There has been no material change in our planned use of the net proceeds from the IPO described in the IPO prospectus.

On April 21, 2017, we completed a registered direct common stock offering for gross proceeds of $18.0 million.  We received approximately $17.4 million in net proceeds after deducting the finder's fee and other offering costs.  We have invested the net proceeds in short-term, investment-grade, interest-bearing cash equivalents.

Page | 63

Index
ITEM 6.	Selected Financial Data

The selected financial data presented below for, and as of the end of, each of the years in the five year period ended December 31, 2017, have been derived from our audited financial statements and are not indicative of our future operating results. The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. The selected financial data in this section are not intended to replace our financial statements and the related notes.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:

Operating expenses:
Research and development	$34,311,650	$24,825,379	$17,839,951	$8,473,522	$4,484,367
General and administrative	17,654,970	14,686,767	8,658,867	4,720,661	2,003,992
Total operating expenses	51,966,620	39,512,146	26,498,818	13,194,183	6,488,359

Loss from operations	(51,966,620)	(39,512,146)	(26,498,818)	(13,194,183)	(6,488,359)
Other income (expense), net	(1,479,240)	(1,154,838)	(2,687,233)	402,122	(853,739)
Loss before income taxes	(53,445,860)	(40,666,984)	(29,186,051)	(12,792,061)	(7,342,098)
Benefit (provision) for income taxes	2,586,057	1,845,986	1,107,405	590,675	459,018
Net loss	(50,859,803)	(38,820,998)	(28,078,646)	(12,201,386)	(6,883,080)
Cumulative dividend on Series C, C-1 and C-2 convertible preferred stock (2)	-	-	(4,356,408)	(1,580,701)	(1,076,256)
Net loss attributable to common stockholders	$(50,859,803)	$(38,820,998)	$(32,435,054)	$(13,782,087)	$(7,959,336)

Loss per share attributable to common stockholders basic and diluted (1)	$(1.67)	$(1.34)	$(4.01)	$(8.16)	$(4.71)
Weighted average common shares outstanding basic and diluted (1)	30,393,952	28,864,216	8,087,924	1,688,475	1,688,475

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash (2)	$88,067,647	$106,398,919	$130,189,421	$13,728,972	$7,858,169
Total Assets	92,621,077	110,914,447	134,092,658	16,846,492	8,733,792
Long Term Debt	17,382,907	14,953,143	3,025,423	2,327,515	-
Convertible preferred stock (2)	-	-	-	36,788,409	20,680,692
Accumulated deficit	(151,948,359)	(101,074,968)	(62,253,970)	(29,818,916)	(16,036,829)
Total stockholders' equity (deficit) (2)	63,419,030	89,276,557	122,477,527	(27,833,747)	(15,349,645)

(1)	See Note 2 (H) to our audited financial statements for an explanation of the method used to calculate net loss per share of common stock, basic and diluted per share amounts.

(2)
On October 6, 2015, pursuant to the closure of the IPO, the company raised net proceeds of approximately $82.8 million. All outstanding shares of convertible preferred stock were converted into common stock.

Page | 64

Index
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

We are a clinical-stage biotechnology company that discovers, develops and seeks to commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening neurological and other conditions. Our initial product candidates target rare, acute, life-threatening neurological and other conditions for which we believe the approved existing therapies, if any, are inadequate.

We believe EG-1962, our lead product candidate, can fundamentally improve patient outcomes and transform the management of aSAH, which is bleeding around the brain due to a ruptured brain aneurysm. A single dose of EG-1962 delivers high concentrations of nimodipine, the current standard of care, directly to the brain with sustained drug exposure over 21 days. EG-1962 utilizes our proprietary, programmable, biodegradable polymer-based development platform, or our Precisa development platform, through a novel delivery mechanism that enables targeted and sustained drug exposure while potentially avoiding dose-limiting side effects associated with currently available formulations of nimodipine.  EG-1962 has been granted orphan drug designation and Fast Track designation by the FDA, for the treatment of patients with SAH. The European Commission has granted orphan drug designation to EG-1962 for treatment of aSAH.

In July 2016, we commenced the Phase 3 NEWTON 2 study for EG-1962.  NEWTON 2 is a multi-center, multi-national, randomized, double-blind, placebo-controlled, parallel-group study comparing the efficacy and safety of EG-1962 to standard of care oral nimodipine in adults with an aSAH.  The primary endpoint of the NEWTON 2 study is the proportion of subjects with a favorable clinical outcome (a GOSE score of 6 – 8) at day 90.  The secondary endpoint is the subject’s score on the MoCA.  On December 29, 2017, we announced that an independent DMC recommended that the Phase 3 NEWTON 2 study of EG-1962 continue as planned, based on the completion of a pre-planned futility analysis. The DMC made this recommendation after evaluating data from the Day 90 follow-up visit of the first 150 patients randomized and treated, as well as the available safety data in the study. A pre-planned interim analysis will be performed following the 90 day outcome assessment of the 210th patient. We expect to complete the interim analysis by the end of  April 2018 with an announcement of the results to follow.  Unless the results of the interim analysis are overwhelmingly positive, which we believe will be hard to achieve, the NEWTON 2 study is expected to continue to full data readout, in which case we expect the results of the study to be available in late 2018. The final results of the NEWTON 2 study, if positive, could form the basis for a marketing application to the FDA and other global health regulatory authorities for the approval of EG-1962 for the treatment of aSAH.  In the United States, we plan to use the regulatory pathway set forth in Section 505(b)(2) of the FD&C Act.

Our Phase 1/2 clinical study of EG-1962, which we refer to as our NEWTON study, met its primary and secondary endpoints of safety, tolerability, defining the MTD, and pharmacokinetics. The results of the principal exploratory efficacy endpoint from the 90-day follow-up demonstrated that 59% (27 of 46) of patients treated with EG-1962 experienced a favorable clinical outcome (a GOSE score of 6-8) versus 28% (5 of 18) of patients treated with the standard of care oral nimodipine. At the final assessment, of the 46 patients treated with EG-1962, 28% (13 of 46) of patients achieved the highest clinical outcome score (GOSE=8, Upper Good Recovery) versus 6% (1 of 18) patients treated with the standard of care oral nimodipine.

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

In the United States, approximately 35,000 patients with an average age of 52 experience an SAH each year.  Of these, approximately 20,000 experience an aSAH and are hospitalized in the intensive care unit, or ICU, and approximately 75% of these patients suffer permanent brain damage or die within 30 days.  Care for these patients results in overall inpatient charges of more than $5.0 billion per year in the United States. After the ruptured aneurysm is repaired, these patients remain at risk for multiple complications that are managed over the course of the patient’s treatment to optimize clinical outcomes. The most common and severe complications, which are thought to be at least in part due to the influx of calcium, include cerebral vasospasm, or narrowing of the brain arteries, and DCI, a catastrophic delayed complication that occurs secondary to processes including cerebral vasospasm. DCI occurs in up to 30% of patients who survive the initial hemorrhage. DCI often leads to the death of brain tissue due to insufficient blood flow to certain areas of the brain and results in a significant economic burden to the health care system. The direct cost to hospitals in patients experiencing DCI is estimated to be approximately $50,000 in additional direct in-hospital per patient costs, but can increase to $70,000 based on the additional comorbidities associated with treating an aSAH patient and the extent of their disability. An analysis of the 2013 National Inpatient Sample Database showed that the aneurysmal subarachnoid hemorrhage patients who require an EVD and undergo either neurosurgical micro clipping or endovascular coiling for repair of their aneurysm, had the highest per-patient hospital charges, exceeding $400,000 per patient, and experienced the longest hospitalizations of all aneurysmal subarachnoid hemorrhage patients.  Not included in this analysis, are the additional costs of rehabilitation, the long-term lifetime cost of illness related to an aSAH, the frequent inability to re-enter the work force, and the potential need for additional care at home from family members or long-term care givers associated with chronically disabled patients, which present additional significant economic burden to the healthcare system and the families of those afflicted with aSAH.

Page | 65

Index
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $50.9 million, $38.8 million and $28.1 million for the years ended December 31, 2017, 2016 and 2015 respectively. As of December 31, 2017, we had an accumulated deficit of $151.9 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

As of December 31, 2017, we had $88.1 million in cash and cash equivalents.

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

The following table summarizes our research and development expenses incurred for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
EG-1962 product candidate	$22,075	$15,911	$10,962
EG-1964 product candidate	640	319	1,091
Pipeline	371	392	71
Internal Operating Expenses	11,226	8,203	5,716
Total	$34,312	$24,825	$17,840

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

Page | 66

Index
General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include travel expenses, professional fees for auditing, tax and legal services and facility-related costs.

The following table summarizes our general and administrative expenses incurred for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
General and administrative expenses	$17,655	$14,687	$8,659

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

Interest Expense

Interest expense consists of interest expense on our borrowings under the Amended Loan Agreement with Hercules.

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

Income Taxes

We file U.S. federal income tax returns and New Jersey state tax returns. Our deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards and are recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. At December 31, 2017, we had federal net operating loss, or NOL, carryforwards of approximately $101.5 million, which expire at various dates between 2029 and 2037. At December 31, 2017, we had federal research and development credits carryforwards of approximately $1.9 million and Orphan Drug credit of approximately $22.1 million. We may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

Page | 67

Index
On December 22, 2017, H.R. 1 (also, known as the Tax Cuts and Jobs Act (the “Act”)) was signed into law.  Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. federal corporate tax rate to 21%.  As a result, the Company believes that the most significant impact on its consolidated financial statements will be reduction of approximately $13.6 million for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company’s valuation allowance.  The Company is also in the process of considering the impact under the Act of the disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m).  If an adjustment to the deferred tax asset is required, the impact will be offset by a corresponding adjustment to the valuation allowance.

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

Stock-based Compensation

We estimate the fair value of our stock-based option awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of assumptions, including: (1) the expected volatility of our stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. In accordance with FASB ASC 505, we re-measure the fair value of non-employee stock-based compensation as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered. We believe that all stock options issued under our stock option plans meet the criteria of “plain vanilla” stock options. The expected term of the options outstanding was determined using the “simplified” method as prescribed by Staff Accounting Bulletin, No. 107, Share Based Payment. The risk free interest rate is based on U.S. Treasury notes with remaining terms similar to the expected term of the option. The volatility was based on a representative group of small publicly traded drug development companies. The dividend yield assumption is zero since we have never paid cash dividends and have no present intention to pay cash dividends.

The fair value of options granted for the periods indicated was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Year Ended December 31,
	2017	2016	2015
	Weighted Average	Weighted Average	Weighted Average
Volatility	88.87%	77.20%	79.80%
Risk-Free Interest Rate	1.88%	1.39%	1.74%
Expected Term in Years	6.00	6.02	6.05
Dividend Rate	0.00%	0.00%	0.00%
Fair Value of Option on Grant Date	$6.93	$5.39	$5.42

Stock-based compensation expense amounted to $6.2 million, $5.3 million, and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, there was approximately $13.0 million of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.48 years.

We expect the impact of our stock-based compensation expense for stock options to employees to grow in future periods due to the potential increases in the value of our common stock and headcount.

Basic and Diluted Net Loss Per Share of Common Stock

We compute basic and diluted net loss per share of common stock by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, Common Stock underlying the options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per common share are the same.

Page | 68

Index
Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$34,312	$24,825	$9,487	38%
General and administrative expenses	17,655	14,687	2,968	20%
Total operating expenses	51,967	39,512	12,455	32%
Loss from operations	(51,967)	(39,512)	(12,455)	32%
Other expense	-	(163)	163	100%
Interest income (expense), net	(1,479)	(992)	(487)	49%
Loss before income taxes	(53,446)	(40,667)	(12,779)	31%
Benefit for income taxes	2,586	1,846	740	40%
Net loss and comprehensive loss	$(50,860)	$(38,821)	$(12,039)	31%

Research and Development Expenses

Research and development expenses increased to $33.3 million in the year ended December 31, 2017 from $24.8 million for the same period in 2016. The increase of $9.5 million was primarily attributable to an increase in external expenses for the EG-1962 and EG-1964 product of $6.1 million and $0.3 million, respectively and additional internal personnel costs of $3.0 million to support the growth in our R&D activities.

General and Administrative Expenses

General and administrative expenses increased to $17.7 million in the year ended December 31, 2017 from $14.7 million for the same period in 2016. The $3.0 million increase was due primarily to increases in personnel costs of $1.3 million, stock based compensation of $0.4 million, legal fees $0.3 million and investor relations of $0.7 million and professional fees of $0.2 million.

Other Expense

Other expense reflects the non-recurring loss on asset disposal in 2016 representing the book value of leasehold improvements at our former location due to the Company's relocation of its corporate office and debt issuance costs on our new loan.

Interest Income and Expense, net

Interest income and expense, net increased primarily due to interest expense for our loan offset by an increase in interest income from interest earned on our cash and cash equivalents.

Benefit for Income Taxes

Benefit for income taxes increased as a result of selling additional New Jersey Net Operating Losses in 2017 as compared to 2016.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$24,825	$17,840	$6,985	39%
General and administrative expenses	14,687	8,659	6,028	70%
Total operating expenses	39,512	26,499	13,013	49%
Loss from operations	(39,512)	(26,499)	(13,013)	49%
Warrant remeasurement	-	(1,880)	1,880	(100)%
Other expense	(163)	-	(163)	100%
Interest income (expense), net	(992)	(807)	(185)	23%
Loss before income taxes	(40,667)	(29,186)	(11,481)	39%
Benefit for income taxes	1,846	1,107	739	67%
Net loss and comprehensive loss	$(38,821)	$(28,079)	$(10,742)	38%

Page | 69

Index
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

General and Administrative Expenses

General and administrative expenses increased to $14.7 million in the year ended December 31, 2016 from $8.7 million for the same period in 2015. The $6.0 million increase was due primarily to increases in personnel costs of $1.1 million, stock based compensation of $1.4 million, facilities expense of $0.8 million, insurance costs of $0.7 million and professional fees of $1.9 million

Warrant Remeasurement

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

Benefit for Income Taxes

Benefit for income taxes increased as a result of selling additional New Jersey Net Operating Losses in 2016 as compared to 2015.

Liquidity and Capital Resources

Since our inception and through December 31, 2017, we have raised aggregate net proceeds of $207.9 million to fund our operations, primarily $82.8 million from the sale of Common Stock, $87.5 million from the sale of preferred stock, $17.4 million net proceeds from a registered direct common stock offering and $20.0 million from a loan.  As of December 31, 2017, we had total cash and cash equivalents of $88.1 million as compared to $106.4 million as of December 31, 2016. The $18.3 million decrease in total cash was due primarily to increased funding of operations, which mainly consisted of research and development activities and general and administrative expenses offset by proceeds from a registered direct common stock offering and issuance of debt.

On October 6, 2015, we completed the IPO of our common stock for aggregate gross proceeds of $92.5 million. We received $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of $9.7 million. In connection with the IPO, all preferred stock was converted into common stock. There is no preferred stock outstanding as of December 31, 2017.

On April 21, 2017, we completed a registered direct common stock offering for gross proceeds of $18.0 million. We received $17.4 million in net proceeds after deducting the finder's fee and other offering costs.

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

Page | 70

Index
Hercules Loan and Security Agreement

On August 28, 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (the "Original Loan Agreement"). The Original Loan Agreement provided funding for an aggregate principal amount of up to $10.0 million in three separate term loans. The first term loan was funded on August 28, 2014 in the amount of $3.0 million. The second term loan of $3.0 million was funded on January 29, 2015. Both the first and second term loans were due to mature on March 1, 2018. We elected not to draw the third term loan of $4.0 million, the availability of which expired on June 30, 2015. Initially, the loan bore interest at a rate per annum equal to the greater of (i) 10.45% or (ii) the sum of (a) 10.45% plus (b) the prime rate (as reported in The Wall Street Journal) minus 4.50%. On April 6, 2015, the base interest rate on the loan was lowered to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 4.50. We were required to make interest-only payments on the loan through September 2015.

Commencing in October 2015, the term loans began amortizing in equal monthly installments of principal and interest over 30 months. On the maturity date or the date the loan otherwise became due and payable, we were also required to make a payment equal to 1.5% of the total amounts funded under the Original Loan Agreement.

On August 1, 2016, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc. Pursuant to the Amended Loan Agreement, we may borrow up to $20.0 million. At closing, we borrowed $15.0 million of the amount available for draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement, fees and expenses). On May 23, 2017, we elected to draw down the second tranche of $5 million.  Amounts drawn under the Amended Loan Agreement bear interest at a rate per annum equal to the greater of either (i) the sum of (a) 9.15%, plus (b) the prime rate as reported in The Wall Street Journal minus 4.50% or (ii) 9.15%. The effective interest rate on the loan as of December 31, 2017 was 9.15%.  The Amended Loan Agreement requires interest-only payments until March 1, 2018, and on that date we begin to repay the principal balance of the loan in 24 equal monthly payments of principal and interest through the scheduled maturity date of February 3, 2020. In January 2018, we satisfied a certain condition as described in the Amended Loan Agreement to extend the period of interest-only payments to September 1, 2018 and the maturity date was extended to August 3, 2020. The period only interest-only payments may be extended for an additional six months at the lender’s discretion.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015

Net cash used in operating activities	$(40,697)	$(32,189)	$(21,753)
Net cash used in investing activities	(188)	(687)	(1,305)
Net cash provided by financing activities	22,554	9,085	139,518
Net (decrease) increase in cash	$(18,331)	$(23,791)	$116,460

Page | 71

Index
Net Cash Used in Operating Activities

Net cash used in operating activities was $40.7 million, $32.2 million and $21.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The increase in cash used in operating activities of $8.5 million in 2017 was primarily due to an increase in our research and development expenses of $9.4 million and general and administrative expenses of $3.0 million offset by an increase in the sale of New Jersey NOL of $0.7 million and increase in accounts payable and accrued expenses of $3.1 million. The increase in cash used in operating activities of $10.4 million in 2016 was primarily due to an increase in our research and development expenses of $6.9 million and general and administrative expenses of $5.9 million offset by an increase in the sale of New Jersey NOL and increase in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million, $0.7 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, which in each period relates entirely to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $22.6 million for the year ended December 31, 2017 was primarily due to the receipt of net proceeds from the issuance of common stock of $17.4 million and debt of $5.0 million.

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

Operating Capital Requirements

We expect that our primary uses of capital will continue to be third-party clinical research, development and manufacturing services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general administrative costs. We believe that our existing cash and cash equivalents as of December 31, 2017, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

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

●	the clinical development plans we establish for our product candidates;

●	the number and characteristics of product candidates that we develop or may acquire or in-license;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the effect of competing technological and market developments;

●	the cost and timing of completion of both clinical and commercial-scale manufacturing activities, which may be outsourced; and

●
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

Please see the section titled "Risk Factors" elsewhere in this Annual Report for additional risks associated with our substantial capital requirements.

Page | 72

Index
We will need to raise additional capital and may seek collaborations in the future in order to further advance our various product candidates and, if such product candidates are successful, in order to commercialize such product candidates.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of December 31, 2017	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt principal, interest and fees	$24,221	$4,986	$19,235	$-	$-

Operating lease obligations	2,340	602	1,208	530	-

Milestone payments	3,000	500	2,500	-	-

Total contractual obligations	$29,561	$6,088	$22,943	$530	$-

This table above does not include (a) any milestone payments related to contingent events which may become payable to third parties under our license agreements as the timing and likelihood of such payments are not known, or (b) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

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

Under the Restated Development Agreement, we agreed to pay Oakwood to perform services under agreed upon project plans and to pay Oakwood up to an aggregate of $4.5 million.  In July 2017, we paid $1.5 million of such aggregate amount in connection with entering into the Restated Development Agreement.  Of the remaining $3.0 million of such aggregate amount, $0.5 million is payable no later than April 1, 2018 and $2.5 million is payable no later than April 1, 2019.   These remaining payments may be accelerated if: (i) we achieve various regulatory milestones, (ii) we close an equity or similar financing in excess of a predetermined amount, or (iii) there is an early termination, under certain circumstances, of the Restated Development Agreement or the Supply Agreement with Oakwood. In addition, the Restated Development Agreement calls for us to pay royalties on sales of certain products based on a low single digit percentage of net sales of EG-1962, regardless of the manufacturer or supplier thereof.

Pursuant to the Oakwood Commercial Supply Agreement, the price per unit of EG-1962 to be purchased by us is based on the expected commercially usable units per batch.  In addition, we have agreed to pay Oakwood milestone payments that could total up to an aggregate of $2.25 million upon the achievement of certain development and regulatory milestones.

Page | 73

Index
JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions set forth in the JOBS Act, as an "emerging growth company," we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Page | 74

Index
ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. As of December 31, 2017, we had cash and cash equivalents of $88.1 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Exchange Act of 1934 as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

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

Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and concluded that it was effective.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain an "emerging growth company" as defined in the JOBS Act, we intend to take advantage of the exemption.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

Page | 75

Index
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Page | 76

Index
PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations and Comprehensive Loss
Statements of Convertible Preferred Stock and Changes in Stockholders' Equity (Deficit)
Statements of Cash Flows
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

Page | 77

Index
Exhibit Number	Exhibit Description

3.1
Eighth Amended and Restated Certificate of Incorporation of Edge Therapeutics, Inc. (filed as exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 6, 2015, and incorporated by reference herein).

3.2	Second Amended and Restated Bylaws of Edge Therapeutics, Inc. (filed as exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 6, 2015, and incorporated by reference herein).

4.1
Form of Certificate of Common Stock. (filed as exhibit 4.1 to the Company's Pre-Effective Amendment No. 1 to the registration statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

4.2
Warrant to Purchase 16,667 Shares of Capital Stock Issued to New Jersey Economic Development Authority, dated as of May 3, 2010. (filed as exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

4.3
First Amendment to Warrant Issued to New Jersey Economic Development Authority, dated October 9, 2013 (filed as exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

4.4
Form of Warrant Issued to Series B-1 Stockholders. (filed as exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

4.5
Form of Warrant to Purchase Series C Preferred Stock issued to Maxim Group LLC. (filed as exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

4.6
Warrant Agreement, dated as of August 28, 2014, by and between the Company and Hercules. (filed as exhibit 4.6 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

4.7
Form of Warrant to Purchase Series C-1 Preferred Stock issued to Maxim Group LLC. (filed as exhibit 4.7 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

4.8
Investors' Rights Agreement, dated as of April 6, 2015, by and among the Company and the Investors named therein. (filed as exhibit 4.8 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

4.9
Warrant to Purchase 18,000 Shares of Common Stock issued to Maxim Partners LLC, dated as of October 6, 2015. (filed as exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2015, and incorporated by reference herein).

10.1 *
Licensing Agreement by and between the Company and Evonik Industries (as successor in interest to SurModics Pharmaceuticals, Inc.), dated as of October 20, 2010. (filed as exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

10.2 *
Amendment No. 1 to the License Agreement, effective as of September 21, 2015, by and between the Company and Evonik Corporation. (filed as exhibit 10.15 to the Company's Pre-Effective Amendment No. 1 to the registration statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

10.3 **
Amended and Restated Master Formulation Development Agreement, by and between the Company and Oakwood Laboratories LLC, dated as of June 30, 2017 (filed as exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2017 and incorporated by reference herein).

10.4 **
Manufacturing and Supply Agreement, by and between the Company and Oakwood Laboratories LLC, dated as of June 30, 2017 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2017 and incorporated by reference herein).

10.5**+
Edge Therapeutics, Inc. 2010 Equity Incentive Plan and forms of agreement thereunder. (filed as exhibit 10.2 to the Company's Pre-Effective Amendment No. 1 to the registration statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

Page | 78

Index
10.6+
Amendment to the Edge Therapeutics, Inc. 2010 Equity Incentive Plan, dated June 30, 2014 (filed as exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

10.7+
Edge Therapeutics, Inc. 2012 Equity Incentive Plan and forms of agreement thereunder. (filed as exhibit 10.3 to the Company's Pre-Effective Amendment No. 1 to the registration statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

10.8+
Edge Therapeutics, Inc. 2014 Equity Incentive Plan and forms of agreement thereunder. (filed as exhibit 10.4 to the Company's Pre-Effective Amendment No. 1 to the registration statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

10.9+
Second Amended and Restated Employment Agreement by and between Brian A. Leuthner and the Company dated as of June 10, 2015. (filed as exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

10.10+
Second Amended and Restated Employment Agreement by and between Albert N. Marchio, II and the Company dated as of June 8, 2015 (filed as exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

10.11+
Amended and Restated Employment Agreement by and between Herbert J. Faleck and the Company dated as of August 11, 2015 (filed as exhibit 10.13 to the Company's registration statement on Form S-1 (File No. 333- 206416) filed on August 14, 2015, and incorporated by reference herein).

10.12+
Second Amended and Restated Employment Agreement by and between Dr. R. Loch Macdonald and the Company dated September 21, 2015 (filed as exhibit 10.14 to the Company's Pre-Effective Amendment No. 1 to the registration statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

10.13+
Executive Employment Agreement by and between W. Bradford Middlekauff and the Company dated as of October 30, 2015 (filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 5, 2015, and incorporated by reference herein).

10.14+
Employment Agreement by and between Daniel Brennan and the Company, dated as of October 17, 2016 (filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2016, and incorporated by reference herein).

10.15+	Employment Agreement by and between Alyssa Wyant and the Company, dated as of February 21, 2017.

10.16+
Executive Employment Agreement by and between Andrew Saik and the Company dated as of October 31, 2017 (file as exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2017, and incorporated by reference herein).

10.17
Form of Indemnification Agreement for officers and directors (filed as exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-206416) filed on August 14, 2015, and incorporated by reference herein).

10.18	Form of Executive Stock Option Agreement.

10.19	Form of Employee Stock Option Agreement.

10.20
Lease, dated February 18, 2016, between The Connell Company and Edge Therapeutics, Inc. (filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2016, and incorporated by reference herein).

10.21
Amended and Restated Loan and Security Agreement, dated as of August 1, 2016, by and between the Company and Hercules Capital, Inc. (filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 1, 2016, and incorporated by reference herein).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Principal Executive Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Page | 79

Index
32.1 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Edge Therapeutics, Inc.

March 1, 2018	By: /s/ Brian A. Leuthner
Brian A. Leuthner
President and Chief Executive Officer
(Principal Executive Officer)

March 1, 2018	By: /s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Brian A. Leuthner	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Brian A. Leuthner

/s/ Andrew Saik	Chief Financial Officer (Principal Financial Officer)	March 1, 2018
Andrew Saik

/s/ Albert N. Marchio, II	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
Albert N. Marchio, II

/s/ Sol Barer	Chairman, Board of Directors	March 1, 2018
Sol Barer, Ph.D.

Page | 80

Index
/s/ Isaac Blech	Vice Chairman, Board of Directors	March 1, 2018
Isaac Blech

/s/ Kurt Conti	Director	March 1, 2018
Kurt Conti

/s/ Rosemary A. Crane	Director	March 1, 2018
Rosemary A. Crane

/s/ James I. Healy	Director	March 1, 2018
James I. Healy, M.D., Ph.D.

/s/ James Loughlin	Director	March 1, 2018
James Loughlin

/s/ R. Loch Macdonald	Chief Scientific Officer and Director	March 1, 2018
R. Loch Macdonald, M.D., Ph.D.

/s/ Liam Ratcliffe	Director	March 1, 2018
Liam Ratcliffe, M.D., Ph.D.

/s/ Robert Spiegel	Director	March 1, 2018
Robert Spiegel, M.D.

Page | 81

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Edge Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Edge Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, convertible preferred stock and changes in stockholders’ equity (deficit),  and cash flows for each of the years in the three-year period ended 2017 and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Short Hills, New Jersey
March 1, 2018

Page | 82

Index
EDGE THERAPEUTICS, INC.

Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$88,067,647	$106,398,919
Prepaid expenses and other current assets	986,680	954,581
Total current assets	89,054,327	107,353,500

Property and equipment, net	3,423,880	3,418,077
Other assets	142,870	142,870

Total assets	$92,621,077	$110,914,447

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$4,369,133	$3,471,032
Accrued expenses	5,422,205	3,213,715
Short term debt	3,075,421	-
Total current liabilities	12,866,759	6,684,747

Noncurrent liability:
Long term debt	17,382,907	14,953,143

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized at December 31, 2017 and 2016, zero outstanding	-	-
Common stock, $0.00033 par value, 75,000,000 shares authorized at December 31, 2017 and December 31, 2016, 30,869,205 shares and 28,918,516 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	10,400	9,756
Additional paid-in capital	214,309,370	190,341,769
Accumulated deficit	(151,948,359)	(101,074,968)
Total stockholders' equity	62,371,411	89,276,557

Total liabilities and stockholders' equity	$92,621,077	$110,914,447

See accompanying notes to the financial statements.

Page | 83

Index
EDGE THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2017	2016	2015

Operating expenses:
Research and development expenses	$34,311,650	$24,825,379	$17,839,951
General and administrative expenses	17,654,970	14,686,767	8,658,867

Total operating expenses	51,966,620	39,512,146	26,498,818

Loss from operations	(51,966,620)	(39,512,146)	(26,498,818)

Other income (expense):
Warrant remeasurement	-	-	(1,879,823)
Other expense	-	(163,463)	-
Interest income	700,903	212,299	9,084
Interest expense	(2,180,143)	(1,203,674)	(816,494)

Loss before income taxes	(53,445,860)	(40,666,984)	(29,186,051)

Benefit for income taxes	2,586,057	1,845,986	1,107,405

Net loss and comprehensive loss	(50,859,803)	(38,820,998)	(28,078,646)

Cumulative dividend on Series C, C-1 and C-2 convertible preferred stock	-	-	(4,356,408)

Net loss attributable to common stockholders	$(50,859,803)	$(38,820,998)	$(32,435,054)

Loss per share attributable to common stockholders basic and diluted	$(1.67)	$(1.34)	$(4.01)

Weighted average common shares outstanding basic and diluted	30,393,952	28,864,216	8,087,924

See accompanying notes to the financial statements.

Page | 84

Index
EDGE THERAPEUTICS, INC.

Statements of Convertible Preferred Stock and Changes in Stockholders' Equity (Deficit)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance - January 1, 2015	11,895,755	$36,788,409	1,688,475	$770	$1,984,399	$(29,818,916)	$(27,833,747)

Issuance of Series C-2 Preferred Stock, net of issuance costs of $3,782,650	12,043,006	52,217,328	-	-	-	-	-
Other	-	2,130	-	-	-	-	-
Dividend Series C Preferred Stock	-	1,101,926	-	-	-	(1,101,926)	(1,101,926)
Dividend Series C-1 Preferred Stock	-	1,008,346	-	-	-	(1,008,346)	(1,008,346)
Dividend Series C-2 Preferred Stock	-	2,246,136	-	-	-	(2,246,136)	(2,246,136)
Conversion of Preferred Stock to Common Stock upon initial public offering	(23,938,761)	(93,364,275)	18,566,856	6,127	93,358,148	-	93,364,275
Initial public offering of common stock, net of issuance costs	-	-	8,412,423	2,776	82,752,836	-	82,755,612
Conversion of Preferred Stock Warrant to Common Stock Warrant	-	-	-	-	3,726,043	-	3,726,043
Issuance of common stock from exercise of stock options	-	-	4,753	1	1,093	-	1,094
Issuance of common stock from exercise of warrants	-	-	138,338	46	(46)	-	-
Stock based compensation expense	-	-	-	-	2,899,304	-	2,899,304
Net loss	-	-	-	-	-	(28,078,646)	(28,078,646)

Balance - December 31, 2015	-	-	28,810,845	9,720	184,721,777	(62,253,970)	122,477,527

Stock based compensation expense	-	-	-	-	5,305,070	-	5,305,070
Issuance of common stock from exercise of stock options	-	-	63,639	21	293,967	-	293,988
Issuance of common stock from exercise of warrants	-	-	44,032	15	20,955	-	20,970
Net loss	-	-	-	-	-	(38,820,998)	(38,820,998)

Balance - December 31, 2016	-	-	28,918,516	9,756	190,341,769	(101,074,968)	89,276,557

Stock based compensation expense	-	-	-	-	6,182,841	-	6,182,841
Issuance of common stock, net of issuance costs	-	-	1,800,000	594	17,382,349	-	17,382,943
Issuance of common stock from exercise of stock options	-	-	35,366	12	118,176	-	118,188
Issuance of common stock from exercise of warrants	-	-	94,200	31	53,118	-	53,149
Issuance of common stock from 401K match	-	-	21,123	7	217,529	-	217,536
Cumulative-effect of new share-based compensation guidance	-	-	-	-	13,588	(13,588)	-
Net loss	-	-	-	-	-	(50,859,803)	(50,859,803)

Balance - December 31, 2017	-	$-	30,869,205	$10,400	$214,309,370	$(151,948,359)	$62,371,411

See accompanying notes to the financial statements.

Page | 85

Index
EDGE THERAPEUTICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(50,859,803)	$(38,820,998)	$(28,078,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,182,841	5,305,070	2,899,304
Stock-based 401K company common match	217,536	-	-
Warrant remeasurement	-	-	1,879,823
Depreciation expense	182,918	100,117	53,116
Loss on disposal of fixed assets	-	102,788	-
Amortization of debt discount	32,869	75,214	104,311
Amortization of debt issuance costs	108,407	90,800	94,648
Non-cash interest expense	363,909	175,909	38,521
Changes in assets and liabilities:
Prepaid expenses and other assets	(32,099)	38,794	(814,156)
Accounts payable	898,101	1,420,556	(71,751)
Accrued expenses	2,208,490	(676,918)	2,142,187

Net cash used in operating activities	(40,696,831)	(32,188,668)	(21,752,643)

Cash flows from investing activities:
Purchases of property and equipment	(188,721)	(686,705)	(1,305,086)

Net cash used in investing activities	(188,721)	(686,705)	(1,305,086)

Cash flows from financing activities:
Proceeds from issuance of debt	5,000,000	11,022,286	3,000,000
Proceeds from exercise of stock options	118,188	293,988	1,094
Proceeds from exercise of warrants	53,149	20,970	-
Payments for issuance costs	-	(544,773)	(1,402,845)
Payments for debt issuance costs	-	(219,042)	-
Repayment of debt	-	(1,488,558)	(533,729)
Proceeds from issuance of common stock, net of underwriting costs	17,382,943	-	86,059,087
Proceeds from issuance of preferred stock, net of issuance costs	-	-	52,394,571

Net cash provided by financing activities	22,554,280	9,084,871	139,518,178

Net (decrease) increase in cash	(18,331,272)	(23,790,502)	116,460,449
Cash and cash equivalents at beginning of period	106,398,919	130,189,421	13,728,972

Cash and cash equivalents at end of period	$88,067,647	$106,398,919	$130,189,421

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,635,562	$790,402	$559,175

Supplemental cash flow information:
Conversion of Preferred Stock to Common Stock	$-	$-	$93,364,275
Conversion of Preferred Stock Warrants to Common Stock Warrants	$-	$-	$3,726,043
Deferred issuance costs included in accrued expenses and accounts payable	$-	$-	$549,178
Non-cash financing costs	$-	$-	$175,114
Accrued capital expenditures included in accrued expenses and accounts payable	$-	$167,285	$71,040

See accompanying notes to the financial statements.

Page | 86

Index
Edge Therapeutics, Inc.

Notes to Financial Statements

Note 1 - Nature of operations:

Edge Therapeutics, Inc. (the "Company") is a clinical-stage biotechnology company that discovers, develops and seeks to commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening neurological and other conditions. The Company's initial product candidates target rare, acute, life-threatening neurological and other conditions for which the Company believes the approved existing therapies, if any, are inadequate.  The Company's product candidates utilize its proprietary, programmable, biodegradable polymer-based development platform (the Precisa Platform), a novel delivery mechanism that seeks to enable targeted and sustained drug exposure and avoid the dose-limiting side effects associated with the current standards of care.

From the Company's inception, it has devoted substantially all of its efforts to business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital. The Company's future operations are highly dependent on a combination of factors, including (i) the success of its research and development, (ii) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (iii) regulatory approval and market acceptance of the Company's proposed future products.

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

The Company's operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company's product candidates, the Company's ability to obtain regulatory approval to market its products, the Company's intellectual property, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company's ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company's ability to raise capital.

The Company currently has no commercially approved products and there can be no assurance that the Company's research and development programs will be successfully commercialized. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting its intellectual property.

(C)	Cash equivalents and concentration of cash balance:

The Company considers all highly liquid securities with a maturity weighted average of less than three months to be cash equivalents. The Company's cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits.

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

Costs incurred in connection with research and development activities are expensed as incurred. These costs include licensing fees to use certain technology in the Company's research and development projects as well as fees paid to consultants and various entities that perform certain research and testing on behalf of the Company.

Page | 87

Index
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

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including, for stock options, the expected life of the option, and expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected life of stock options was estimated using the "simplified method," as the Company has limited historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of options grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of December 31,
	2017	2016	2015
Stock options to purchase Common Stock	6,462,795	5,316,511	4,302,267
Warrants to purchase Common Stock	374,653	541,415	600,184
Total	6,837,448	5,857,926	4,902,451

(I)	Income taxes:

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

Financial Accounting Standards Board ("FASB") guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Page | 88

Index
The three levels of the fair value hierarchy are as follows:

●
Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

●
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

●
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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." The new standard requires organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases (see Note 9). This standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adoption.

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

●	The Company elected to recognize forfeitures as they occur. The cumulative effect adjustment as a result of the adoption of this amendment on a modified retrospective basis was not material.

There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.

Note 3 – Fair Value of Financial Instruments

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2017:
Cash and cash equivalents	$88,067,647	$88,067,647	$-	$-

As of December 31, 2016:
Cash and cash equivalents	$106,398,919	$106,398,919	$-	$-

There were no transfers between Levels 1, 2, or 3 during 2017 or 2016.

Note 4 – Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2017	2016
Furniture and equipment	$564,596	$456,515
Leasehold Improvements	438,996	358,356
Construction in Process	2,725,569	2,725,569
	3,729,161	3,540,440
Less accumulated depreciation	(305,281)	(122,363)
Property and equipment, net	$3,423,880	$3,418,077

Page | 89

Index
Note 5 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	December 31,
	2017	2016
Accrued research and development costs	$2,857,025	$654,795
Accrued professional fees	267,646	366,394
Accrued compensation	1,886,638	1,866,255
Accrued other	385,896	319,434
Deferred rent	25,000	6,837
Total	$5,422,205	$3,213,715

Note 6 - Convertible Preferred Stock

Immediately prior to the closing of the IPO on October 6, 2015, all of the outstanding shares of convertible preferred stock, including shares received for accrued dividends, automatically converted into 18,566,856 shares of common stock at the applicable conversion ratio then in effect. There were no shares of preferred stock outstanding as of December 31, 2017 and 2016.

Dividends

The holders of the Series C, Series C-1 and Series C-2 Convertible Preferred Stock were entitled to receive, when, as and if declared by the board, cumulative dividends at the rate of 8% of the original purchase price per annum. The Series C, Series C-1 and Series C-2 dividends accrued from the date of issuance and were payable semi-annually on January 1 and July 1 in cash or common stock at the Company's option. In accordance with accounting literature, Series C, Series C-1 and Series C-2 dividends since the date of issuance have been accrued in conjunction with the conversion of the Preferred Stock into Common.

The other series of Convertible Preferred Stock had no dividend requirement.

Stock Warrants

In connection with certain of our preferred stock sales and debt issuances we issued warrants to the placement agent and lender, for preferred stock. The warrants were recorded as liabilities with changes in fair value being recorded in the statement of operations and are calculated utilizing the Black-Scholes option pricing model. At the closing of the IPO date on October 6, 2015 these warrants become exercisable for shares of our common stock. These warrants were exercisable for 600,184 shares of common stock at exercise prices ranging from $5.79 to $12.10 and expire at various dates through 2020. During 2017 and 2016, 166,762 and 58,769 warrants were exercised resulting in the issuance of 94,200 and 44,032 shares of common stock, respectively. As of December 31, 2017, 374,653 warrants were exercisable.

Note 7 - Stock Options

The Company has three equity compensation plans: the 2010 Equity Incentive Plan, the 2012 Equity Incentive Plan and the 2014 Equity Incentive Plan (the "Plans"). Originally, the Company was able to grant up to 548,206 and 1,096,411 shares of Common Stock as both incentive stock options ("ISOs") and nonqualified stock options ("NQs") under the 2010 Equity Incentive Plan and the 2012 Equity Incentive Plan, respectively. In 2013, the Company's stockholders approved an increase to 1,279,146 shares authorized for issuance under the 2010 Equity Incentive Plan. In 2014, the Board of Directors of the Company (the "Board") approved an increase to 1,350,412 shares authorized for issuance under the 2010 Equity Incentive Plan.

In 2014, the Company's stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant up to 1,827,351 shares as both ISOs and NQs, subject to increases as hereafter described (the "Plan Limit"). However, on January 1, 2015 and each January 1 thereafter prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the 2014 Equity Incentive Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2016 the Plan Limit was increased to 3,047,323 shares. As of January 1, 2017, the Plan Limit increased to 4,204,063.

Page | 90

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

The Company issued the following non-qualified options to purchase shares of common stock to its newly appointed executives.  The awards were granted outside of the Company's 2014 Equity Incentive Plan and vests over four years with 25% vesting one year following the date of hire, and the remaining 75% vesting in 36 equal monthly installments thereafter, subject to continued service to the Company through each vesting date and subject to acceleration or forfeiture upon the occurrence of certain events as set forth in the applicable option agreement and employment agreement. The grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of employment compensation.

Issue Date	25% Vesting Date	Executive	Number of Options
November 16, 2015	October 30, 2016	SVP, General Counsel and Secretary	80,000
November 1, 2016	October 17, 2017	Chief Operating Officer	150,000
March 1, 2017	February 28, 2018	SVP, Regulatory Affairs	80,000
November 1, 2017	October 31, 2018	Chief Financial Officer	200,000

The Company's stock-based compensation expense was recognized in operating expense as follows:

	Year Ended December 31,
	2017	2016	2015
Stock-Based Compensation
Research and development	$2,687,975	$2,177,643	$1,129,556
General and administrative	3,494,866	3,127,427	1,769,748
Total	$6,182,841	$5,305,070	$2,899,304

The fair value of options and warrants granted during the years ended December 31, 2017, 2016 and 2015 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Year Ended December 31,
	2017	2016	2015
	Weighted Average	Weighted Average	Weighted Average
Volatility	88.87%	77.20%	79.80%
Risk-Free Interest Rate	1.88%	1.39%	1.74%
Expected Term in Years	6.00	6.02	6.05
Dividend Rate	0.00%	0.00%	0.00%
Fair Value of Option on Grant Date	$6.93	$5.39	$5.42

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	2,445,711	3.13
Granted	1,902,609	7.87
Exercised	(4,753)	0.23
Forfeited	(30,640)	7.98
Expirations	(10,660)	8.28
Options outstanding at December 31, 2015	4,302,267	$5.19	8.14	$31,659,550
Vested and expected to vest at December 31, 2015	4,213,091	$5.14	8.12	$31,202,132
Exercisable at December 31, 2015	1,857,077	$2.83	7.05	$17,952,965

Options outstanding at December 31, 2015	4,302,267	$5.19
Granted	1,211,400	8.09
Exercised	(63,639)	4.62
Forfeited	(133,517)	5.79
Options outstanding at December 31, 2016	5,316,511	$5.84	7.60	$35,599,646
Vested and expected to vest at December 31, 2016	5,235,931	$5.80	7.58	$35,246,927
Exercisable at December 31, 2016	3,027,112	$4.41	6.76	$24,559,384

Options outstanding at December 31, 2016	5,316,511	$5.84
Granted	1,365,400	9.39
Exercised	(35,366)	3.34
Forfeited	(183,750)	9.46
Options outstanding at December 31, 2017	6,462,795	$6.50	7.13	$20,467,335
Vested and expected to vest at December 31, 2017	6,462,795	$6.50	7.13	$20,467,335
Exercisable at December 31, 2017	4,066,066	$5.14	6.21	$18,100,589

Page | 91

Index
At December 31, 2017 there was approximately $12,968,689 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.48 years.

Note 8 – Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
State taxes	1.1%	1.2%	2.9%
Change in Statutory Rate	(25.6)%	-	-
Permanent differences	(11.0)%	(10.6)%	(5.8)%
Research and development	21.2%	16.0%	14.3%
State taxes/ sale of NOL	4.8%	4.5%	3.8%
Valuation allowance	(19.7)%	(40.6)%	(45.8)%
Other	-	-	0.4%
Effective tax rate	4.8%	4.5%	3.8%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2017	2016
Federal net operating losses	$21,312,121	$23,644,647
State net operating losses	2,268,249	1,554,730
Stock options	1,608,750	1,419,494
Federal tax credit	24,060,243	12,709,438
State tax credits	384,740	353,684
Amortization	612,878	69,529
Accrued expense	7,027	2,731
Other	30,999	18,042
Total gross deferred tax assets	50,285,007	39,772,295
Less valuation allowance	(50,285,007)	(39,772,295)
Net deferred tax assets	$-	$-

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. There was a full valuation allowance against the net deferred tax assets as of December 31, 2017 and December 31, 2016.

At December 31, 2017, the Company had federal net operating loss ("NOL") carryforwards of approximately $101.5 million which expire between 2029 and 2037. At December 31, 2017, the Company had federal research and development credits carryforwards of approximately $1.9 million and an orphan drug credit carryover of approximately $22.1 million. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company's capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

Page | 92

Index
At December 31, 2017, the Company had approximately $31.9 million of State of New Jersey NOL's which expire between 2030 and 2037. At December 31, 2017, the Company had approximately $0.4 million of the State of New Jersey research development credits carryforwards.  The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net loss carryforwards. In 2017, the Company sold $26,097,607 of State of New Jersey NOL's and $424,466 of State of New Jersey R&D Credits for $2,586,057.  In 2016, the Company sold $19,196,765 of State of New Jersey NOL's and $257,222 of State of New Jersey R&D Credits for $1,845,986.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2017, there were no uncertain positions. The Company's U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. In September 2017, the IRS concluded auditing the Company's 2015 tax year resulting in a no change letter.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2017.

On December 22, 2017, H.R. 1 (also, known as the Tax Cuts and Jobs Act (the “Act”)) was signed into law.  Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. federal corporate tax rate to 21%.  As a result, the Company believes that the most significant impact on its consolidated financial statements will be reduction of approximately $13.6 million for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company’s valuation allowance.  The Company is also in the process of considering the impact under the Act of the disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m).  If an adjustment to the deferred tax asset is required, the impact will be offset by a corresponding adjustment to the valuation allowance.

Note 9 – Commitments and Contingencies

Evonik

The Company entered into an agreement with SurModics Pharmaceuticals, Inc. ("SurModics") in October 2010 for the exclusive worldwide licensing of certain technology, patent rights and know-how rights related to the production of EG-1962, the Company's lead product candidate (the "Evonik Agreement"). This agreement was later transferred to Evonik Industries AG ("Evonik") when it purchased substantially all the assets of SurModics.

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

Oakwood Amended and Restated Master Formulation Development Agreement

In June 2017, the Company entered into an Amended and Restated Master Formulation Development Agreement (the “Restated Development Agreement”) with Oakwood Laboratories, L.L.C. (“Oakwood”), pursuant to which Oakwood will continue to provide the Company with certain drug formulation development and non-commercial manufacturing services for EG-1962, in accordance with project plans to be entered into from time to time.  Oakwood is currently performing process engineering, optimization and other scale up activities for the Company and is currently the sole manufacturer of EG-1962 used in Edge’s ongoing NEWTON 2 Phase 3 pivotal trial for EG-1962.

Under the Restated Development Agreement, we agreed to pay Oakwood to perform services under agreed upon project plans and to pay Oakwood up to an aggregate of $4.5 million.  In July 2017, we paid $1.5 million of such aggregate amount in connection with entering into the Restated Development Agreement.  Of the remaining $3.0 million of such aggregate amount, $0.5 million is payable no later than April 1, 2018 and $2.5 million is payable no later than April 1, 2019.   These remaining payments may be accelerated if: (i) we achieve various regulatory milestones, (ii) we close an equity or similar financing in excess of a predetermined amount, or (iii) there is an early termination, under certain circumstances, of the Restated Development Agreement or the Supply Agreement with Oakwood.

Page | 93

Index
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

Employment Agreements

The Company has entered into employment agreements with each of its executive officers. The agreements generally provide for, among other things, salary, bonus and severance payments. The employment agreements provide for between 12 months and 18 months of severance benefits to be paid to an executive (as well as certain potential bonus, COBRA and equity award benefits), subject to the effectiveness of a general release of claims, if the executive terminates his or her employment for good reason or if the Company terminates the executive's employment without cause. The continued provision of severance benefits is conditioned on each executive's compliance with the terms of the Company's confidentiality and invention and assignment agreement as well as his or her release of claims.

Page | 94

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

Rent expense is recognized on a straight line basis where there are escalating payments, and was approximately $602,925, $344,341 and $207,541 for the years ended December 31, 2017, 2016 and 2015 , respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017:

Year Ended December 31,
2018	$602,461
2019	604,541
2020	603,371
2021	530,385
2022 and after	-
Total minimum payments required	$2,340,758

Note 10 - Debt

On August 28, 2014, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (the "Original Loan Agreement"). The Original Loan Agreement provided funding for an aggregate principal amount of up to $10,000,000 in three separate term loans. The first term loan was funded on August 28, 2014 in the amount of $3,000,000. The second term loan of $3,000,000 was funded on January 29, 2015. Both the first and second term loans were due to mature on March 1, 2018. The Company elected not to draw the third term loan of $4.0 million, the availability of which expired on June 30, 2015. Initially, the loan bore interest at a rate per annum equal to the greater of (i) 10.45% or (ii) the sum of (a) 10.45% plus (b) the prime rate (as reported in The Wall Street Journal) minus 4.50%. On April 6, 2015, the base rate on the loan was lowered to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 4.50. The Company was required to make interest-only payments on the loan through September 2015.

Commencing in October 2015, the term loans began amortizing in equal monthly installments of principal and interest over 30 months. On the maturity date or the date the loan otherwise became due and payable, the Company was also required to make a payment equal to 1.5% of the total amounts funded under the Original Loan Agreement.

On August 1, 2016, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc. Pursuant to the Amended Loan Agreement, the Company may borrow up to $20,000,000. At closing, the Company borrowed $15,000,000 of the amount available for draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement, fees and expenses). On May 23, 2017, the Company elected to draw down the second tranche of $5 million.  Amounts drawn under the Amended Loan Agreement bear interest at a rate per annum equal to the greater of either (i) the sum of (a) 9.15%, plus (b) the prime rate as reported in The Wall Street Journal minus 4.50% or (ii) 9.15%. The effective interest rate on the loan as of December 31, 2017 was 9.15%.  The Amended Loan Agreement requires interest-only payments until March 1, 2018, and on that date the Company will begin to repay the principal balance of the loan in 24 equal monthly payments of principal and interest through the scheduled maturity date of February 3, 2020. In January 2018, the Company satisfied a certain condition as described in the Amended Loan Agreement to extend the period of interest-only payments to September 1, 2018 and the maturity date was extended to August 3, 2020. The interest-only payment period may be extended for an additional six months at the lender’s discretion.

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

Page | 95

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

Future principal payments on the note as of December 31, 2017 were as follows:

Year Ended December 31,:	(000's)
2018	$3,075
2019	9,822
2020	7,103
$20,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. The Company believes the estimated fair value at December 31, 2017 approximates the carrying amount.

Note 11 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401K employer contribution for the 2017, 2016 and 2015 plan years were $258,383, $16,979 and $15,253 respectively.

Note 12 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes unaudited quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data).

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total operating expenses	$11,791	$13,149	$10,903	$16,124	$51,967
Loss from operations	$(11,791)	$(13,149)	$(10,903)	$(16,124)	$(51,967)
Net loss and comprehensive loss	$(12,170)	$(13,504)	$(11,281)	$(13,905)	$(50,860)
Net loss attributable to common stockholders	$(12,170)	$(13,504)	$(11,281)	$(13,905)	$(50,860)
Loss per share attributable to common stockholders basic and diluted	$(0.42)	$(0.44)	$(0.37)	$(0.45)	$(1.67)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total operating expenses	$9,032	$9,264	$10,277	$10,939	$39,512
Loss from operations	$(9,032)	$(9,264)	$(10,277)	$(10,939)	$(39,512)
Net loss and comprehensive loss	$(9,170)	$(9,376)	$(10,759)	$(9,516)	$(38,821)
Net loss attributable to common stockholders	$(9,170)	$(9,376)	$(10,759)	$(9,516)	$(38,821)
Loss per share attributable to common stockholders basic and diluted	$(0.32)	$(0.33)	$(0.37)	$(0.33)	$(1.34)

Basic and diluted net loss per share amounts included in the above table were computed independently for each of the quarters presented. Accordingly, the sum of the quarterly basic and diluted net loss per share amounts may not agree to the total for the year.

Page | 96