Form 10-Q
period 2018-03-31
Edge Therapeutics, Inc.
filed 2018-05-01
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The number of shares of the registrant's Common Stock, par value $0.00033 per share, outstanding as of April 25, 2018 was 31,246,231.

Table of Contents

Edge Therapeutics, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

Page | 2

Index
PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGE THERAPEUTICS, INC.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$74,996,609	$88,067,647
Prepaid expenses and other current assets	917,065	986,680
Total current assets	75,913,674	89,054,327

Property and equipment, net	552,757	3,423,880
Other assets	142,870	142,870

Total assets	$76,609,301	$92,621,077

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,957,284	$4,369,133
Accrued expenses	8,472,881	5,422,205
Short term debt	20,900,000	3,075,421
Total current liabilities	32,330,165	12,866,759

Noncurrent liability:
Long term debt	-	17,382,907

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized at March 31, 2018 and December 31, 2017, 0 outstanding	-	-
Common stock, $0.00033 par value, 75,000,000 shares authorized at March 31, 2018 and December 31, 2017, 31,246,231 shares and 30,869,205 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10,524	10,400
Additional paid-in capital	217,057,074	214,309,370
Accumulated deficit	(172,788,462)	(151,948,359)
Total stockholders' equity	44,279,136	62,371,411

Total liabilities and stockholders' equity	$76,609,301	$92,621,077

See accompanying notes to the condensed financial statements.

Page | 3

Index
EDGE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development expenses	$12,742,085	$7,589,496
General and administrative expenses	4,681,516	4,201,842
Impairment charges	2,672,581	-

Total operating expenses	20,096,182	11,791,338

Loss from operations	(20,096,182)	(11,791,338)

Other income (expense):
Interest income	246,639	96,259
Interest expense	(990,560)	(475,141)

Net loss and comprehensive loss	$(20,840,103)	$(12,170,220)

Loss per share basic and diluted	$(0.67)	$(0.42)

Weighted average common shares outstanding basic and diluted	30,965,874	28,998,616

See accompanying notes to the condensed financial statements.

Page | 4

Index
EDGE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(20,840,103)	$(12,170,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,985,786	1,485,705
Stock-based 401K company common match	40,847	121,620
Depreciation expense	48,542	42,306
Impairment of machinery and equipment	2,672,581	-
Amortization of debt discount	1,039	12,365
Amortization of debt issuance costs	125,355	27,102
Non-cash interest expense	405,278	92,549
Changes in assets and liabilities:
Prepaid expenses and other assets	219,615	255,055
Accounts payable	(1,411,849)	(943,416)
Accrued expenses	3,050,676	303,255

Net cash used in operating activities	(13,702,233)	(10,773,679)

Cash flows from investing activities:
Purchases of property and equipment	-	(89,284)

Net cash used in investing activities	-	(89,284)

Cash flows from financing activities:
Proceeds from exercise of stock options	721,195	50,960
Proceeds from exercise of warrants	-	3,745
Payments for debt issuance costs	(90,000)	-

Net cash provided by (used in) financing activities	631,195	54,705

Net decrease in cash	(13,071,038)	(10,808,258)
Cash and cash equivalents at beginning of period	88,067,647	106,398,919

Cash and cash equivalents at end of period	$74,996,609	$95,590,661

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$457,499	$343,125

See accompanying notes to the condensed financial statements.

Page | 5

Index
Edge Therapeutics, Inc.
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Nature of Operations

Edge Therapeutics, Inc. (the "Company") is a clinical-stage biotechnology company that seeks to discover, develop and commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening conditions.  On March 28, 2018, the Company announced that a pre-specified interim analysis performed on data from the Day 90 visit of the first 210 subjects randomized and treated in the Phase 3 NEWTON 2 study of EG-1962 in adults with aneurysmal subarachnoid hemorrhage demonstrated a low probability of achieving a statistically-significant difference compared to the standard of care in the study's primary endpoint, if the study were to be fully enrolled.  The independent Data Monitoring Committee ("DMC") for the NEWTON 2 study recommended that the study be stopped based on this demonstration.  The DMC also reported that there were no safety concerns attributed to EG-1962.

Based on the DMC recommendation, the Company decided to discontinue the NEWTON 2 study and took steps to notify health authorities and clinical investigators participating in the study. The Company is in the process of performing analyses of the cumulative unblinded data from the NEWTON 2 study to better understand the basis for this outcome. On April 30, 2018, the Company announced that it is currently exploring strategic alternatives, which may include, without limitation, an acquisition of another company, acquisitions or in-licensing of products or product candidates, technologies or other assets, the sale of all or substantially all of the assets of the Company, a sale of stock, a strategic merger or other business combination transaction or other transaction between the Company and a third party.  The Company has retained Piper Jaffray & Co, to serve as the financial advisor to its Board of Directors in the process. The Company does not have a defined timeline for the exploration of strategic alternatives and there can be no assurance that the process will result in any strategic alternative being announced or consummated. The Company does not intend to discuss or disclose further developments during this process unless and until its Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate. In the near term, the Company is reducing the scope of its operations, including the size of its workforce, in order to preserve its cash resources.

From the Company's inception, it has devoted substantially all of its efforts to business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital. The Company's future operations are highly dependent on the success of its strategic alternatives review and any transactions and operations resulting from that process.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at March 31, 2018, the statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), and following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited condensed financial statements as of that date. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2017.

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

The Company's operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the Company's review of strategic alternatives, the Company's ability to preserve its cash resources, the Company's ability to add product candidates to its pipeline, the Company's intellectual property, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company's ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company's ability to raise capital.
Page | 6

Index
The Company currently has no commercially approved products and has ceased all research and development activities related to EG-1962 and suspended research for its other product candidates.  As such, there can be no assurance that the Company's future research and development programs will be successfully commercialized. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting its intellectual property.

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

Following the DMC's recommendation that the NEWTON 2 Trial for EG-1962 be stopped, the Company decided to discontinue the NEWTON 2 study and has taken steps to notify health authorities and clinical investigators participating in the study.  The Company has ceased all further research and development activities for EG-1962 and suspended research for its other product candidates and implemented operating cost reductions and organizational restructurings while it seeks a strategic alternative, including a reduction in the Company's workforce, to preserve its cash resources and better align the organization with its current operating plan.

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
Page | 7

Index
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of March 31,
	2018	2017
Stock options to purchase Common Stock	7,341,468	6,193,461
Warrants to purchase Common Stock	78,596	403,782
Total	7,420,064	6,597,243

(I)	Accounting standards not yet adopted:

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

(J) Accounting standards adopted:

In March 2016, the FASB issued ASU No. 2016-09 which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Public companies were required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU on January 1, 2017.

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

There were no other material impacts to the Company's condensed financial statements as a result of adopting this updated standard.

Note 3 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2018 or 2017.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2018: (unaudited)
Cash and cash equivalents	$74,996,609	$74,996,609	$-	$-

As of December 31, 2017:
Cash and cash equivalents	$88,067,647	$88,067,647	$-	$-

Note 4 – Property and Equipment

In March 2018, following the recommendation of the Data Monitoring Committee, the company made the decision to close down the EG-1962 Newton 2 study. The company believes that it would highly be unlikely that the company would be able to use the manufacturing equipment for future use.   As a result, the company has taken an equipment impairment charge of $2,672,581. The write-down would bring down the value of the equipment to the Company's best estimate of its future value based on a range of estimates from a third-party seller. The equipment is being classified as Other Current Assets on the condensed balance sheet.
Page | 8

Index
Note 5 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of March 31, 2018	As of December 31, 2017
Accrued research and development costs (1)	$7,729,749	$2,857,025
Accrued professional fees	245,773	267,646
Accrued compensation	102,715	1,886,638
Accrued other	367,336	385,896
Deferred rent	27,308	25,000
Total	$8,472,881	$5,422,205

(1)	Balance as of March 31, 2018 includes estimated close down NEWTON 2 trial costs of $2.9 million and $2.0 million for CMO milestone payments.

Note 6 – Stock Options

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

In 2014, the Company's stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant up to 1,827,351 shares as both ISOs and NQs, subject to increases as hereafter described (the "Plan Limit"). In addition, on January 1, 2015 and each January 1 thereafter prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the 2014 Equity Incentive Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2016, 2017 and 2018 the Plan Limit was increased to 3,047,323 shares, 4,204,063 shares and 5,438,831 shares, respectively.

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

The Company issued the following non-qualified options to purchase shares of common stock to its newly appointed executives.  The awards were granted outside of the Company's 2014 Equity Incentive Plan and vest over four years with 25% vesting one year following the date of hire, and the remaining 75% vesting in 36 equal monthly installments thereafter, subject to continued service to the Company through each vesting date and subject to acceleration or forfeiture upon the occurrence of certain events as set forth in the applicable option agreement and employment agreement. The grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of employment compensation.

Issue Date	25% Vesting Date	Executive	Number of Options
November 16, 2015	October 30, 2016	SVP, General Counsel and Secretary	80,000
November 1, 2016	October 17, 2017	Chief Operating Officer	150,000
March 1, 2017	February 28, 2018	SVP, Regulatory Affairs	80,000
November 1, 2017	October 31, 2018	Chief Financial Officer	200,000

The Company's stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Stock-Based Compensation
Research and development	$797,340	$608,443
General and administrative	1,188,446	877,262
Total	$1,985,786	$1,485,705

Page | 9

Index
The fair value of options and warrants granted during the three months ended March 31, 2018 and 2017 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended March 31,
	2018	2017
	Weighted Average	Weighted Average
	(unaudited)
Volatility	90.40%	89.37%
Risk-Free Interest Rate	2.34%	1.90%
Expected Term in Years	6.11	6.05
Dividend Rate	0.00%	0.00%
Fair Value of Option on Grant Date	$10.88	$6.67

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	6,462,795	$6.50
Granted	1,120,100	14.42
Exercised	(198,300)	3.64
Forfeited	(43,127)	12.09
Options outstanding at March 31, 2018	7,341,468	$7.75	7.36	$151,247
Vested and expected to vest at March 31, 2018	7,341,467	$7.75	7.36	$151,247
Exercisable at March 31, 2018	4,280,124	$5.53	6.20	$151,247

At March 31, 2018 there was approximately $22,737,886 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.8 years.

Note 7 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. There was a full valuation allowance against the net deferred tax assets as of March 31, 2018 and December 31, 2017.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2017, there were no uncertain positions. The Company's U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. In September 2017, the IRS concluded auditing the Company's 2015 tax year resulting in a no change letter.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three months ended March 31, 2018 and 2017.
Page | 10

Index
On December 22, 2017, H.R. 1 (also, known as the Tax Cuts and Jobs Act (the "Act")) was signed into law.  Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. federal corporate tax rate to 21%.  As a result, the Company believes that the most significant impact on its condensed financial statements will be reduction of approximately $13.6 million for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company's valuation allowance.  The Company is also in the process of considering the impact under the Act of the disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m).  If an adjustment to the deferred tax asset is required, the impact will be offset by a corresponding adjustment to the valuation allowance.

Note 8 – Commitments and Contingencies

Evonik

The Company entered into an agreement with SurModics Pharmaceuticals, Inc. ("SurModics") in October 2010 for the exclusive worldwide licensing of certain technology, patent rights and know-how rights related to the production of EG-1962, (the "Evonik Agreement"). This agreement was later transferred to Evonik Industries AG ("Evonik") when it purchased substantially all the assets of SurModics.

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

The term of the Evonik Agreement will continue until the expiration of the Company's obligation to pay royalties to Evonik. Either party may terminate the Evonik Agreement due to material breach by the other party. Evonik may terminate the Evonik Agreement or convert it to a non-exclusive license, in either case upon giving the Company written notice, if the Company fails to use commercially reasonable efforts to hit certain specified development, regulatory and commercial milestones.

Following the discontinuation of the NEWTON 2 trial for EG-1962, the Company has ceased all research and development efforts related to EG-1962 and suspended efforts on its other product candidates as it pursues strategic alternatives.  As such, unless the Company resumes such development activities, it is unlikely that the Company will have any additional milestone or royalty obligations to Evonik in the future.

Oakwood Amended and Restated Master Formulation Development Agreement

In June 2017, the Company entered into an Amended and Restated Master Formulation Development Agreement (the "Restated Development Agreement") with Oakwood Laboratories, L.L.C. ("Oakwood"), pursuant to which Oakwood agreed to continue to provide the Company with certain drug formulation development and non-commercial manufacturing services for EG-1962, in accordance with project plans that may be entered into from time to time.

Under the Restated Development Agreement, the Company agreed to pay Oakwood to perform services under agreed upon project plans and to pay Oakwood up to an aggregate of $4.5 million.  In July 2017, the Company paid $1.5 million of such aggregate amount in connection with entering into the Restated Development Agreement.  Of the remaining $3.0 million of such aggregate amount, $0.5 million is payable no later than April 1, 2018 and $2.5 million is payable no later than April 1, 2019.   These remaining payments may be accelerated if: (i) the Company achieves various regulatory milestones, (ii) the Company closes an equity or similar financing in excess of a predetermined amount, or (iii) there is an early termination, under certain circumstances, of the Restated Development Agreement or the Supply Agreement with Oakwood. The earned milestones have been accrued as of March 31, 2018.

As additional consideration for performance under the Restated Development Agreement and the Supply Agreement (as defined below), the Company agreed to pay Oakwood a royalty, during the Royalty Term, in an amount equal to a low single digit percentage of net sales of EG-1962, regardless of the manufacturer or supplier thereof.  The "Royalty Term" is the period commencing upon the commercial launch of EG-1962 by the Company and continuing until twelve (12) years following such launch.

The term of the Restated Development Agreement continues until the expiration or termination of the Supply Agreement, unless earlier terminated (the "Term").  The Company has the right to terminate project plans upon the occurrence of various circumstances described in the Restated Development Agreement.  In the event that the Company terminates the most recent project plan prior to completion (which would include the Company's recent decision to discontinue the development or commercialization of EG-1962), the Company must pay to Oakwood a termination fee for work completed which has been accrued as of March 31, 2018.
Page | 11

Index
Oakwood Manufacturing and Supply Agreement

Concurrent with its entry into the Restated Development Agreement, on June 30, 2017, the Company entered into a Manufacturing and Supply Agreement with Oakwood (the "Supply Agreement"), pursuant to which Oakwood agreed to manufacture and supply, and the Company agreed to purchase from Oakwood, EG-1962 in commercial quantities following the commercial launch of the product.

Pursuant to the Supply Agreement, the Company agreed to pay Oakwood milestone payments that could total up to an aggregate of $2.25 million upon the achievement of certain development and regulatory milestones.

The term of the Supply Agreement will terminate automatically upon the termination of the Restated Development Agreement for any reason.  Additionally, either party may terminate the Supply Agreement upon a material breach by the other party that fails to be cured in the applicable cure period.

Following the discontinuation of the NEWTON 2 trial for EG-1962, the Company has ceased all research and development efforts related to EG-1962 and suspended efforts on its other product candidates.  As such the Company may terminate the Supply Agreement immediately upon notice to Oakwood (which will also result in the automatic termination of the Restated Development Agreement); provided, that if it chooses to do so prior to completion of the most recent project plan attached to the Restated Development Agreement, the Company must pay to Oakwood a termination fee. While certain of the Company's milestone payments to Oakwood will remain outstanding (including the termination fee in the event the Restated Development Agreement is terminated), unless the Company resumes such development activities, it is unlikely that the Company will be required to pay additional milestone or royalty payments to Oakwood in the future pursuant to the Restated Development Agreement or the Supply Agreement.

Class Action Civil Litigation

On April 23, 2018, a purported securities class action complaint was filed against the Company, Brian Leuthner (the Company's President and Chief Executive Officer) and Andrew Saik (the Company's Chief Financial Officer) in the United States District Court for the District of New Jersey, Sanfilippo v. Edge Therapeutics, Inc., Case No. 2:18-cv-8236.  The complaint alleges that the Company, Mr. Leuthner and Mr. Saik violated Section 10(b) of the Securities Exchange Act of 1934 by making false and misleading statements concerning the Company's business, operations and prospects by failing to disclose that EG-1962 would likely fail a futility analysis.  The complaint is brought on behalf of all purchasers of the Company's common stock between December 27, 2017 and March 27, 2018, and seeks unspecified damages.  None of the Company, Mr. Leuthner, or Mr. Saik have been served with the complaint and their time to respond has not yet expired.  The Company and its executives intend to defend themselves vigorously in the action.  There can be no guarantee as to the outcome or timing of any resolution.

Employment Agreements

The Company has entered into employment agreements with each of its executive officers. The agreements generally provide for, among other things, salary, bonus and severance payments. The employment agreements generally provide for between 12 months and 18 months of severance benefits to be paid to an executive (as well as certain potential bonus, COBRA and equity award benefits), subject to the effectiveness of a general release of claims, if the executive terminates his or her employment for good reason or if the Company terminates the executive's employment without cause.  Such severance payments may be provided for as long as 24 months in connection with a termination following a change of control.   The continued provision of severance benefits is conditioned on each executive's compliance with the terms of the Company's confidentiality and invention and assignment agreement as well as his or her release of claims.

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

Rent expense is recognized on a straight line basis where there are escalating payments, and was approximately $152,026 and $148,060 for the three months ended March 31, 2018 and 2017, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2018:

Year ended December 31,
2018 (remaining)	$452,164
2019	604,541
2020	603,371
2021	530,386
2022 and after	-
Total minimum payments required	$2,190,462

Page | 12

Index
Note 9 – Debt

On August 28, 2014, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., (the "Original Loan Agreement"). The Original Loan Agreement provided funding for an aggregate principal amount of up to $10,000,000 in three separate term loans. The first term loan was funded on August 28, 2014 in the amount of $3,000,000. The second term loan of $3,000,000 was funded on January 29, 2015. Both the first and second term loans were due to mature on March 1, 2018. The Company elected not to draw the third term loan of $4.0 million, the availability of which expired on June 30, 2015. Initially, the loan bore interest at a rate per annum equal to the greater of (i) 10.45% or (ii) the sum of (a) 10.45% plus (b) the prime rate (as reported in The Wall Street Journal) minus 4.50%. On April 6, 2015, the base rate on the loan was lowered to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 4.50%. The Company was required to make interest-only payments on the loan through September 2015.

Commencing in October 2015, the term loans began amortizing in equal monthly installments of principal and interest over 30 months. On the maturity date or the date the loan otherwise became due and payable, the Company was also required to make a payment equal to 1.5% of the total amounts funded under the Original Loan Agreement.

On August 1, 2016, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc. ("Hercules"). Pursuant to the Amended Loan Agreement, the Company was able to borrow up to $20,000,000. At closing, the Company borrowed $15,000,000 of the amount available for draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement, fees and expenses). On May 23, 2017, the Company elected to draw down the second tranche of $5 million.  Amounts drawn under the Amended Loan Agreement bear interest at a rate per annum equal to the greater of either (i) the sum of (a) 9.15%, plus (b) the prime rate as reported in The Wall Street Journal minus 4.50% or (ii) 9.15%. The effective interest rate on the loan as of March 31, 2018 was 9.40%.  The Amended Loan Agreement originally required interest-only payments until March 1, 2018, and repayment of the principal balance thereafter of the loan in 24 equal monthly payments of principal and interest through the original scheduled maturity date of February 3, 2020. In January 2018, the Company satisfied a certain condition as described in the Amended Loan Agreement extending the period of interest-only payments to September 1, 2018 and the maturity date to August 3, 2020. The interest-only payment period may further be extended for an additional six months at the lender's discretion.

Pursuant to the Amended Loan Agreement, in March 2018, the Company made a payment of $90,000, which is equal to 1.5% of the total amounts funded under the Original Loan Agreement.  On the maturity date or the date the loan otherwise becomes due and payable, under the Amended Loan Agreement the Company must also make a payment of $900,000, which is equal to 4.5% of the total amounts available under the Amended Loan Agreement.  Hercules has the right to accelerate the Company's outstanding obligation due to the material adverse change. As a result, the entire amount of $900,000 has been recorded as of March 31, 2018.  In addition, if the Company prepays the term loan (i) during the first year following the initial closing, the Company must pay a prepayment charge equal to 2% of the amount being prepaid, (ii) during the second year following the closing, the Company must pay a prepayment charge equal to 1% of the amount being prepaid, and (iii) after the second year following the closing, the Company must pay a prepayment charge equal to 0.5% of the amount being prepaid.

The loan is secured by substantially all of the Company's assets, other than intellectual property, which is the subject of a negative pledge. Under the Amended Loan Agreement, the Company is subject to certain customary covenants that limit or restrict the Company's ability to, among other things, incur additional indebtedness, investments, distributions, transfer assets, make acquisitions, grant any security interests, pay cash dividends, repurchase its Common Stock, make loans, or enter into certain transactions without prior consent. The Amended Loan Agreement contains several events of default, including, among others, payment defaults, breaches of covenants or representations, material impairment in the perfection of Hercules' security interest or in the collateral and events related to bankruptcy or insolvency, including a material adverse change in the prospects of the Company.

 Upon an event of default, Hercules may declare all outstanding obligations immediately due and payable (along with a prepayment charge), a default rate of an additional 5.0% may be applied to the outstanding loan balances, and Hercules may take such further actions as set forth in the Amended Loan Agreement, including collecting or taking such other action with respect to the collateral pledged in connection with the Amended Loan Agreement.  The Company has discussed its decision to halt its NEWTON 2 clinical trial and its ceasing research and development activities for its EG-1962 and suspension of its other product candidates with Hercules, an event that may be considered a material adverse change in the prospects of the Company, Hercules has not declared an event of default or indicated that it will accelerate the Company's $20,000,000 outstanding obligations.  Since Hercules may have the right to accelerate the Company's outstanding obligations, the Company has reclassified these obligations, including the $900,000 end of facility payment described above, from long term debt to short term debt.  Hercules has informed the Company that it will defer discussion on the debt until late in the second quarter of 2018 as to allow the Company a period of time to conduct its strategic review process.
Page | 13

Index
Future principal payments prior to any material adverse change event on the note as of March 31, 2018 were as follows:

Year Ending in December 31:	(000's)
2018 (remaining)	$3,069
2019	9,817
2020	7,114
2021	-
Total	$20,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. The Company believes the estimated fair value at March 31, 2018 approximates the carrying amount.

Note 10 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401K employer contributions were $82,715 and $121,620 for the three months ended March 31, 2018 and 2017, respectively.

Note 11 – Subsequent Events

On May 1, 2018, the Company announced a planned reduction in its workforce as a result of stopping its NEWTON 2 clinical trial for EG-1962 and suspending the related manufacturing activities. The Company will reduce its headcount from 37 to 8 employees and result in a severance charge of $3.724 million.

Page | 14

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report") and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report") filed with the SEC on March 1, 2018. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to "Edge," "the Company," "we," "us" and "our" refer to Edge Therapeutics, Inc., a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading "Risk Factors" contained in the Annual Report.  In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report and you should not place undue reliance on these forward-looking statements.

These forward-looking statements may include, but are not limited to, statements about:

●	our plans to explore strategic alternatives for the Company and our ability to successfully complete a strategic transaction;

●	the timing of completion of any strategic transaction, sale and/or liquidation, if any;

●	our ability to reduce operating expenses and conserve cash resources;

●	timing and amount of termination costs incurred in connection with our workforce reduction plan;

●	the accuracy of estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

●	our ability to obtain funding for our operations in the event we determine to raise additional capital;

●	our ability to retain key scientific or management personnel;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the possibility of dissolving our Company;

●	our ability to maintain our listing on the Nasdaq Stock Market;

●	regulatory developments in the United States and foreign countries;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); and

●	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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
Page | 15

Index
Overview

We are a clinical-stage biotechnology company that seeks to discover, develop and commercialize novel, hospital-based therapies capable of transforming treatment paradigms in the management of acute, life-threatening conditions.

On March 28, 2018, we announced that a pre-specified interim analysis performed on data from the Day 90 visit of the first 210 subjects randomized and treated in the Phase 3 NEWTON 2 study of EG-1962 in adults with aneurysmal subarachnoid hemorrhage demonstrated a low probability of achieving a statistically-significant difference compared to the standard of care in the study's primary endpoint, if the study were to be fully enrolled.  The independent Data Monitoring Committee, or the DMC, for the NEWTON 2 study recommended that the study be stopped based on this demonstration.  The DMC also reported that there were no safety concerns attributed to EG-1962.

Based on the DMC recommendation, we decided to discontinue the NEWTON 2 study and took steps to notify health authorities and clinical investigators participating in the study. We are in the process of performing analyses of the cumulative unblinded data from the NEWTON 2 study to better understand the basis for this outcome.

 We have discontinued the Phase 1 study of the safety, pharmacokinetics and clinical outcomes of EG-1962 administered intracisternally, or directly into the basal cisterns of the brain.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $20.8 million and $12.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of approximately $172.8 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for any of our product candidates, which we expect will take a number of years, or we enter into outbound licensing or future collaboration agreements.  If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

On April 17, 2018, our Board of Directors established a committee of convenience, our Transactions Committee. to explore strategic alternatives for the Company in order to maximize both near and long-term value for our shareholders, which may include, without limitation, an acquisition of another company, acquisitions or in-licensing of products or product candidates, technologies or other assets, the sale of all or substantially all of the assets of the Company, a sale of stock, a strategic merger or other business combination transaction or other transaction between the Company and a third party.

In April 2018, our Board of Directors retained Piper Jaffray & Co ("Piper") to serve as its financial advisor in the strategic review process. During the strategic alternatives process, we plan to continue to finance our operations with our existing cash. In the near term, we plan to reduce the scope of our operations, including the size of our workforce, in order to preserve our cash resource. Our ability to continue to support our operations is dependent, in the near-term, upon managing our cash resources as we pursue such strategic alternatives.  We have ceased research and development on EG-1962 and all of our other product candidates. We do not have a defined timeline for the exploration of strategic alternatives and we can provide no assurance that the process will result in any strategic alternative being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.]

As of March 31, 2018, we had $75.0 million in cash and cash equivalents.

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Revenue

We have not generated any revenues from commercial product sales and do not expect to generate any such revenue in the near future.  We may generate revenue in the future from a combination of research and development payments, license fees and other upfront payments or milestone payments.

Research and Development

Research and development expenses include employee-related expenses, licensing fees to use certain technology in our research and development projects, costs of acquiring, developing and manufacturing clinical trial materials, as well as fees paid to consultants and various entities that perform certain research and testing on our behalf. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed financial statements as prepaid or accrued expenses. Costs incurred in connection with research and development activities are expensed as incurred.
Page | 16

Index
We expect our research and development expenses to decrease in the near term as we wind down our activities on the NEWTON 2 study.  We have ceased all further research and development on EG-1962 and suspended our other product candidates.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017		$	%
	(in thousands)
Operating expenses:
Research and development expenses	$12,742	$7,589	$5,153		68%
General and administrative expenses	4,682	4,202	480		11%
Impairment charges	2,673	-	2,673		100%
Total operating expenses	20,097	11,791	8,306		70%
Loss from operations	(20,097)	(11,791)	(8,306)		70%
Other expense	-	-	-		0%
Interest (expense), net	(743)	(379)	(364)		96%
Net loss and comprehensive loss	$(20,840)	$(12,170)	$(8,670)		71%

Research and Development Expenses

Research and development (R&D) expenses increased to $12.7 million in the three months ended March 31, 2018 from $7.6 million for the same period in 2017. The increase of $5.1 million in 2018 was primarily attributable to an increase in external expenses for the NEWTON 2 study costs of $2.2 million and estimated study close down costs of $2.9 million for the NEWTON 2 study.

General and Administrative Expenses

General and administrative expenses increased to $4.7 million in the three months ended March 31, 2018 from $4.2 million for the same period in 2017. The $0.5 million increase was due primarily to increases in personnel costs of $0.1 million, and legal fees, professional fees and marketing costs of $0.4 million.

Impairment Charges

Charge in 2018 reflects the impairment charge to the write-down of machinery and equipment.

Interest Expense, net

Interest income and expense, net increased primarily due to interest expense for our loan and debt back end fees offset by an increase in interest income from interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

Since our inception and through March 31, 2018, we have raised aggregate net proceeds of $207.9 million to fund our operations, primarily $82.8 million from the sale of Common Stock, $87.5 million from the sale of preferred stock, par value of $0.00033 per share ("Preferred Stock"), $17.4 million net proceeds from a registered direct common stock offering and $20.0 million from a loan. As of March 31, 2018, we had total cash and cash equivalents of $75.0 million as compared to $88.1 million as of December 31, 2017. The $13.1 million decrease in total cash was due primarily to increased funding of operations, which mainly consisted of research and development activities and general and administrative expenses offset by proceeds from exercise of stock options.

On October 6, 2015, we completed the IPO of our Common Stock for aggregate gross proceeds of approximately $92.5 million. We received approximately $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.7 million.  All of the net proceeds were utilized by the end of February 2018.  In connection with the IPO, all Preferred Stock was converted into common stock. There is no Preferred Stock outstanding as of March 31, 2018.
Page | 17

Index
On April 21, 2017, we completed a registered direct common stock offering for gross proceeds of $18.0 million.  We received approximately $17.4 million in net proceeds after deducting the finder's fee and other offering costs.

In April 2018, we announced that we plan to explore strategic alternatives for the Company in order to maximize both near and long-term value for our shareholders,  which may include, without limitation, an acquisition of another company, acquisitions or in-licensing of products or product candidates, technologies or other assets, the sale of all or substantially all of the assets of the Company, a sale of stock, a strategic merger or other business combination transaction or other transaction between the Company and a third party.  In April 2018, our Board of Directors retained Piper to serve as its financial advisor in the strategic review process.  During the strategic alternatives process, we plan to continue to finance our operations with our existing cash. Our ability to continue to support our operations is dependent, in the near-term, upon managing our cash resources as we pursue such strategic alternatives.  We have ceased research and development on EG-1962 and all of our other product candidates. We do not have a defined timeline for the exploration of strategic alternatives and we can provide no assurance that the process will result in any strategic alternative being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.

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

On August 1, 2016, we entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc. ("Hercules").  Pursuant to the Amended Loan Agreement, we were able to borrow up to $20.0 million. At closing, we borrowed $15.0 million of the amount available for draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement, fees and expenses). On May 23, 2017, we elected to draw down the second tranche of $5 million.  Amounts drawn under the Amended Loan Agreement bear interest at a rate per annum equal to the greater of either (i) the sum of (a) 9.15%, plus (b) the prime rate as reported in The Wall Street Journal minus 4.50% or (ii) 9.15%. The effective interest rate on the loan as of March 31, 2018 was 9.40%.  The Amended Loan Agreement originally required interest-only payments until March 1, 2018, and repayment of the principal balance thereafter of the loan in 24 equal monthly payments of principal and interest through the original scheduled maturity date of February 3, 2020. In January 2018, we satisfied a certain condition as described in the Amended Loan Agreement extending the period of interest-only payments to September 1, 2018 and the maturity date to August 3, 2020. The interest-only payment period may further be extended for an additional six months at the lender's discretion.

Pursuant to the Amended Loan Agreement, in March 2018, we made a payment of $90,000 which is equal to 1.5% of the total amounts funded under the Original Loan Agreement.  On the maturity date or the date the loan otherwise becomes due and payable, under the Amended Loan Agreement we must also make a payment of $900,000, which is equal to 4.5% of the total amounts available under the Amended Loan Agreement. In addition, if we prepay the term loan (i) during the first year following the initial closing, we must pay a prepayment charge equal to 2% of the amount being prepaid, (ii) during the second year following the closing, we must pay a prepayment charge equal to 1% of the amount being prepaid, and (iii) after the second year following the closing, we must pay a prepayment charge equal to 0.5% of the amount being prepaid.

The loan is secured by substantially all of our assets, other than intellectual property, which is the subject of a negative pledge. Under the Amended Loan Agreement, we are subject to certain customary covenants that limit or restrict our ability to, among other things, incur additional indebtedness, investments, distributions, transfer assets, make acquisitions, grant any security interests, pay cash dividends, repurchase our common stock, make loans, or enter into certain transactions without prior consent. The Amended Loan Agreement contains several events of default, including, among others, payment defaults, breaches of covenants or representations, material impairment in the perfection of Hercules' security interest or in the collateral and events related to bankruptcy or insolvency, including a material adverse change in the prospects of the Company.
Page | 18

Index
Upon an event of default, Hercules may declare all outstanding obligations immediately due and payable (along with a prepayment charge), a default rate of an additional 5.0% may be applied to the outstanding loan balances, and Hercules may take such further actions as set forth in the Amended Loan Agreement, including collecting or taking such other action with respect to the collateral pledged in connection with the Amended Loan Agreement.  We have discussed our decision to halt our NEWTON 2 clinical trial and our ceasing research and development activities for its EG-1962 and our other product candidates with Hercules, an event that may be considered a material adverse change in our prospects, but Hercules has not declared an event of default or indicated that it will accelerate our $20.0 million outstanding obligations, and has informed us that it will defer discussion on the debt until late in the second quarter of this year as to allow us a period of time to conduct our strategic review process.  Since Hercules may have the right to accelerate our outstanding obligations, including the $900,000 end of facility payment described above, we have reclassified these obligations from long term debt to short term debt.

Cash flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017

Net cash used in operating activities	$(13,702)	$(10,774)
Net cash used in investing activities	-	(89)
Net cash provided by financing activities	631	55
Net decrease in cash	$(13,071)	$(10,808)

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.7 million and $10.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash used in operating activities of $2.9 million was primarily due to an increase in our research and development expenses as a result of additional clinical trial sites being activated in addition to an increase in general and administrative expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities relates entirely to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was due to the receipt of net proceeds from exercise of stock options of $0.7 million partially offset by a payment of debt fees of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2017 was due to the receipt of net proceeds from exercise of stock options and warrants.

Operating Capital Requirements

Our future capital requirements are difficult to forecast.  We expect that our research and development expenses will decrease significantly due to the discontinuation of the NEWTON 2 study for EG-1962 and further research and development activities for EG-1962 and our other product candidates, at least until the strategic review process is complete.

We believe that our existing cash and cash equivalents as of March 31, 2018, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Moreover, if circumstances are favorable, we may seek to secure additional capital opportunistically.  Our future capital requirements are difficult to forecast and will depend on many factors, including:

●	our plans to explore strategic alternatives for the Company and our ability to execute on those plans;

●	our ability to manage costs associated with winding down our current research and development activities and restructuring our organization;
Page | 19

Index
●	the timing and nature of any strategic transactions that we undertake;

●	personnel-related expenses, including salaries, benefits, severance, stock-based compensation expense and other compensation costs related to implementing our restructuring plan;

●	the scope and nature of activities we may pursue to advance clinical development for our product candidates, if any;

●	the number and characteristics of product candidates that we develop or may acquire or in-license; and

●	the cost incurred in responding to disruptive actions by activist stockholders;

Please see the section titled "Risk Factors" elsewhere in the Annual Report for additional risks associated with our operations.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated not including the payment of our debt upon its potential acceleration upon the declaration of an event of a default:

As of March 31, 2018	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt principal and interest	$23,748	$7,218	$16,530	$-	$-
Operating lease obligations	2,190	605	1,208	377	-
Milestone payments	3,000	3,000	-	-	-
Total contractual obligations	$28,938	$10,823	$17,738	$377	$-

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

Milestone and Royalty-based Commitments

Pursuant to the Evonik Agreement, in exchange for the license, we agreed to make milestone payments totaling up to $14.75 million upon the achievement of certain development, regulatory and sales milestones detailed in the Evonik Agreement. We paid $0.25 million upon execution of the Evonik Agreement.  In August 2016, we paid a milestone of $1.0 million after we dosed the first patient in the Phase 3 clinical trial of EG-1962.  In addition, the Evonik Agreement calls for us to pay royalties on sales of certain products based on a mid-single digit percentage of net sales. The Evonik Agreement provides for the reduction of royalties in certain circumstances.  Following the discontinuation of the NEWTON 2 trial for EG-1962, we have ceased all research and development efforts related to EG-1962 and suspended our other product candidates as we pursue strategic alternatives.  As such, unless we resume such development activities, it is unlikely that we will have any additional milestones or royalty obligations to Evonik in the future.

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

Following the discontinuation of the NEWTON 2 trial for EG-1962, we have ceased all research and development efforts related to EG-1962 and our other product candidates.  As such we may terminate the Supply Agreement immediately upon notice to Oakwood (which will also result in the automatic termination of the Restated Development Agreement); provided, that if we choose to do so prior to completion of the most recent project plan attached to the Restated Development Agreement, we must pay to Oakwood a termination fee. While certain of our milestone payments to Oakwood will remain outstanding (including the termination fee in the event the Restated Development Agreement is terminated), unless we resume such development activities, it is unlikely that we will be required to pay additional milestone or royalty payments to Oakwood in the future pursuant to the Restated Development Agreement or the Supply Agreement.
Page | 20

Index
Critical Accounting Polices and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider our critical accounting policies and estimates to be related to stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Page | 21

Index
ITEM 3: Quantitative and Qualitative Disclosure about Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of March 31, 2018, we had cash equivalents of $75.0 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page | 22

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 23, 2018, a purported securities class action complaint was filed against the Company, Brian Leuthner (the Company's President and Chief Executive Officer) and Andrew Saik (the Company's Chief Financial Officer) in the United States District Court for the District of New Jersey, Sanfilippo v. Edge Therapeutics, Inc., Case No. 2:18-cv-8236.  The complaint alleges that the Company, Mr. Leuthner and Mr. Saik violated Section 10(b) of the Securities Exchange Act of 1934 by making false and misleading statements concerning the Company's business, operations and prospects by failing to disclose that EG-1962 would likely fail a futility analysis.  The complaint is brought on behalf of all purchasers of the Company's common stock between December 27, 2017 and March 27, 2018, and seeks unspecified damages.  None of the Company, Mr. Leuthner, or Mr. Saik have been served with the complaint and their time to respond has not yet expired.  The Company and its executives intend to defend themselves vigorously in the action.  There can be no guarantee as to the outcome or timing of any resolution.

ITEM 1A.	RISK FACTORS.

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed financial statements and accompanying notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. The risk factors set forth below contain material changes from, or additions to, the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Risks Related to Our Evaluation of Strategic Alternatives

Our business to date has been almost entirely dependent on the success of EG-1962, which recently had its Phase 3 clinical study terminated due to the low probability of its meeting its primary endpoint in our Phase 3 clinical study.  We have decided to suspend further research and development on EG-1962 and our other product candidates while we seek a strategic acquisition, business combination or partnership, and there is no guarantee that this strategic path will be successful.

On March 28, 2018, we announced that the DMC for our NEWTON 2 clinical trial for EG-1962 recommended that the NEWTON 2 study be stopped based on the DMC's conclusion that the study has a low probability of meeting its primary endpoint. Based on the DMC recommendation, we decided to discontinue the NEWTON 2 study and have taken steps to notify health authorities and clinical investigators participating in the study.  We are in the process of performing analyses of the cumulative unblinded data from the NEWTON 2 study to better understand the basis for this outcome. Nevertheless, we have ceased all further development of EG-1962 and our other product candidates and are implementing operating cost reductions and organizational restructurings while we seek a strategic alternative, including a reduction in our workforce, to preserve our cash resources and better align our organization with our current operating plan. Our strategic focus has shifted to the identification and evaluation of a range of potential strategic alternatives designed to maximize stockholder value.

In April 2018, we engaged Piper as our advisor to assist with the exploration of strategic alternatives.  Piper is providing a range of advisory services aimed to enhance stockholder value.  The alternatives to be considered may include, but are not limited to, an acquisition of another company; acquisitions or in-licensing of products or product candidates, technologies or other assets; the sale of all or substantially all of our assets; a strategic merger or other business combination transaction; or another transaction between us and a third party.  We have and expect to continue to devote substantial time and resources to exploring such strategic alternatives; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

Furthermore, we may acquire additional businesses, products or product candidates that complement or augment our existing business. Integrating any newly acquired business, product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired business, product or product candidate successfully. Our future financial performance will depend, in part, on our ability to manage any future growth effectively and our ability to integrate any acquired businesses.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
Page | 23

Index
There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations pursuant to the development of our product candidates; (ii) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (iii) obligations under our commercial agreements and debt facility with Hercules Capital, Inc.; and (iv) potential investigations or litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction would require significant time on the part of our management, and the diversion of management's attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

●	increased near-term and long-term expenditures;

●	exposure to unknown liabilities;

●	higher than expected acquisition or integration costs;

●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;

●	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership; and

●	inability to retain key employees of our company or any acquired business.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If we fail to continue to meet all applicable Nasdaq Global Select Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on The Nasdaq Global Select Market.  In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a "public shell company".  Additionally, if we conduct a reverse merger, the combined company following such transaction will need to meet Nasdaq's initial listing standards. If we are unable to achieve a strategic alternative, or we take too long to do so, our stock price may fall below the minimum price per share requirement.  If we are unable to comply with Nasdaq's listing standards, Nasdaq may determine to delist our common stock from The Nasdaq Global Select or other of Nasdaq's trading markets.  If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.
Page | 24

Index

Our debt obligations expose us to risks that could limit our flexibility in operating our business and adversely affect our business, operating results and financial condition. Additionally, we may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

Pursuant to our Amended Loan Agreement, we have borrowed $20.0 million from Hercules at an initial interest rate of 9.15% per annum, and for which we have paid Hercules an origination fee of $170,000.  The loan is currently payable in interest only payments through September 1, 2018, whereupon we must make 24 equal monthly payments of principal plus interest until the maturity date of August 3, 2020. Following our decision to discontinue the NEWTON 2 study and cease research and development efforts on EG-1962 and all of our other product candidates it is unlikely that we will be able to generate cash-flow in the near future.  As such, our requirement to make payments on this indebtedness will deplete our existing cash resources.

Additionally, the Amended Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions, including potential strategic transactions, without the prior written consent of Hercules.  The restrictive covenants of the Amended Loan Agreement could cause us to be unable to pursue our strategic alternatives in the manner we deem most beneficial to our stockholders.  A breach of these restrictive covenants could result in an event of default under the agreement.

Further, an event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs or we undergo a change of control.  Our recent decision to discontinue the NEWTON 2 study and cease research and development efforts on EG-1962 and all of our other product candidates may be considered a material adverse change and give Hercules the right to call an event of default under the Amended Loan Agreement.  Hercules has not declared an event of default or indicated that it will accelerate our outstanding obligations, but there is no guarantee that they will not do so in the future, including potentially upon any strategic transaction we may choose to undertake.  Hercules has informed us that it will defer discussion on the debt until late in the second quarter of this year as to allow us a period of time to conduct our strategic review process.  In the case of a continuing event of default under the agreement, Hercules could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted Hercules a security interest under the Amended Loan Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

We are party to ongoing stockholder litigation, and in the future could be party to additional stockholder litigation, which is expensive and could harm our business, financial condition and operating results and could divert management attention.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. We are currently and may be the target of this type of litigation in the future as a result of changes in our stock price, past transactions, results of clinical trials or other matters. Additionally, these events may also result in investigations by the SEC and the Financial Industry Regulatory Authority, Inc, or FINRA.  For example, we have received an inquiry from FINRA related to the trading in our securities in the periods around our public disclosure of the findings of the Data Monitoring Committee.  Securities litigation and regulatory investigations against us, whether or not resolved in our favor, could result in substantial costs and divert our management's attention from other business concerns, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.  Additionally, as further described in Item 1, "Legal Proceedings," and Note 8, "Commitments and Contingencies" to the financial statements accompanying this Quarterly Report on Form 10-Q, we are currently defending one putative securities class action that was filed in the United States District Court for the District of New Jersey on April 25, 2018. The complaint alleges that the Company, Mr. Leuthner and Mr. Saik violated Section 10(b) of the Securities Exchange Act of 1934 by making false and misleading statements concerning our business, operations and prospects by failing to disclose that EG-1962 would likely fail a futility analysis. We intend to vigorously defend ourselves in the action, however, we cannot determine the likelihood of, nor can we reasonably estimate the range of, any potential loss, if any, from this lawsuit.
 We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our corporate restructuring plans, and our restructuring activities may adversely affect our ability to consummate a strategic transaction that enhances stockholder value.

On May 1, 2018, we announced a planned reduction in our workforce as a result of stopping the NEWTON 2 clinical trial for EG-1962 and suspending the related manufacturing activities.  We plan to reduce our headcount from 37 to 8 employees in order to better align our resources with our operational needs going forward.  These reductions in force will result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, and the reallocation of certain job responsibilities, all of which could negatively affect operational efficiencies and increase our operating expenses such that we may not fully realize anticipated savings from the restructuring, and could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

We will be substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.
Page | 25

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

Provisions in our amended and restated certificate of incorporation, or certificate of incorporation, and amended and restated bylaws, or bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These provisions include:

●	authorizing the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

●	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;

●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	eliminating the ability of stockholders to call a special meeting of stockholders;

●	establishing a staggered board of directors; and

●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

Sales of Unregistered Securities

There were no unregistered sales of the Company's equity securities during the quarter ended March 31, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 30, 2018, Edge initiated a corporate realignment to focus its efforts and resources on its ongoing operations and future plans that include a reduction in its workforce.  This realignment was initiated following Edge's recent announcement that it is discontinuing the Phase 3 NEWTON 2 study, based on the recommendation of an independent Data Monitoring Committee (the "DMC") that Edge stop its Phase 3 NEWTON 2 study. The DMC recommendation was based on its conclusion that the study had a low probability of meeting its primary endpoint.

Edge anticipates completing a reduction in workforce from 37 employees to 8 employees by the end of the third fiscal quarter of fiscal year 2018.  In addition, Edge anticipates completing the payment of employee severance and benefits and certain retention compensation (approved on April 27, 2018 by the Compensation Committee of the Board of Directors), in the fourth quarter of fiscal year 2019.

Edge expects these actions to result in a reorganization charge of approximately $4.9 million for employee severance, retention compensation and related costs. In addition, Edge expects these actions to result in annualized cost savings of approximately $5.9 million. These savings may be partially offset by higher costs for outsourced services which cannot be quantified at this time.

ITEM 6.	EXHIBITS

A list of exhibits filed with this Quarterly Report or incorporated herein by reference is set forth in the Exhibit Index immediately following the signature page of this report and is incorporated into this Item 6 by reference.

Page | 26

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Eighth Amended and Restated Certificate of Incorporation of Edge Therapeutics, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 6, 2015, and incorporated by reference herein).

3.2	Second Amended and Restated Bylaws of Edge Therapeutics, Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 6, 2015, and incorporated by reference herein).

31.1	Principal Executive Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Page | 27

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edge Therapeutics, Inc.

May 1, 2018	By: /s/ Brian A. Leuthner
Brian A. Leuthner
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2018	By: /s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)

Page | 28