Form 10-Q
period 2018-06-30
Edge Therapeutics, Inc.
filed 2018-08-01
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of July 25, 2018 was 31,328,128.

Index
Table of Contents

Edge Therapeutics, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

Page | 2

Index
PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGE THERAPEUTICS, INC.

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$45,978,737	$88,067,647
Prepaid expenses and other current assets	580,279	986,680
Total current assets	46,559,016	89,054,327

Property and equipment, net	510,463	3,423,880
Other assets	142,870	142,870

Total assets	$47,212,349	$92,621,077

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,723,204	$4,369,133
Accrued expenses	6,024,527	5,422,205
Restructuring reserve	6,121,781	-
Short term debt	-	3,075,421
Total current liabilities	13,869,512	12,866,759

Noncurrent liability:
Long term debt	-	17,382,907

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized at June 30, 2018 and December 31, 2017, 0 outstanding	-	-
Common stock, $0.00033 par value, 75,000,000 shares authorized at June 30, 2018 and December 31, 2017, 31,328,128 shares and 30,869,205 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10,551	10,400
Additional paid-in capital	218,798,380	214,309,370
Accumulated deficit	(185,466,094)	(151,948,359)
Total stockholders' equity	33,342,837	62,371,411

Total liabilities and stockholders' equity	$47,212,349	$92,621,077

See accompanying notes to the condensed financial statements.

Page | 3

Index
EDGE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development expenses	$2,523,796	$8,975,304	$15,265,881	$16,564,800
General and administrative expenses	3,335,039	4,173,384	8,016,555	8,375,226
Restructuring expenses	6,646,242	-	6,646,242	-
Impairment charges	-	-	2,672,581	-

Total operating expenses	12,505,077	13,148,688	32,601,259	24,940,026

Loss from operations	(12,505,077)	(13,148,688)	(32,601,259)	(24,940,026)

Other income (expense):
Interest income	262,140	168,974	508,779	265,233
Interest expense	(434,695)	(524,768)	(1,425,255)	(999,909)

Net loss and comprehensive loss	(12,677,632)	(13,504,482)	(33,517,735)	(25,674,702)

Loss per share basic and diluted	$(0.41)	$(0.44)	$(1.08)	$(0.86)

Weighted average common shares outstanding basic and diluted	31,298,429	30,403,419	31,133,070	29,704,898

See accompanying notes to the condensed financial statements.

Page | 4

Index
EDGE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,517,735)	$(25,674,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,644,405	3,066,228
Stock-based 401K company common match	123,561	121,620
Depreciation expense	90,836	87,209
Impairment of machinery and equipment	2,672,581	-
Amortization of debt discount	1,039	22,012
Amortization of debt issuance costs	125,355	54,204
Non-cash interest expense	405,278	184,068
Changes in assets and liabilities:
Prepaid expenses and other assets	556,401	317,643
Accounts payable	(2,645,929)	824,032
Accrued expenses	602,322	940,303
Restructuring reserve	6,121,781	-

Net cash used in operating activities	(21,820,105)	(20,057,383)

Cash flows from investing activities:
Purchases of property and equipment	-	(105,662)

Net cash used in investing activities	-	(105,662)

Cash flows from financing activities:
Proceeds from issuance of debt	-	5,000,000
Proceeds from exercise of stock options	721,195	91,982
Proceeds from exercise of warrants	-	3,745
Payments for debt back-end fees	(990,000)	-
Repayment of debt	(20,000,000)	-
Proceeds from issuance of common stock, net of issuance costs	-	17,382,943

Net cash (used in) provided by financing activities	(20,268,805)	22,478,670

Net (decrease) increase in cash	(42,088,910)	2,315,625
Cash and cash equivalents at beginning of period	88,067,647	106,398,919

Cash and cash equivalents at end of period	$45,978,737	$108,714,544

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,051,167	$705,313

Supplemental cash flow information:
Accrued capital expenditures included in accrued expenses and accounts payable	$-	$55,089

See accompanying notes to the condensed financial statements.

Page | 5

Index
Edge Therapeutics, Inc.
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Nature of Operations

Edge Therapeutics, Inc. (the "Company") is a clinical-stage biotechnology company that seeks to discover, develop and commercialize novel therapies capable of transforming treatment paradigms in the management of medical conditions.  On March 28, 2018, the Company announced that a pre-specified interim analysis performed on data from the Day 90 visit of the first 210 subjects randomized and treated in the Phase 3 multi-center, randomized, double-blind, placebo-controlled NEWTON 2 study of EG-1962 in adults with aneurysmal subarachnoid hemorrhage demonstrated a low probability of achieving a statistically significant difference compared to the standard of care in the study’s primary endpoint, if the study were to be fully enrolled.  The independent Data Monitoring Committee (“DMC”) for the NEWTON 2 study recommended that the study be stopped based on this demonstration.  The DMC also reported that there were no safety concerns attributed to EG-1962.

Based on the DMC recommendation, the Company decided to discontinue the NEWTON 2 study and took steps to notify health authorities and clinical investigators participating in the study.

On April 30, 2018, the Company announced that it is exploring strategic alternatives, which may include, without limitation, an acquisition of another company, acquisitions or in-licensing of products or product candidates, technologies or other assets, the sale of all or substantially all of the assets of the Company, a sale of stock, a strategic merger or other business combination transaction or other transaction between the Company and a third party.  The Company has retained Piper Jaffray & Co, to serve as the financial advisor to its Board of Directors in the process. The Company does not have a defined timeline for the exploration of strategic alternatives and there can be no assurance that the process will result in any strategic alternative being announced or consummated. The Company does not intend to discuss or disclose further developments during this process unless and until its Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate. The Company has reduced the scope of its operations, including the size of its workforce, in order to preserve its cash resources.

 In the second quarter of 2018, the Company recorded an initial restructuring charge of $6.3 million. The components of the restructuring charge included expenses of $4.0 million for severance benefits and $2.3 million for financial advisor fees, as well as  ongoing legal fees expensed as incurred, and accrued retention compensation related to the restructuring of the organization.

The restructuring activity is as follows:

Restructuring reserve at December 31, 2017	$-
Initial restructuring charge	6,276,563
Incurred legal fees	185,583
Retention compensation	184,096
Restructuring expenses to date	6,646,242

Payment of severance benefits	(524,461)
Restructuring reserve as of June 30, 2018	$6,121,781

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

The interim balance sheet at June 30, 2018, the statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited condensed financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

Page | 6

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

The Company's operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the Company’s review of strategic alternatives, the Company’s ability to preserve its cash resources, the Company’s ability to add product candidates to its pipeline, the Company's intellectual property, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company's ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company's ability to raise capital.

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

Following the DMC’s recommendation that the NEWTON 2 Trial for EG-1962 be stopped, the Company decided to discontinue the NEWTON 2 study and took steps to notify health authorities and clinical investigators participating in the study.  The Company has ceased all further research and development activities for EG-1962 and suspended research for its other product candidates and implemented operating cost reductions and organizational restructurings while it seeks a strategic alternative, including a reduction in the Company’s workforce, to preserve its cash resources and better align the organization with its current operating plan.  The estimated costs associated with the study discontinuance have been accrued as of June 30, 2018.

(F)	Patent costs:

The Company expenses patent costs as incurred and classifies such costs as general and administrative expenses in the accompanying statements of operations and comprehensive loss.  In light of the Company’s cessation of all further research and development activities for EG-1962 and suspension of research for its other product candidates, the Company has substantially scaled back its patent prosecution activities.

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

Page | 7

Index
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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of June 30,
	2018	2017
Stock options to purchase Common Stock	7,392,566	6,320,295
Warrants to purchase Common Stock	78,596	403,782
Total	7,471,162	6,724,077

(I)	Accounting standards not yet adopted:

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

Note 3 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2018 or 2017.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2018: (unaudited)
Cash and cash equivalents	$45,978,737	$45,978,737	$-	$-

As of December 31, 2017:
Cash and cash equivalents	$88,067,647	$88,067,647	$-	$-

Note 4 – Property and Equipment

In March 2018, following the recommendation of the Data Monitoring Committee, the Company made the decision to close down the EG-1962 NEWTON 2 study. The Company believes that it would be highly unlikely that the Company would be able to use the manufacturing equipment for future use.   As a result, the Company has taken an equipment impairment charge of $2,672,581. The write-down would bring down the value of the equipment to the Company’s best estimate of its future value based on a range of estimates from a third-party seller. The equipment is being classified as Other Current Assets on the condensed balance sheet.

Page | 8

Index
Note 5 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of June 30, 2018	As of December 31, 2017
Accrued research and development costs (1)	$5,515,479	$2,857,025
Accrued professional fees	201,675	267,646
Accrued compensation	67,834	1,886,638
Accrued other	209,923	385,896
Deferred rent	29,616	25,000
Total	$6,024,527	$5,422,205

(1)	Balance as of June 30, 2018 includes estimated close down NEWTON 2 trial costs of $3.0 million and CMO milestone payments of $2.5 million.

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

Pursuant to the terms of the Plans, ISOs have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four year term and NQs generally vest over a one, three or four year term. Unless terminated by the Board, the Plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the Plans are no longer outstanding.

The Company issued the following non-qualified options to purchase shares of common stock to its newly appointed executives who are still employed by the Company.  The awards were granted outside of the Company's 2014 Equity Incentive Plan and vest over four years with 25% vesting one year following the date of hire, and the remaining 75% vesting in 36 equal monthly installments thereafter, subject to continued service to the Company through each vesting date and subject to acceleration or forfeiture upon the occurrence of certain events as set forth in the applicable option agreement and employment agreement. The grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of employment compensation.

Issue Date	25% Vesting Date	Executive	Number of Options
November 16, 2015	October 30, 2016	SVP, General Counsel and Secretary	80,000
March 1, 2017	February 28, 2018	SVP, Regulatory Affairs	80,000
November 1, 2017	October 31, 2018	Chief Financial Officer	200,000

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$631,511	$779,349	$1,428,851	$1,387,792
General and administrative	1,027,107	801,174	2,215,554	1,678,436
Total	$1,658,618	$1,580,523	$3,644,405	$3,066,228

Page | 9

Index
The fair value of options and warrants granted during the three months ended June 30, 2018 and 2017 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	87.82%	85.71%	89.06%	88.93%
Risk-Free Interest Rate	2.27%	1.84%	2.31%	1.89%
Expected Term in Years	2.50	5.56	4.24	5.99
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value of Option on Grant Date	$0.58	$7.15	$5.54	$6.73

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	6,462,795	$6.50
Granted	2,322,906	7.52
Exercised	(198,300)	3.64
Forfeited	(1,194,835)	10.35
Options outstanding at June 30, 2018	7,392,566	$6.28	6.43	$107,730
Vested and expected to vest at June 30, 2018	7,392,566	$6.28	6.43	$107,730
Exercisable at June 30, 2018	4,183,685	$5.54	6.01	$107,730

At June 30, 2018 there was approximately $15,319,731 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 1.97 years.

Note 7 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. There was a full valuation allowance against the net deferred tax assets as of June 30, 2018 and December 31, 2017.

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

At December 31, 2017, the Company had approximately $31.9 million of State of New Jersey NOL's which expire between 2030 and 2037. At December 31, 2017, the Company had approximately $0.4 million of the State of New Jersey research development credits carryforwards.  The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net loss carryforwards. The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable NJ-based technology or biotechnology companies with fewer than 225 US employees (including parent company and all subsidiaries) to sell a percentage of net operating losses (NOL) and research and development (R&D) tax credits to unrelated profitable corporations.  In 2017, the Company sold $26,097,607 of State of New Jersey NOL's and $424,466 of State of New Jersey R&D Credits for $2,586,057.  In 2016, the Company sold $19,196,765 of State of New Jersey NOL's and $257,222 of State of New Jersey R&D Credits for $1,845,986.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2017, there were no uncertain positions. The Company's U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. In September 2017, the IRS concluded auditing the Company's 2015 tax year resulting in a no change letter.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the six months ended June 30, 2018 and 2017.

Page | 10

Index
On December 22, 2017, H.R. 1 (also, known as the Tax Cuts and Jobs Act (the “Act”)) was signed into law.  Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. federal corporate tax rate to 21%.  As a result, the most significant impact on its condensed financial statements was the reduction of approximately $13.6 million for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company’s valuation allowance.  The Company is also in the process of considering the impact under the Act of the disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m).  If an adjustment to the deferred tax asset is required, the impact will be offset by a corresponding adjustment to the valuation allowance.

On July 1, 2018, the New Jersey governor signed into law a bill which included significant changes to the New Jersey taxation of corporations.  Chiefly, this legislation imposes a 2.5% surtax on taxpayers with allocated net income over $1 million for 2018 and 2019, and a 1.5% surtax for taxpayers with allocated net income over $1 million for 2020 and 2021.  In addition, the state is changing its filing requirements from separate entity reporting to combined reporting on a water’s edge basis.  Further, there are changes to the state’s computation of its dividend received deduction and application of IRC section 163(j).  The Company has considered these changes and does not believe this law change will have a material impact on its tax provision going forward due to the full valuation allowance, significant NJ NOLs and current year losses.

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

Oakwood Amended and Restated Master Formulation Development Agreement

In June 2017, the Company entered into an Amended and Restated Master Formulation Development Agreement (the “Restated Development Agreement”) with Oakwood Laboratories, L.L.C. (“Oakwood”), pursuant to which Oakwood agreed to continue to provide the Company with certain drug formulation development and non-commercial manufacturing services for EG-1962, in accordance with project plans that may be entered into from time to time.

Under the Restated Development Agreement, the Company agreed to pay Oakwood to perform services under agreed upon project plans and to pay Oakwood up to an aggregate of $4.5 million.  In July 2017 and April 2018, the Company paid $1.5 million and $0.5 million, respectively, of such aggregate amount in connection with entering into the Restated Development Agreement.  The remaining $2.5 million is payable no later than April 1, 2019.   The remaining payment may be accelerated if: (i) the Company achieves various regulatory milestones, (ii) the Company closes an equity or similar financing in excess of a predetermined amount, or (iii) there is an early termination, under certain circumstances, of the Restated Development Agreement or the Supply Agreement with Oakwood. The earned milestone has been accrued as of June 30, 2018.

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

Page | 11

Index
The term of the Restated Development Agreement continues until the expiration or termination of the Supply Agreement, unless earlier terminated (the “Term”).  The Company has the right to terminate project plans upon the occurrence of various circumstances described in the Restated Development Agreement.  In the event that the Company terminates the most recent project plan prior to completion (which would include the Company’s recent decision to discontinue the development or commercialization of EG-1962), the Company must pay to Oakwood a termination fee for work completed which has been accrued as of June 30, 2018.

Oakwood Manufacturing and Supply Agreement

Concurrent with its entry into the Restated Development Agreement, on June 30, 2017, the Company entered into a Manufacturing and Supply Agreement with Oakwood (the “Supply Agreement”), pursuant to which Oakwood agreed to manufacture and supply, and the Company agreed to purchase from Oakwood, EG-1962 in commercial quantities following the commercial launch of the product.

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

Following the discontinuation of the NEWTON 2 trial for EG-1962, the Company has ceased all research and development efforts related to EG-1962 and suspended efforts on its other product candidates.  As such the Company may terminate the Supply Agreement immediately upon notice to Oakwood (which will also result in the automatic termination of the Restated Development Agreement); provided, that if it chooses to do so prior to completion of the most recent project plan attached to the Restated Development Agreement, the Company must pay to Oakwood a termination fee. While certain of the Company’s milestone payments to Oakwood will remain outstanding (including the termination fee in the event the Restated Development Agreement is terminated), unless the Company resumes such development activities, it is unlikely that the Company will be required to pay additional milestone or royalty payments to Oakwood in the future pursuant to the Restated Development Agreement or the Supply Agreement.

Class Action Civil Litigation

On April 23, 2018, a purported securities class action complaint was filed against the Company, Brian Leuthner (the Company's President and Chief Executive Officer) and Andrew Saik (the Company's Chief Financial Officer) in the United States District Court for the District of New Jersey, captioned Sanfilippo v. Edge Therapeutics, Inc., Case No. 2:18-cv-8236.  The complaint alleges that the Company, Mr. Leuthner and Mr. Saik violated Section 10(b) of the Securities Exchange Act of 1934 by making false and misleading statements concerning the Company’s business, operations and prospects by failing to disclose that EG-1962 would likely fail a futility analysis.  The complaint is brought on behalf of all purchasers of the Company’s common stock between December 27, 2017 and March 27, 2018, and seeks unspecified damages.  None of the Company, Mr. Leuthner, or Mr. Saik has been served with the complaint and their time to respond has not yet expired.  Various individuals have moved to be appointed lead plaintiff to act on behalf of the putative class.  After the court appoints that party (or parties), it is expected that the lead plaintiff will file an amended complaint.  The Company and its executives intend to defend themselves vigorously in the action.  There can be no guarantee as to the outcome or timing of any resolution.

Employment Matters

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

On April 30, 2018, the Company initiated a corporate realignment to focus its efforts and resources on its ongoing operations and future plans that include a reduction in its workforce.  This realignment was initiated following the Company’s recent announcement that it is discontinuing the Phase 3 NEWTON 2 study, based on the recommendation of an independent Data Monitoring Committee (the “DMC”) that the Company stop its Phase 3 NEWTON 2 study. The DMC recommendation was based on its conclusion that the study had a low probability of meeting its primary endpoint.

Page | 12

Index
During the second quarter, the Company reduced its workforce from 37 employees to 15 employees.  The Company anticipates a further reduction of its workforce as the Company completes NEWTON 2 closedown activities and completes the analysis of the related NEWTON 2 data.  In addition, the Company anticipates completing the payment of certain employee severance and benefits and certain retention compensation, as approved by the Compensation Committee of the Board of Directors, by the fourth quarter of fiscal year 2019.

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

Rent expense is recognized on a straight line basis where there are escalating payments, and was approximately $149,743 and $150,614 for the three months ended June 30, 2018 and 2017, respectively and $301,769 and $298,674  for the six months ended June 30, 2018 and 2017, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2018:

Year ended December 31,
2018 (remaining)	$301,868
2019	604,541
2020	603,371
2021	530,385
2022 and after	-
Total minimum payments required	$2,040,165

Note 9 – Debt

On August 1, 2016, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc. (“Hercules”). Pursuant to the Amended Loan Agreement, the Company was able to borrow up to $20,000,000.  At closing, the Company borrowed $15,000,000 of the amount available for draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement, fees and expenses). On May 23, 2017, the Company elected to draw down the second tranche of $5 million.  Pursuant to the Amended Loan Agreement, in March 2018, the Company made a payment of $90,000, which is equal to 1.5% of the total amounts funded under the Original Loan Agreement.

In June 2018, the Company agreed with Hercules Capital, Inc. to pay off its entire outstanding debt under the Amended Loan Agreement. The payment consisted of $20.0 million for the principal amount, an additional $0.9 million in back-end fees and $0.1 million in accrued and unpaid interest.

As of June 30, 2018, there are no future principal payments due under the Amended Loan Agreement.

Note 10 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401K employer contributions were $47,834 and $48,999 for the three months ended June 30, 2018 and 2017, respectively and $130,550 and $170,619 for the six months ended June 30, 2018 and 2017, respectively.

Note 11 – Subsequent Events

Subsequent events have been evaluated through the date these financial statements were issued.

Page | 13

Index
ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the SEC on March 1, 2018. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Edge,” “the Company,” “we,” “us” and “our” refer to Edge Therapeutics, Inc., a Delaware corporation.

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

These forward-looking statements may include, but are not limited to, statements about:

●	our plans to explore strategic alternatives for the Company and our ability to successfully complete a strategic transaction;

●	the timing of completion of any strategic transaction, sale and/or liquidation, if any;

●	our ability to reduce operating expenses and conserve cash resources;

●	timing and amount of termination costs incurred in connection with our workforce reduction plan;

●	the accuracy of estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

●	our ability to obtain funding for our operations in the event we determine to raise additional capital;

●	our ability to retain key management personnel;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the possibility of dissolving our Company;

●	the pending class action civil litigation against the Company;

●	our ability to maintain our listing on the Nasdaq Stock Market;

●	regulatory developments in the United States and foreign countries;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”); and

●	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Page | 14

Index
Overview

We are a clinical-stage biotechnology company that seeks to discover, develop and commercialize novel therapies capable of transforming treatment paradigms in the management of medical conditions.

On March 28, 2018, we announced that a pre-specified interim analysis performed on data from the Day 90 visit of the first 210 subjects randomized and treated in the Phase 3 multi-center, randomized, double-blind, placebo-controlled, NEWTON 2 study of EG-1962 in adults with aneurysmal subarachnoid hemorrhage demonstrated a low probability of achieving a statistically-significant difference compared to the standard of care in the study’s primary endpoint, if the study were to be fully enrolled.  The independent Data Monitoring Committee, or the DMC, for the NEWTON 2 study recommended that the study be stopped based on this demonstration.  The DMC also reported that there were no safety concerns attributed to EG-1962.

Based on the DMC recommendation, we decided to discontinue the NEWTON 2 study and took steps to notify health authorities and clinical investigators participating in the study.

On April 17, 2018, our Board of Directors established a committee of convenience, our Transactions Committee. to explore strategic alternatives for Edge in order to maximize both near and long-term value for our shareholders, which may include, without limitation, an acquisition of another company, acquisitions or in-licensing of products or product candidates, technologies or other assets, the sale of all or substantially all of the assets of Edge, a sale of stock, a strategic merger or other business combination transaction or other transaction between us and a third party.

In April 2018, our Board of Directors retained Piper Jaffray & Co (“Piper”) to serve as its financial advisor in the strategic review process. During the strategic alternatives process, we plan to continue to finance our operations with our existing cash. In the near term, we plan to reduce the scope of our operations, including the size of our workforce, in order to preserve our cash resources. Our ability to continue to support our operations is dependent, in the near-term, upon managing our cash resources as we pursue such strategic alternatives.  We have ceased research and development on EG-1962, other than the wind-down of the NEWTON 2 study, and all of our other product candidates. We do not have a defined timeline for the exploration of strategic alternatives and we can provide no assurance that the process will result in any strategic alternative being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.

 On June 27, 2018, we issued a press release updating the results of the NEWTON 2 study, which compared the efficacy and safety of EG-1962 to oral nimodipine in adults with aSAH. The NEWTON 2 study was designed to detect a 15% absolute improvement in favorable outcomes at Day 90 for the EG-1962 treatment group with a target enrollment of 374 subjects.  Prior to discontinuation of the study, 283 subjects were randomized and treated. The analysis disclosed on June 27, 2018 included 266 subjects who completed the Day 90 follow-up evaluation. This analysis showed that in the study’s primary endpoint, 45% (58/129) of subjects treated with a single intraventricular injection of EG-1962 experienced a favorable outcome (a score of 6 to 8 on the extended Glasgow Outcome Scale, or GOSE) at Day 90, compared to 41% (56/137) of subjects treated with oral nimodipine.  The GOSE is a clinically validated scale to assess recovery for patients who have suffered a brain injury.

In the NEWTON 2 study, subjects were stratified at randomization by baseline severity as measured by the World Federation of Neurological Surgeons (WFNS) grade. In the pre-specified subgroup of subjects with WFNS grade 3 or 4 (severe aSAH subjects) 43% (29/67) of subjects treated with EG-1962 experienced a favorable outcome as measured by GOSE, compared to 29% (20/70) of subjects treated with oral nimodipine. While these results did not achieve statistical significance (as the NEWTON 2 study was not powered to provide statistical significance for subgroups), they suggest a clinically meaningful potential benefit for EG-1962 in subjects with WFNS grade 3 or 4. Further, these results are consistent with results from Edge’s Phase 1/2 NEWTON study. In that study, EG-1962 demonstrated a similar efficacy trend in favorable outcome rate compared to oral nimodipine in severe aSAH subjects with WFNS grades 3 or 4, with 37% (10/27) of the subjects treated with EG-1962 experiencing a favorable outcome, compared to 23% (3/13) of the subjects treated with oral nimodipine.
In the WFNS grade 2 subgroup (moderate aSAH subjects), favorable outcome rates from the NEWTON 2 study were inconsistent with those observed in the Phase 1/2 NEWTON study in both the EG-1962 and oral nimodipine treatment groups.  In addition, the favorable response rate in the control group in NEWTON 2 was higher than, and inconsistent with, that reported in the medical literature.

We did not identify any safety concerns that would have halted the NEWTON 2 study or precluded further development.

We expect to report the final analysis of data from all 283 subjects in the NEWTON 2 study when the data are available later this year.

We have discontinued the Phase 1 study of the safety, pharmacokinetics and clinical outcomes of EG-1962 administered intracisternally, or directly into the basal cisterns of the brain.

Page | 15

Index
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $33.5 million and $25.7 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $185.5 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur expenses and operating losses for the foreseeable future.

In the second quarter of 2018, we recorded an initial restructuring charge of $6.3 million. The components of the restructuring charge included expenses of $4.0 million for severance benefits and $2.3 million for financial advisor fees. Additionally, we incurred $0.2 million for legal fees and accrued $0.2 million for retention compensation related to the restructuring of the organization.

We expect the restructuring charge to amount to approximately $5.0 million for employee severance, retention compensation and related costs. In addition, we expect these actions to result in annualized cost savings of approximately $6.5 million. These savings may be partially offset by higher costs for outsourced services which cannot be quantified at this time.

As of June 30, 2018, we had $46.0 million in cash and cash equivalents.

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

We expect our research and development expenses to decrease in the near term as we wind down our activities on the NEWTON 2 study.  We have ceased all further research and development on EG-1962 and suspended development of our other product candidates.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017		$	%
	(in thousands)
Operating expenses:
Research and development expenses	$2,524	$8,975	$(6,451)		-72%
General and administrative expenses	3,335	4,173	(838)		-20%
Restructuring expenses	6,646	-	6,646		100%
Total operating expenses	12,505	13,148	(643)		-5%
Loss from operations	(12,505)	(13,148)	643		-5%
Interest (expense), net	(173)	(356)	183		-51%
Net loss and comprehensive loss	$(12,678)	$(13,504)	$826		-6%

Page | 16

Index
Research and Development Expenses

Research and development (R&D) expenses decreased to $2.5 million for the three months ended June 30, 2018 from $9.0 million for the same period in 2017. The decrease of $6.5 million in 2018 was primarily attributable to a decrease in external expenses for the discontinued clinical studies of $5.7 million and R&D internal department costs of $0.8 million.

General and Administrative Expenses

General and administrative expenses decreased to $3.3 million for the three months ended June 30, 2018 from $4.1 million for the same period in 2017. The $0.8 million decrease was due primarily to decreases in personnel costs of $0.1 million, and legal fees, professional fees and marketing costs of $0.7 million.

Restructuring Expenses

Restructuring expenses amounted to $6.6 million for the three months ended June 30, 2018 related to the previously announced discontinuance of the NEWTON 2 study. The components consisted of $4.0 million for severance benefits, $2.3 million for financial advisory fees, $0.2 million for legal fees and $0.2 million for retention compensation.

Interest Expense, net

Interest income and expense, net decrease of $0.2 million due to a decrease in interest expense for our loan and debt back end fees of $0.1 million and an increase in interest income from interest earned on our cash and cash equivalents of $0.1 million.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017		$	%
	(in thousands)
Operating expenses:
Research and development expenses	$15,266	$16,565	$(1,299)		-8%
General and administrative expenses	8,017	8,375	(358)		-4%
Restructuring expenses	6,646	-	6,646		100%
Impairment charges	2,673	-	2,673		100%
Total operating expenses	32,602	24,940	7,662		31%
Loss from operations	(32,602)	(24,940)	(7,662)		31%
Interest (expense), net	(916)	(735)	(181)		25%
Net loss and comprehensive loss	$(33,518)	$(25,675)	$(7,843)		31%

Research and Development Expenses

Research and development (R&D) expenses decreased to $15.3 million for the six months ended June 30, 2018 from $16.6 million for the same period in 2017. The decrease of $1.3 million in 2017 was primarily attributable to a decrease in external expenses for clinical studies of $0.8 million and internal R&D personnel and departmental costs of $0.5 million resulting from the discontinuance of the clinical studies and reduction in force.

General and Administrative Expenses

General and administrative expenses decreased to $8.0 million for the six months ended June 30, 2018 from $8.4 million for the same period in 2017. The $0.4 million decrease was primarily due to decreases in professional fees of $0.2 million and $0.3 million in other expenses, offset by increases in personnel costs of $0.1 million.

Restructuring Expenses

Restructuring expenses amounted to $6.6 million for the six months ended June 30, 2018 related to the previously announced discontinuance of the NEWTON 2 study. The components consisted of $4.0 million for severance benefits, $2.3 million for financial advisory fees, $0.2 million for legal fees and $0.2 million for retention compensation.

Page | 17

Index
Impairment Charges

The charge in 2018 reflects the impairment charge to the write-down of machinery and equipment no longer needed as a consequence of ceasing research and development on EG-1962.

Interest Expense, net

Interest expense, net increased primarily due to interest expense for our loan of $0.4 million offset by an increase in interest income from interest earned on our cash and cash equivalents of $0.2 million.

Liquidity and Capital Resources

Since our inception and through June 30, 2018, we have raised aggregate net proceeds of $207.9 million to fund our operations, primarily $82.8 million from the sale of Common Stock, $87.5 million from the sale of preferred stock, par value of $0.00033 per share (“Preferred Stock”), $17.4 million net proceeds from a registered direct common stock offering and $20.0 million from a loan. As of June 30, 2018, we had total cash and cash equivalents of $46.0 million as compared to $88.1 million as of December 31, 2017. The $42.1 million decrease in total cash was due to repayment of debt totaling $20.9 million and to increased funding of operations, which mainly consisted of research and development activities and general and administrative expenses offset by proceeds from exercise of stock options.

On October 6, 2015, we completed the IPO of our Common Stock for aggregate gross proceeds of approximately $92.5 million. We received approximately $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.7 million.  All of the net proceeds were utilized by the end of February 2018.  In connection with the IPO, all Preferred Stock was converted into common stock. There is no Preferred Stock outstanding as of June 30, 2018.

On April 21, 2017, we completed a registered direct common stock offering for gross proceeds of $18.0 million.  We received approximately $17.4 million in net proceeds after deducting the finder's fee and other offering costs.

In April 2018, we announced that we plan to explore strategic alternatives for the Company in order to maximize both near and long-term value for our shareholders,  which may include, without limitation, an acquisition of another company, acquisitions or in-licensing of products or product candidates, technologies or other assets, the sale of all or substantially all of the assets of the Company, a sale of stock, a strategic merger or other business combination transaction or other transaction between the Company and a third party.  In April 2018, our Board of Directors retained Piper to serve as its financial advisor in the strategic review process.  During the strategic alternatives process, we plan to continue to finance our operations with our existing cash. Our ability to continue to support our operations is dependent, in the near-term, upon managing our cash resources as we pursue such strategic alternatives.  We have ceased research and development on EG-1962, other than the wind-down of the NEWTON 2 study, and all of our other product candidates. We do not have a defined timeline for the exploration of strategic alternatives and we can provide no assurance that the process will result in any strategic alternative being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.

Hercules Loan and Security Agreement

On August 1, 2016, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc. (“Hercules”). Pursuant to the Amended Loan Agreement, the Company was able to borrow up to $20,000,000.  At closing, the Company borrowed $15,000,000 of the amount available for draw under the Amended Loan Agreement (and received proceeds net of the amount then outstanding under the Original Loan Agreement, fees and expenses).  On May 23, 2017, the Company elected to draw down the second tranche of $5 million.  Pursuant to the Amended Loan Agreement, in March 2018, the Company made a payment of $90,000, which is equal to 1.5% of the total amounts funded under the Original Loan Agreement.

In June 2018, the Company agreed with Hercules Capital, Inc. to pay off its entire outstanding debt under the Amended Loan Agreement. The payment consisted of $20.0 million for the principal amount, an additional $0.9 million in back-end fees and $0.1 million in accrued and unpaid interest.

As of June 30, 2018, there are no future principal payments due under the Amended Loan Agreement.

Page | 18

Index
Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(21,820)	$(20,057)
Net cash used in investing activities	-	(106)
Net cash (used in) provided by financing activities	(20,269)	22,479
Net (decrease) increase in cash	$(42,089)	$2,316

Net Cash Used in Operating Activities

Net cash used in operating activities was $21.8 million and $20.1 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash used in operating activities of $1.7 million was primarily due to the reduction of accounts payable balances as compared to the prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2017 relates entirely to purchases of property and equipment.

Net Cash (Used In) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 was due primarily to the repayment of debt and debt fees totaling $21.0 million offset by receipt of net proceeds from exercise of stock options of $0.7 million.

Net cash provided by financing activities for the six months ended June 30, 2017 was due to the receipt of net proceeds of $17.4 million from a registered direct stock offering and $5.0 million from issuance of debt.

Operating Capital Requirements

Our future capital requirements are difficult to forecast.  We expect that our research and development expenses will decrease significantly due to the discontinuation of the NEWTON 2 study for EG-1962 and further research and development activities for EG-1962 and our other product candidates, at least until the strategic review process is complete.

We believe that our existing cash and cash equivalents as of June 30, 2018, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future capital requirements are difficult to forecast and will depend on many factors, including:

●	our plans to explore strategic alternatives for the Company and our ability to execute on those plans;

●	our ability to manage costs associated with winding down our current research and development activities and restructuring our organization;

●	the timing and nature of any strategic transactions that we undertake;

●	personnel-related expenses, including salaries, benefits, severance, stock-based compensation expense and other compensation costs related to implementing our restructuring plan;

●	the scope and nature of activities we may pursue to advance clinical development for our product candidates, if any;

●	the number and characteristics of product candidates that we develop or may acquire or in-license;

●	the costs incurred in defending the class action civil litigation; and

●	the costs incurred in responding to disruptive actions by activist stockholders.

Please see the section titled “Risk Factors” elsewhere in the Annual Report for additional risks associated with our operations.

Page | 19

Index
Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of June 30, 2018	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$2,040	$608	$1,208	$224	$-
Milestone payments	2,500	2,500	-	-	-
Total contractual obligations	$4,540	$3,108	$1,208	$224	$-

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

Under the Restated Development Agreement, we agreed to pay Oakwood to perform services under agreed upon project plans and to pay Oakwood up to an aggregate of $4.5 million.  In July 2017 and April 2018, the Company paid $1.5 million and $0.5 million, respectively, of such aggregate amount in connection with entering into the Restated Development Agreement.  The remaining $2.5 million is payable no later than April 1, 2019.   The remaining payment may be accelerated if: (i) we achieve various regulatory milestones, (ii) we close an equity or similar financing in excess of a predetermined amount, or (iii) there is an early termination, under certain circumstances, of the Restated Development Agreement or the Supply Agreement with Oakwood. In addition, the Restated Development Agreement calls for us to pay royalties on sales of certain products based on a low single digit percentage of net sales of EG-1962, regardless of the manufacturer or supplier thereof.

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

We consider our critical accounting policies and estimates to be related to stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Page | 20

Index
ITEM 3:          Quantitative and Qualitative Disclosure about Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of June 30, 2018, we had cash equivalents of $46.0 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page | 21

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 23, 2018, a purported securities class action complaint was filed against the Company, Brian Leuthner (the Company's President and Chief Executive Officer) and Andrew Saik (the Company's Chief Financial Officer) in the United States District Court for the District of New Jersey, captioned Sanfilippo v. Edge Therapeutics, Inc., Case No. 2:18-cv-8236.  The complaint alleges that the Company, Mr. Leuthner and Mr. Saik violated Section 10(b) of the Securities Exchange Act of 1934 by making false and misleading statements concerning the Company’s business, operations and prospects by failing to disclose that EG-1962 would likely fail a futility analysis.  The complaint is brought on behalf of all purchasers of the Company’s common stock between December 27, 2017 and March 27, 2018, and seeks unspecified damages.  None of the Company, Mr. Leuthner, or Mr. Saik has been served with the complaint and their time to respond has not yet expired.  Various individuals have moved to be appointed lead plaintiff to act on behalf of the putative class.  After the court appoints that party (or parties), it is expected that the lead plaintiff will file an amended complaint.  The Company and its executives intend to defend themselves vigorously in the action.  There can be no guarantee as to the outcome or timing of any resolution.

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

Our common stock is listed on The Nasdaq Global Select Market.  In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company”.  We have received written notice from Nasdaq stating that, at present, we are not in compliance with the audit committee requirements for continued listing on The Nasdaq Global Select Market, because we currently have an audit committee comprised of two members.  If we do not regain compliance with audit committee requirements in a timely manner, Nasdaq will provide written notification to us that our securities will be subject to delisting.  Additionally, if we conduct a reverse merger, the combined company following such transaction will need to meet Nasdaq’s initial listing standards. If we are unable to achieve a strategic alternative, or we take too long to do so, our stock price may fall below the minimum price per share requirement.  If we are unable to comply with Nasdaq’s listing standards, Nasdaq may determine to delist our common stock from The Nasdaq Global Select or other of Nasdaq’s trading markets.  If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

Stockholder litigation and regulatory inquiries and investigations are expensive and could harm our business, financial condition and operating results and could divert management attention.

In the past, securities class action litigation and inquiries or investigations by regulatory authorities have often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from one or more clinical trials. We are currently and in the future may be the target of this type of action as a result of changes in our stock price, past transactions, results of clinical trials or other matters. Any securities litigation and/or regulatory investigations against us, whether or not resolved in our favor, could result in substantial costs and divert our management's attention from other business concerns, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our corporate restructuring plans, and our restructuring activities may adversely affect our ability to consummate a strategic transaction that enhances stockholder value.

On May 1, 2018, we announced a planned reduction in our workforce as a result of stopping the NEWTON 2 clinical trial for EG-1962 and suspending the related manufacturing activities.  At present, we have reduced our headcount from 37 to 15 employees.  We anticipate a further reduction of our workforce as we complete NEWTON 2 closedown activities, complete the analysis of the related NEWTON 2 data and better align our resources with our operational needs going forward.  These reductions in force have resulted and will result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, and the reallocation of certain job responsibilities, all of which could negatively affect operational efficiencies and increase our operating expenses such that we may not fully realize anticipated savings from the restructuring, and could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

Page | 22

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits filed with this Quarterly Report or incorporated herein by reference is set forth in the Exhibit Index and is incorporated into this Item 6 by reference.

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

Page | 24

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edge Therapeutics, Inc.

August 1, 2018	By:	/s/ Brian A. Leuthner
Brian A. Leuthner
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2018	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)

Page | 25