Form 10-Q
period 2018-09-30
Edge Therapeutics, Inc.
filed 2018-11-01
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of October 25, 2018 was 31,328,128.

Edge Therapeutics, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Page | 2

Index
PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EDGE THERAPEUTICS, INC.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$36,814,899	$88,067,647
Prepaid expenses and other current assets	247,182	986,680
Total current assets	37,062,081	89,054,327

Property and equipment, net	468,170	3,423,880
Other assets	142,870	142,870

Total assets	$37,673,121	$92,621,077

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$590,694	$4,369,133
Accrued expenses	917,871	5,422,205
Restructuring reserve	5,179,722	–
Short term debt	–	3,075,421
Total current liabilities	6,688,287	12,866,759

Noncurrent liability:
Long term debt	–	17,382,907

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized at September 30, 2018 and December 31, 2017, 0 outstanding	–	–
Common stock, $0.00033 par value, 75,000,000 shares authorized at September 30, 2018 and December 31, 2017, 31,328,128 shares and 30,869,205 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10,551	10,400
Additional paid-in capital	220,705,548	214,309,370
Accumulated deficit	(189,731,265)	(151,948,359)
Total stockholders' equity	30,984,834	62,371,411

Total liabilities and stockholders' equity	$37,673,121	$92,621,077

See accompanying notes to the condensed financial statements.

Page | 3

Index
EDGE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development expenses	$317,684	$6,913,171	$15,583,565	$23,477,971
General and administrative expenses	3,286,891	3,990,283	11,303,446	12,365,509
Restructuring expenses	847,852	–	7,494,094	–
Impairment charges	–	–	2,672,581	–

Total operating expenses	4,452,427	10,903,454	37,053,686	35,843,480

Loss from operations	(4,452,427)	(10,903,454)	(37,053,686)	(35,843,480)

Other income (expense):
Interest income	187,256	214,064	696,035	479,297
Interest expense	–	(592,089)	(1,425,255)	(1,591,998)

Net loss and comprehensive loss	(4,265,171)	(11,281,479)	(37,782,906)	(36,956,181)

Loss per share basic and diluted	$(0.14)	$(0.37)	$(1.21)	$(1.23)

Weighted average common shares outstanding basic and diluted	31,328,128	30,852,514	31,198,804	30,091,640

See accompanying notes to the condensed financial statements.

Page | 4

Index
EDGE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(37,782,906)	$(36,956,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,551,573	4,637,142
Stock-based 401K company common match	123,561	170,620
Depreciation expense	133,130	134,569
Impairment of machinery and equipment	2,672,581	–
Amortization of debt discount	1,039	28,871
Amortization of debt issuance costs	125,355	81,306
Non-cash interest expense	405,278	274,530
Changes in assets and liabilities:
Prepaid expenses and other assets	889,497	627,848
Accounts payable	(3,778,439)	(524,145)
Accrued expenses	(4,504,334)	68,683
Restructuring reserve	5,179,722	–

Net cash used in operating activities	(30,983,943)	(31,456,757)

Cash flows from investing activities:
Purchases of property and equipment	–	(160,751)

Net cash used in investing activities	–	(160,751)

Cash flows from financing activities:
Proceeds from issuance of debt	–	5,000,000
Proceeds from exercise of stock options	721,195	91,982
Proceeds from exercise of warrants	–	50,922
Payments for debt back-end fees	(990,000)	–
Repayment of debt	(20,000,000)	–
Proceeds from issuance of common stock, net of issuance costs	–	17,382,943

Net cash (used in) provided by financing activities	(20,268,805)	22,525,847

Net decrease in cash	(51,252,748)	(9,091,661)
Cash and cash equivalents at beginning of period	88,067,647	106,398,919

Cash and cash equivalents at end of period	$36,814,899	$97,307,258

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,051,167	$1,172,979

Supplemental cash flow information:
Accrued capital expenditures included in accrued expenses and accounts payable	$–	$18,084

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

On April 30, 2018, the Company announced that it is exploring strategic alternatives, which may include, without limitation, an acquisition of another company, acquisitions or in-licensing of products or product candidates, technologies or other assets, the sale of all or substantially all of the assets of the Company, a sale of stock, a strategic merger or other business combination transaction or other transaction between the Company and a third party.  The Company has retained Piper Jaffray & Co. to serve as the financial advisor to its Board of Directors in the process. The Company does not have a defined timeline for the exploration of strategic alternatives and there can be no assurance that the process will result in any strategic alternative being announced or consummated. The Company does not intend to discuss or disclose further developments during this process unless and until its Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate. The Company has reduced the scope of its operations, including the size of its workforce, in order to preserve its cash resources.

 In the second quarter of 2018, the Company recorded an initial restructuring charge of $6.3 million. The components of the restructuring charge included expenses of $4.0 million for severance benefits and $2.3 million for financial advisor fees, as well as  ongoing legal fees expensed as incurred, and accrued retention compensation related to the restructuring of the organization.

The restructuring activity during 2018 is as follows:

Restructuring reserve at December 31, 2017	$–
Initial restructuring charge	6,276,563
Incurred legal fees	334,212
Retention compensation	618,349
Restructuring expenses to date (1)	7,229,124

Payment of legal fees	(191,976)
Payment of retention compensation	(56,925)
Payment of severance benefits	(1,800,501)
Restructuring reserve as of September 30, 2018	$5,179,722

(1)	Excludes non-cash stock based retention compensation of $264,970 expensed to date through restructuring expenses.

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

Page | 6

Index

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at September 30, 2018, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited condensed financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

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

Following the DMC’s recommendation that the NEWTON 2 Trial for EG-1962 be stopped, the Company decided to discontinue the NEWTON 2 study and took steps to notify health authorities and clinical investigators participating in the study.  The Company has ceased all further research and development activities for EG-1962 and suspended research for its other product candidates and implemented operating cost reductions and organizational restructurings while it seeks a strategic alternative, including a reduction in the Company’s workforce, to preserve its cash resources and better align the organization with its current operating plan.  The estimated costs associated with the study discontinuance have been accrued as of September 30, 2018.

Page | 7

Index

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of September 30,
	2018	2017
Stock options to purchase Common Stock	7,149,374	6,387,495
Unvested Restricted Stock Units	601,394	–
Warrants to purchase Common Stock	78,596	376,682
Total	7,829,364	6,764,177

(I)	Accounting standards not yet adopted:

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." The new standard requires organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases (see Note 9). This standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The standard requires a modified retroactive approach, but use of certain practical expedients is permitted as per ASU 2018-11. The Company expects to use the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any expired or existing leases. The Company additionally expects to use the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company expects to adopt ASU 2016-2 in the first quarter of 2019 and is in the process of evaluating the impact of adoption on its consolidated financial statements.

Page | 8

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

Note 3 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2018 or 2017.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2018: (unaudited)
Cash and cash equivalents	$36,814,899	$36,814,899	$–	$–

As of December 31, 2017:
Cash and cash equivalents	$88,067,647	$88,067,647	$–	$–

Note 4 – Property and Equipment

In March 2018, following the recommendation of the Data Monitoring Committee, the Company made the decision to close down the EG-1962 NEWTON 2 study. The Company believes that it would be highly unlikely that the Company would be able to use the manufacturing equipment associated with EG-1962 for future use.   As a result, the Company has taken an equipment impairment charge of $2,672,581. The write-down would bring down the value of the equipment to the Company’s best estimate of its future value based on a range of estimates from a third-party seller. The equipment is being classified as Other Current Assets on the condensed balance sheet.

Note 5 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of September 30, 2018	As of December 31, 2017
Accrued research and development costs (1)	$224,786	$2,857,025
Accrued professional fees	404,940	267,646
Accrued compensation	41,605	1,886,638
Accrued other	214,615	385,896
Deferred rent	31,925	25,000
Total	$917,871	$5,422,205

(1)	Balance as of September 30, 2018 represents estimated close down NEWTON 2 trial costs.

Page | 9

Index

Note 6 – Stock-Based Compensation

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

In 2014, the Company's stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant up to 1,827,351 shares as ISOs, NQs and restricted stock units ("RSUs"), subject to increases as hereafter described (the "Plan Limit"). In addition, on January 1, 2015 and each January 1 thereafter prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the 2014 Equity Incentive Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2016, 2017 and 2018 the Plan Limit was increased to 3,047,323 shares, 4,204,063 shares and 5,438,831 shares, respectively.

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

Issue Date	25% Vesting Date	Executive	Number of Options
November 16, 2015	October 30, 2016	SVP, General Counsel and Secretary	80,000
March 1, 2017	February 28, 2018	SVP, Regulatory Affairs	80,000
November 1, 2017	October 31, 2018	Chief Financial Officer	200,000

The Company’s stock-based compensation expense related to stock options and RSUs was recognized in operating expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$612,218	$702,284	$2,041,070	$2,090,076
General and administrative	1,029,980	868,630	3,245,533	2,547,066
Retention Compensation	264,970	–	264,970	–
Total	$1,907,168	$1,570,914	$5,551,573	$4,637,142

The fair value of options granted during the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 was estimated using the Black-Scholes option valuation model utilizing the following assumptions. There were no options granted during the three months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	0.00%	86.98%	89.06%	88.82%
Risk-Free Interest Rate	0.00%	1.83%	2.31%	1.89%
Expected Term in Years	–	6.03	4.24	5.99
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value of Option on Grant Date	$–	$7.22	$5.54	$6.76

Page | 10

Index

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	6,462,795	$6.50
Granted	2,322,906	7.52
Exercised	(198,300)	3.64
Forfeited	(1,438,027)	10.13
Options outstanding at September 30, 2018	7,149,374	$6.18	6.13	$42,723
Vested and expected to vest at September 30, 2018	7,149,374	$6.18	6.13	$42,723
Exercisable at September 30, 2018	4,120,549	$5.54	5.73	$42,723

At September 30, 2018 there was approximately $13,294,326 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of  2.64 years.

The Company may grant RSUs to eligible employees, including its executives, and non-employee directors.

RSUs represent a right to receive one share of the Company’s common stock, upon the completion of a specific period of continued service or achievement of a certain milestone.  RSU awards are valued at the market price of the Company’s common stock on the date of grant. The Company recognizes noncash compensation expense for the fair values of these RSU awards on a straight-line basis over the requisite service period of these awards.

The following table summarizes the number of RSUs outstanding and the weighted average grant price:

	Number of RSUs	Weighted Average Grant Price
RSUs outstanding at December 31, 2017	–	$–
Granted	601,394	0.85
Released	–	–
Forfeited	–	–
RSUs outstanding at September 30, 2018	601,394	$0.85

At September 30, 2018, there was approximately $444,667 of unamortized RSU compensation expense, which is expected to be recognized over a remaining average vesting period of 0.87 years.

Note 7 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. There was a full valuation allowance against the net deferred tax assets as of September 30, 2018 and December 31, 2017.

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

At December 31, 2017, the Company had approximately $31.9 million of State of New Jersey NOLs which expire between 2030 and 2037. At December 31, 2017, the Company had approximately $0.4 million of the State of New Jersey research development credits carryforwards.  The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net loss carryforwards. The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable NJ-based technology or biotechnology companies with fewer than 225 US employees (including parent company and all subsidiaries) to sell a percentage of New Jersey NOLs and research and development ("R&D") tax credits to unrelated profitable corporations.  In 2017, the Company sold $26,097,607 of State of New Jersey NOLs and $424,466 of State of New Jersey R&D Credits for $2,586,057.  In 2016, the Company sold $19,196,765 of State of New Jersey NOLs and $257,222 of State of New Jersey R&D Credits for $1,845,986.

Page | 11

Index

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2017, there were no uncertain positions. The Company's U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. In September 2017, the IRS concluded auditing the Company's 2015 tax year resulting in a no change letter.  Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the nine months ended September 30, 2018 and 2017.

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

On July 1, 2018, the New Jersey governor signed into law a bill which included significant changes to the New Jersey taxation of corporations.  Chiefly, this legislation imposes a 2.5% surtax on taxpayers with allocated net income over $1 million for 2018 and 2019, and a 1.5% surtax for taxpayers with allocated net income over $1 million for 2020 and 2021.  In addition, the state is changing its filing requirements from separate entity reporting to combined reporting on a water’s edge basis.  Further, there are changes to the state’s computation of its dividend received deduction and application of IRC section 163(j).  The Company has considered these changes and does not believe this change in law will have a material impact on its tax provision going forward, due to the full valuation allowance, significant New Jersey NOLs and current year losses.

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

Under the Restated Development Agreement, the Company agreed to pay Oakwood to perform services under agreed upon project plans and to pay Oakwood up to an aggregate of $4.5 million.  In July 2017 and April 2018, the Company paid $1.5 million and $0.5 million, respectively, of such aggregate amount in connection with entering into the Restated Development Agreement.  The remaining $2.5 million was payable no later than April 1, 2019.   The remaining payment was discounted to $2.375 million and paid pursuant to an accelerated payment agreement entered into in August 2018.  As of September 30, 2018, there are no remaining payments under the Restated Development Agreement.

Page | 12

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

The term of the Restated Development Agreement continues until the expiration or termination of the Supply Agreement, unless earlier terminated (the “Term”).  The Company has the right to terminate project plans upon the occurrence of various circumstances described in the Restated Development Agreement.  In the event that the Company terminates the most recent project plan prior to completion (which would include the Company’s decision to discontinue the development or commercialization of EG-1962), the Company must pay to Oakwood a termination fee for work completed, which has been accrued as of September 30, 2018.

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

Following the discontinuation of the NEWTON 2 trial for EG-1962, the Company has ceased all research and development efforts related to EG-1962 and suspended efforts on its other product candidates.  As such, the Company may terminate the Supply Agreement immediately upon notice to Oakwood (which will also result in the automatic termination of the Restated Development Agreement); provided, that if it chooses to do so prior to completion of the most recent project plan attached to the Restated Development Agreement, the Company must pay to Oakwood a termination fee. While certain of the Company’s milestone payments to Oakwood will remain outstanding (including the termination fee in the event the Restated Development Agreement is terminated), unless the Company resumes such development activities, it is unlikely that the Company will be required to pay additional milestone or royalty payments to Oakwood in the future pursuant to the Restated Development Agreement or the Supply Agreement.

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

Page | 13

Index

During the second and third quarters, the Company reduced its workforce from 37 employees to 14 employees.  The Company anticipates a further reduction of its workforce as the Company completes NEWTON 2 closedown activities and completes the analysis of the related NEWTON 2 data.  In addition, the Company anticipates completing the payment of certain employee severance and benefits and certain retention compensation, as approved by the Compensation Committee of the Board of Directors, by the fourth quarter of fiscal year 2019.

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

Rent expense is recognized on a straight line basis where there are escalating payments, and was approximately $148,284 and $152,026 for the three months ended September 30, 2018 and 2017, respectively and $450,053 and $450,700 for the nine months ended September 30, 2018 and 2017, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2018:

Year ended December 31,
2018 (remaining)	$151,572
2019	604,541
2020	603,371
2021	530,385
2022 and after	–
Total minimum payments required	$1,889,869

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

As of September 30, 2018, the Company has no outstanding debt.

Note 10 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401K employer contributions were $21,605 and $46,916 for the three months ended September 30, 2018 and 2017, respectively and $152,154 and $217,536 for the nine months ended September 30, 2018 and 2017, respectively.

Note 11 – Subsequent Events

Subsequent events have been evaluated through the date these financial statements were issued.

Page | 14

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

On April 17, 2018, our Board of Directors established a committee of convenience, our Transactions Committee, to explore strategic alternatives for Edge in order to maximize both near and long-term value for our shareholders, which may include, without limitation, an acquisition of another company, acquisitions or in-licensing of products or product candidates, technologies or other assets, the sale of all or substantially all of the assets of Edge, a sale of stock, a strategic merger or other business combination transaction or other transaction between us and a third party.

In April 2018, our Board of Directors retained Piper Jaffray & Co (“Piper”) to serve as its financial advisor in the strategic review process. During the strategic alternatives process, we plan to continue to finance our operations with our existing cash. In the near term, we have reduced the scope of our operations, including the size of our workforce, in order to preserve our cash resources. Our ability to continue to support our operations is dependent, in the near-term, upon managing our cash resources as we pursue such strategic alternatives.  We have ceased research and development on EG-1962, other than the wind-down of the NEWTON 2 study, and all of our other product candidates. We do not have a defined timeline for the exploration of strategic alternatives and we can provide no assurance that the process will result in any strategic alternative being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.

The NEWTON 2 study was designed to detect a 15% absolute improvement in favorable outcomes at Day 90 for the EG-1962 treatment group with a target enrollment of 374 subjects with WFNS grades 2-4 and an external ventricular drain (EVD).  Prior to discontinuation of the study, 289 subjects were randomized and 282 were treated. The final analysis showed that overall in the study’s primary endpoint, 46% (64/138) of subjects treated with a single intraventricular injection of EG-1962 experienced a favorable outcome (a score of 6 to 8 on the extended Glasgow Outcome Scale, or GOSE) at Day 90, compared to 43% (62/144) of subjects treated with oral nimodipine. The GOSE is a clinically validated scale to assess recovery for patients who have suffered a brain injury.
In the NEWTON 2 study, at randomization, subjects were stratified by baseline severity as measured by the World Federation of Neurological Surgeons (WFNS) grade. Results of a logistic regression analysis of Day 90 GOSE outcomes including interactions revealed a statistically significant treatment by WFNS group interaction (p=0.0381). In the pre-specified subgroup of subjects with WFNS grade 3 or 4 (i.e.,severe aSAH subjects), 46% (32/69) of subjects treated with EG-1962 experienced a favorable outcome as measured by GOSE, compared to 32% (24/75) of subjects treated with oral nimodipine. While these results did not achieve statistical significance (as the NEWTON 2 study was not powered to provide statistical significance for subgroups), they suggest a clinically meaningful potential benefit for EG-1962 in subjects with WFNS grade 3 or 4. Further, these results are consistent with results from our Phase 1/2 NEWTON study. In that study, EG-1962 demonstrated a similar efficacy trend in favorable outcome rate compared to oral nimodipine in severe aSAH subjects with WFNS grades 3 or 4, with 37% (10/27) of the subjects treated with EG-1962 experiencing a favorable outcome, compared to 23% (3/13) of the subjects treated with oral nimodipine.
In the WFNS grade 2 subgroup (i.e., moderate aSAH subjects), favorable outcome rates from the NEWTON 2 study were inconsistent with those observed in the Phase 1/2 NEWTON study in both the EG-1962 and oral nimodipine treatment groups.  In addition, the favorable response rate in the control group in NEWTON 2 was higher than, and inconsistent with, that reported in the medical literature.

We did not identify any safety concerns that would have halted the NEWTON 2 study or precluded further development of EG-1962.  Notably, the incidence of vasospasm was significantly lower in the EG-1962 treatment group compared to standard of care oral nimodipine. In addition, there was a lower incidence of both mortality and hypotension in the EG-1962 treatment group.

Page | 16

Index

We have discontinued the Phase 1 study of the safety, pharmacokinetics and clinical outcomes of EG-1962 administered intracisternally, or directly into the basal cisterns of the brain.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $37.8 million and $37.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $189.7 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur expenses and operating losses for the foreseeable future.

In the nine months ended September 30, 2018, we recorded restructuring charges of $7.5 million. The components of the restructuring charge included expenses of $4.0 million for severance benefits and $2.3 million for financial advisor fees. Additionally, we incurred $0.3 million for legal fees, $0.3 million for non cash stock based retention compensation and accrued $0.6 million for retention compensation related to the restructuring of the organization.

We expect the restructuring charge to amount to approximately $5.2 million for employee severance, retention compensation and related costs. In addition, we expect these actions to result in annualized cost savings of approximately $6.5 million. These savings may be partially offset by higher costs for outsourced services which cannot be quantified at this time.

As of September 30, 2018, we had $36.8 million in cash and cash equivalents.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$317	$6,913	$(6,596)	(95)%
General and administrative expenses	3,287	3,990	(703)	(18)%
Restructuring expenses	848	–	848	100%
Total operating expenses	4,452	10,903	(6,451)	(59)%
Loss from operations	(4,452)	(10,903)	6,451	(59)%
Interest income (expense), net	187	(378)	565	(149)%
Net loss and comprehensive loss	$(4,265)	$(11,281)	$7,016	(62)%

Page | 17

Index

Research and Development Expenses

Research and development (R&D) expenses decreased to $0.3 million for the three months ended September 30, 2018 from $6.9 million for the same period in 2017. The decrease of $6.6 million in 2018 was primarily attributable to a decrease in external expenses for the clinical studies of $5.4 million and R&D internal department costs of $1.2 million resulting from the discontinuance of the clinical studies and reduction in force.

General and Administrative Expenses

General and administrative expenses decreased to $3.3 million for the three months ended September 30, 2018 from $4.0 million for the same period in 2017. The $0.7 million decrease was due to decreases in departmental operating expenses of $0.2 million, professional fees and marketing costs of $0.7 million offset by an increase of legal fees of $0.2 million.

Restructuring Expenses

Restructuring expenses amounted to $0.8 million for the three months ended September 30, 2018 related to the previously announced discontinuance of the NEWTON 2 study. The components consisted of $0.2 million for legal fees and $0.6 million for retention compensation.

Interest Expense, net

Interest income and expense, net increase of $0.6 million due primarily to a decrease in interest expense for our loan and debt back end fees of $0.6 million as a result of the debt elimination in June 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$15,584	$23,478	$(7,894)	(34)%
General and administrative expenses	11,303	12,365	(1,062)	(9)%
Restructuring expenses	7,494	–	7,494	100%
Impairment charges	2,673	–	2,673	100%
Total operating expenses	37,054	35,843	1,211	3%
Loss from operations	(37,054)	(35,843)	(1,211)	3%
Interest (expense), net	(729)	(1,113)	384	(35)%
Net loss and comprehensive loss	$(37,783)	$(36,956)	$(827)	2%

Research and Development Expenses

Research and development (R&D) expenses decreased to $15.6 million for the nine months ended September 30, 2018 from $23.4 million for the same period in 2017. The decrease of $7.8 million in 2018 was primarily attributable to a decrease in external expenses for clinical studies of $6.2 million and internal R&D personnel and departmental costs of $1.6 million resulting from the discontinuance of the clinical studies and reduction in force.

General and Administrative Expenses

General and administrative expenses decreased to $11.3 million for the nine months ended September 30, 2018 from $12.4 million for the same period in 2017. The $1.1 million decrease was primarily due to decreases in professional fees of $0.7 million and $0.3 million in other expenses, and personnel costs of $0.1 million.

Restructuring Expenses

Restructuring expenses amounted to $7.5 million for the nine months ended September 30, 2018 related to the previously announced discontinuance of the NEWTON 2 study. The components consisted of $4.0 million for severance benefits, $2.3 million for financial advisory fees, $0.3 million for legal fees and $0.9 million for retention compensation.

Page | 18

Index

Impairment Charges

The charge in 2018 reflects the impairment charge to the write-down of machinery and equipment no longer needed as a consequence of ceasing research and development on EG-1962.

Interest Expense, net

Interest expense, net decrease primarily due to interest expense for our loan of $0.2 million offset by an increase in interest income from interest earned on our cash and cash equivalents of $0.2 million.

Liquidity and Capital Resources

Since our inception and through September 30, 2018, we have raised aggregate net proceeds of $207.9 million to fund our operations, primarily $82.8 million from the sale of Common Stock, $87.5 million from the sale of preferred stock, par value of $0.00033 per share (“Preferred Stock”), $17.4 million net proceeds from a registered direct common stock offering and $20.0 million from a loan. As of September 30, 2018, we had total cash and cash equivalents of $36.8 million as compared to $88.1 million as of December 31, 2017. The $51.3 million decrease in total cash was due to repayment of debt totaling $20.9 million and to increased funding of operations, which mainly consisted of research and development activities and general and administrative expenses offset by proceeds from exercise of stock options.

On October 6, 2015, we completed the IPO of our Common Stock for aggregate gross proceeds of approximately $92.5 million. We received approximately $82.8 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $9.7 million.  All of the net proceeds were utilized by the end of February 2018.  In connection with the IPO, all Preferred Stock was converted into common stock. There is no Preferred Stock outstanding as of September 30, 2018.

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

Page | 19

Index

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(30,984)	$(31,457)
Net cash used in investing activities	–	(161)
Net cash (used in) provided by financing activities	(20,269)	22,526
Net (decrease) increase in cash	$(51,253)	$(9,092)

Net Cash Used in Operating Activities

Net cash used in operating activities was $31.0.million and $31.5 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash used in operating activities of $0.5 million was primarily due to the reduction of operating activities as compared to the prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2017 relates entirely to purchases of property and equipment.

Net Cash (Used In) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was due primarily to the repayment of debt and debt fees totaling $21.0 million offset by receipt of net proceeds from exercise of stock options of $0.7 million.

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

We believe that our existing cash and cash equivalents as of September 30, 2018, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

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

Page | 20

Index

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of September 30, 2018	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$1,890	$607	$1,212	$71	$–
Total contractual obligations	$1,890	$607	$1,212	$71	$–

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

Under the Restated Development Agreement, we agreed to pay Oakwood to perform services under agreed upon project plans and to pay Oakwood up to an aggregate of $4.5 million.  In July 2017 and April 2018, the Company paid $1.5 million and $0.5 million, respectively, of such aggregate amount in connection with entering into the Restated Development Agreement.  The remaining $2.5 million was payable no later than April 1, 2019.   The remaining payment was discounted to $2.375 million pursuant to an accelerated payment agreement entered into in August 2018. As of September 30, 2018, there are no remaining payments under the Restated Development Agreement. In addition, the Restated Development Agreement calls for us to pay royalties on sales of certain products based on a low single digit percentage of net sales of EG-1962, regardless of the manufacturer or supplier thereof.

Following the discontinuation of the NEWTON 2 trial for EG-1962, we have ceased all research and development efforts related to EG-1962 and our other product candidates.  As such, we may terminate the Supply Agreement immediately upon notice to Oakwood (which will also result in the automatic termination of the Restated Development Agreement); provided, that if we choose to do so prior to completion of the most recent project plan attached to the Restated Development Agreement, we must pay to Oakwood a termination fee. While certain of our milestone payments to Oakwood will remain outstanding (including the termination fee in the event the Restated Development Agreement is terminated), unless we resume such development activities, it is unlikely that we will be required to pay additional milestone or royalty payments to Oakwood in the future pursuant to the Restated Development Agreement or the Supply Agreement.

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

We consider our critical accounting policies and estimates to be related to stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Page | 21

Index
ITEM 3: Quantitative and Qualitative Disclosure about Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of September 30, 2018, we had cash equivalents of $36.8 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is listed on The Nasdaq Global Select Market.  In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company”.  We have received written notice from Nasdaq stating that, at present, we are not in compliance with the audit committee requirements for continued listing on The Nasdaq Global Select Market, because we currently have an audit committee comprised of two members.  If we do not regain compliance with audit committee requirements in a timely manner, Nasdaq will provide written notification to us that our securities will be subject to delisting.  In addition, on September 4, 2018, we received written notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days.  We have 180 calendar days, or until March 4, 2019, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 for a minimum of 10 consecutive business days during the 180-day grace period.  In the event that we do not regain compliance with Nasdaq’s listing standards prior to the expiration of the grace period, or fail to meet any of Nasdaq’s other continued listing requirements, we expect to receive written notification that our common stock is subject to delisting. If we receive such a delisting notification, we may either apply for listing on The Nasdaq Capital Market, provided we meet the continued listing requirements of that market, or appeal the decision to a Nasdaq Hearings Panel. In the event of an appeal, our common stock would remain listed on The Nasdaq Global Select Market pending a decision by the panel following the hearing. There can be no assurance that we will be able to regain compliance with the continued listing requirements. If our common stock is delisted by Nasdaq, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;
●	reduced liquidity with respect to our common stock;
●
a determination that our shares are “penny stock,” which will require brokers trading in our shares to adhere to more stringent standards, and which may limit demand for our common stock among certain investors;

●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Page | 23

Index

Stockholder litigation and regulatory inquiries and investigations are expensive and could harm our business, financial condition and operating results and could divert management attention.

In the past, securities class action and/or stockholder derivative litigation and inquiries or investigations by regulatory authorities have often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from one or more clinical trials. We are currently and in the future may be the target of this type of action as a result of changes in our stock price, past transactions, results of clinical trials or other matters. Any stockholder litigation and/or regulatory investigations against us, whether or not resolved in our favor, could result in substantial costs and divert our management's attention from other business concerns, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our corporate restructuring plans, and our restructuring activities may adversely affect our ability to consummate a strategic transaction that enhances stockholder value.

On May 1, 2018, we announced a planned reduction in our workforce as a result of stopping the NEWTON 2 clinical trial for EG-1962 and suspending the related manufacturing activities.  At present, we have reduced our headcount from 37 to 14 employees.  We anticipate a further reduction of our workforce as we complete NEWTON 2 closedown activities, complete the analysis of the related NEWTON 2 data and better align our resources with our operational needs going forward.  These reductions in force have resulted and will result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, and the reallocation of certain job responsibilities, all of which could negatively affect operational efficiencies and increase our operating expenses such that we may not fully realize anticipated savings from the restructuring, and could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits filed with this Quarterly Report or incorporated herein by reference is set forth in the Exhibit Index immediately preceding the signature page of this report and is incorporated into this Item 6 by reference.

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

Edge Therapeutics, Inc.

November 1, 2018	By:	/s/ Brian A. Leuthner
Brian A. Leuthner
President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2018	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)

Page | 26