Form 10-Q
period 2019-06-30
PDS Biotechnology Corp
filed 2019-08-01
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of July 25, 2019 was 5,177,487.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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

This quarterly report on Form 10-Q relates to the Company’s three and six months period ended June 30, 2019, which includes the date of the completion of the Merger, and is therefore the Company’s second periodic report that includes results of operations for the combined company, including Private PDS.

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

Page | 3

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,734,152	$103,695
Prepaid expenses and other current assets	1,098,843	156,628
Total current assets	22,832,995	260,323

Property and equipment, net	368,987	29,508
Intangible assets, net	1,223,000	41,692
Right-to-use asset	1,233,894	–
Other assets	145,470	12,800

Total assets	$25,804,346	$344,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,853,306	$1,412,951
Accrued expenses	638,186	601,889
Restructuring reserve	1,283,875	–
Operating lease liability- short term	492,086	–
Total current liabilities	4,267,453	2,014,840

Noncurrent liability:
Deferred tax liability	157,000	–
Operating lease liability- long term	774,278	–
Convertible promissory notes payable	–	30,000

STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized at June 30, 2019 and December 31, 2018, 0 outstanding	–	–
Common stock, $0.00033 par value, 75,000,000 shares authorized at June 30, 2019 and December 31, 2018, 5,177,487 shares and 3,417,187 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,709	1,128
Additional paid-in capital	38,686,233	19,311,529
Accumulated deficit	(18,082,327)	(21,013,174)
Total stockholders’ equity	20,605,615	(1,700,517)

Total liabilities and stockholders’ equity	$25,804,346	$344,323

See accompanying notes to the condensed consolidated financial statements.

Page | 4

Index
PDS BIOTECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development expenses	$1,886,934	$168,606	$2,916,937	$369,744
General and administrative expenses	2,383,972	398,425	6,289,848	934,226

Total operating expenses	4,270,906	567,031	9,206,785	1,303,970

Loss from operations	(4,270,906)	(567,031)	(9,206,785)	(1,303,970)

Other income (expense):
Gain on bargain purchase	209,449	–	11,939,331	–
Interest income	175,605	4	198,907	10
Interest expense	–	(804)	(606)	(1,763)

Net income (loss) and comprehensive income (loss)	(3,885,852)	(567,831)	2,930,847	(1,305,723)

Net income (loss) per share, basic	(0.75)	(0.17)	0.66	(0.41)
Net income (loss) per share, diluted	$(0.75)	$(0.17)	$0.52	$(0.41)

Weighted average common shares outstanding, basic	5,175,837	3,338,214	4,466,025	3,170,804
Weighted average common shares outstanding, diluted	5,175,837	3,338,214	5,677,360	3,170,804

See accompanying notes to the condensed consolidated financial statements.

Page | 5

Index
PDS BIOTECHNOLOGY CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares Issued	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - March 31, 2018	3,333,398	$1,100	$18,555,004	$(18,840,510)	$(284,406)
Stock-based compensation expense	–	–	630	–	630
Issuance of common stock, net of issuance costs	7,745	3	43,997	–	44,000
Net loss	–	–	–	(567,831)	(567,831)
Balance - June 30, 2018	3,341,143	$1,103	$18,599,631	$(19,408,341)	$(807,607)

	Common Stock		Additional	Accumulated	Total
	Shares Issued	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - March 31, 2019	5,172,938	$1,707	$38,642,411	$(14,196,475)	$24,447,643
Stock-based compensation expense	–	–	18,580	–	18,580
Issuance of common stock from 401K match	4,549	2	25,242	–	25,244
Net loss	–	–	–	(3,885,852)	(3,885,852)
Balance - June 30, 2019	5,177,487	$1,709	$38,686,233	$(18,082,327)	$20,605,615

See accompanying notes to the condensed consolidated financial statements.

Page | 6

Index
PDS BIOTECHNOLOGY CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares Issued	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - December 31, 2017	3,051,538	$1,007	$17,492,083	$(18,102,618)	$(609,528)
Stock-based compensation expense	–	–	7,645	–	7,645
Capitalized offering costs	–	–	(44,000)	–	(44,000)
Issuance of common stock, net of issuance costs	289,605	96	801,798	–	801,894
Warrant costs associated with stock issuance	–	–	342,105	–	342,105
Net loss	–	–	–	(1,305,723)	(1,305,723)
Balance - June 30, 2018	3,341,143	$1,103	$18,599,631	$(19,408,341)	$(807,607)

	Common Stock		Additional	Accumulated	Total
	Shares Issued	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - December 31, 2018	3,417,187	$1,128	$19,311,529	$(21,013,174)	$(1,700,517)
Stock-based compensation expense	–	–	2,773,451	–	2,773,451
Issuance of common stock, net of issuance costs	48,930	16	749,984	–	750,000
Issuance of common stock for antidilution	97,960	32	(32)	–	–
Issuance of common stock for convertible debt	9,683	3	32,950	–	32,953
Issuance of common stock from 401K match	4,549	2	25,241	–	25,243
Equity from merger transaction	1,599,178	528	15,793,110	–	15,793,638
Net income	–	–	–	2,930,847	2,930,847
Balance - June 30, 2019	5,177,487	$1,709	$38,686,233	$(18,082,327)	$20,605,615

See accompanying notes to the condensed consolidated financial statements.

Page | 7

Index
PDS BIOTECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,930,847	$(1,305,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,773,451	51,642
Stock-based 401K company common match	25,244	–
Depreciation expense	62,706	14,297
Bargain purchase gain	(11,939,331)	–
Changes in assets and liabilities:
Prepaid expenses and other assets	157,273	20,210
Accounts payable	(1,157,171)	171,960
Accrued expenses	(292,678)	227,911
Restructuring reserve	(786,396)	–

Net cash used in operating activities	(8,226,055)	(819,703)

Cash flows from investing activities:
Cash received in reverse merger transaction	29,106,512	–

Net cash used in investing activities	29,106,512	–

Cash flows from financing activities:
Payments for capital lease obligation	–	(7,022)
Proceeds from issuance of common stock, net of issuance costs	750,000	1,056,002

Net cash provided by financing activities	750,000	1,048,980

Net increase in cash	21,630,457	229,277
Cash and cash equivalents at beginning of period	103,695	175,884

Cash and cash equivalents at end of period	$21,734,152	$405,161

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$606	$1,753

Supplemental cash flow information:
Conversion of convertible notes and accrued interest into common stock	$32,953	$–
Consideration in connection with reverse merger transaction	$15,793,638	$–

See accompanying notes to the condensed consolidated financial statements.

Page | 8

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

For accounting purposes, the Merger is treated as a “reverse acquisition” under generally accepted accounting principles in the United States (“U.S. GAAP”) and Private PDS is considered the accounting acquirer. Accordingly, upon consummation of the Merger, the historical financial statements of Private PDS became the Company’s historical financial statements, and the historical financial statements of Private PDS are included in the comparative prior periods. See “Note 3 – Reverse Merger” for more information on the Merger. As part of the Merger, the Company acquired all of Edge’s assets relating to current and future research and development.

From the Company’s inception, it has devoted substantially all of its efforts to business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at June 30, 2019, the statements of operations and comprehensive income and loss for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited condensed consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Private PDS audited financial statements and notes thereto as of and for the year ended December 31, 2018, filed by the Company with the SEC in its Current Report on Form 8-K/A on April 30, 2019.

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

Page | 9

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

(G)          Intangibles:

The Company’s intangible assets as of June 30, 2019 consist of in-process research and development (“IPR&D”) intangible assets acquired as part of the reverse merger transaction on March 15, 2019.  The fair value of IPR&D was preliminarily determined as of the acquisition date using a discounted cash flow method and subject to ongoing assessment within the valuation period. In determining the value of IPR&D, management considers, among other factors, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use, and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors reflecting the economic risk that the projected cash flows may not be realized.

The Company reviews its IPR&D at least annually for possible impairment. IPR&D is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the IPR&D below their carrying values. The Company tests its IPR&D each year on October 1. The Company’s IPR&D asset totaled $1.2 million at June 30, 2019.

There were no trigger events during the three months and six months ended June 30, 2019 to which an impairment analysis would be warranted.

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

Page | 10

Index
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

The expected life of stock options will be estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company will utilize comparable public companies and company specific as a basis for its expected volatility to calculate the fair value of options grants. The risk-free interest rate will be based on U.S. Treasury notes with a term approximating the expected life of the option.

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

In February 2019, the Company issued 48,930 shares of common stock for proceeds of $750,000. In exchange for the financing, 34,192 of warrants were issued with an exercise price of $9.87 and an expiration date of December 31, 2023.

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

The common stock issuable upon the conversion or exercise of the following dilutive securities for the three months ended June 30, 2019 and as of June 30, 2018 has been excluded from the diluted net loss per share attributable to common stockholders calculation because their effect would have been antidilutive for the period presented:

	As of June 30,
	2019	2018
Stock options to purchase Common Stock	1,418,301	513,534
Convertible promissory note	–	9,216
Warrants to purchase Common Stock	262,758	115,860
Total	1,681,059	638,610

Page | 11

Index
The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Basic and diluted net income (loss)	$(3,885,852)	$(567,831)	$2,930,847	$(1,305,723)

Denominator
Shares used in computing basic net income (loss) per share	5,175,837	3,338,214	4,466,025	3,170,804
Shares from dilutive securities	–	–	1,211,335	–
Shares used in computing diluted net income (loss) per share	5,175,837	3,338,214	5,677,360	3,170,804

Net income (loss) per share, basic	(0.75)	(0.17)	0.66	(0.41)
Net income (loss) per share, diluted	(0.75)	(0.17)	0.52	(0.41)

(K)	Accounting standards not yet adopted:

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

(L)          Accounting standards adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  The Company adopted the new lease standard, as of January 1, 2019, using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods.  In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.  Furthermore, the Company did not have any leases impacted by ASC 842 on the adoption date.  As part of the purchase price allocation from the reverse merger, the Company recorded a Right of Use asset and Liability of $1.4 million.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office building).

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

Page | 12

Index
Note 3 – Liquidity

As of June 30, 2019, we had $21.7 million of cash and cash equivalents, including $29.1 million of pre-existing cash on Edge’s balance sheets that we obtained as a result of the Merger. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

On July 29, 2019, we entered into a common stock purchase agreement, see “Note 13 – Subsequent Events” for more information on the agreement.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of June 30, 2019 and proceeds expected to become available through government funding programs will be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Note 4 – Reverse Merger

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

Page | 13

Index
Preliminary Purchase Price Allocation

The preliminary purchase price was allocated to the net assets acquired of Edge based upon their preliminary estimated fair values as of March 15, 2019. The in-process research and development asset (“IPR&D”) that is recognized relates to Edge’s NEWTON 2 clinical trial for EG-1962 that has not reached technological feasibility.  The Company is actively looking to license out EG-1962 and has had preliminary discussions with third parties who are actively looking at the data of EG-1962. Accordingly, the IPR&D is capitalized as an indefinite-lived intangible asset and tested for impairment at least annually until it is determined that there is no future economic benefit from EG-1962. As a result of capitalizing the IPR&D, the Company recognized an indefinite life deferred tax liability. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change. During the three months ended June 30, 2019, two adjustments were made to the preliminary valuation. The first was for $275,000 relating to an offer to purchase equipment that was given a valuation of $0 on the date of acquisition. The second was for $65,551 relating to Edge’s bonus plan that was effective prior to the date of acquisition.   In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations any the excess of the fair value of the acquired net assets over the purchase price has been recognized as a bargain purchase gain in the condensed consolidated statement of operations. The Company has reassessed whether all the assets acquired and the liabilities assumed have been identified and recognized in the preliminary purchase price allocation.

The allocation of the preliminary purchase price to the net assets of Edge, based on the fair values as of March 15, 2019, is as follows:

Cash and cash equivalents	$29,106,513
Prepaid expense and other assets (1)	1,716,732
Right to use asset	1,384,810
Intangible assets-IPR&D	1,223,000
Total identifiable assets acquired	33,431,055
Accounts payable, accrued expenses, other liabilities	(4,595,934)
Lease liability	(945,152)
Deferred tax liability	(157,000)
Total liabilities assumed	(5,698,086)
Net identifiable assets acquired	27,732,969
Bargain purchase gain	(11,939,331)
Purchase price	$15,793,638

(1)
The valuation of equipment held for sale was believed to be $0 at the date of acquisition based on recent sales interest.  Subsequent to the acquisition date, there was an offer on the equipment for a price of $275,000, as such the Company deemed this would have been the value of the equipment if this sales offer would been available at the date of acquisition.

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

Pro Forma Financial Information

The following pro forma consolidated results of net loss for the three months ended June 30, 2019 and 2018 assume the Merger was completed as of January 1, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pro forma operating expenses	$14,388,478	$13,072,199	$19,324,357	$33,905,229
Pro forma net loss	(14,686,971)	(13,245,463)	(19,809,603)	(34,823,458)
Pro forma basic and diluted net loss per share	$(2.84)	$(2.70)	$(4.44)	$(7.37)

The June 30, 2019 pro forma net loss excludes the bargain purchase gain that resulted from the Merger.

Page | 14

Index
Note 5 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2019 or 2018.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2019: (unaudited)
Cash and cash equivalents	$21,734,152	$21,734,152	$–	$–

As of December 31, 2018:
Cash and cash equivalents	$103,695	$103,695	$–	$–

Note 6 – Intangible Assets

As of June 30, 2019, $1,223,000 was for IPR&D resulting from the Merger’s preliminary purchase price allocation. See Note 4.

As of December 31, 2018, the balance of $41,692 consisted of NIH licensing fees. This balance was expensed into research and development costs during the three months ended March 31, 2019.

Note 7 – Leases

We adopted Accounting Standards Codification (ASC) Topic 842 on the date of the Merger and recognized an operating right-of-use (ROU) asset of $1.4 million and operating lease liabilities of $1.4 million at upon acquiring the lease in the reverse merger.  The Company leases office space in Berkeley Heights, New Jersey which expires on November 15, 2021 under an operating lease. The Company has the option to renew the lease for five years.  The Company evaluated the renewal option at the lease commencement date and determined that it will not excise the option to renew.  The lease provides for an initial monthly base amount plus annual escalations through the term of the lease. In addition to the monthly base amount in the lease agreement, the Company is required to pay its proportionate share of real estate taxes and operating expenses during the lease term which are expensed as incurred. The discount rate implicit within the lease is not determinable, therefore Company estimated an incremental borrowing rate based on the information available on the date of the Merger.  The discount rate used to measure the operating lease liability as of June 30, 2019 was 10.15%.

For the three and six months ended June 30, 2019, the Company’s operating lease expense was $147,973 and $172,635, respectively.

As of June 30, 2019, other information related to the operating lease are as follows:

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease	$172,635
Right-of use asset obtained in exchange for new operating lease liability	$1,384,810
Remaining lease term - operating lease liability	2.4
Discount rate - operating lease	10.15%

Reported as of June 30, 2019
Current portion of operating lease liability	$492,086
Operating leases, net of current portion	774,278
Total	$1,266,364

Future minimum lease payments under non-cancelable operating leases as of June 30, 2019 were as follows:

Year ended December 31,
2019 (excluding the six months ended June 30, 2019)	$297,221
2020	603,371
2021	530,386
Total future minimum lease payments	1,430,978
Less imputed interest	(164,614)
Total	$1,266,364

Page | 15

Index
Note 8 – Accrued Expenses and Restructuring Reserve

Accrued expenses and other liabilities consist of the following:

	As of June 30, 2019	As of December 31, 2018
Accrued research and development costs	$91,229	$71,329
Accrued professional fees	242,732	421,617
Accrued compensation	304,225	54,269
Accrued other	–	46,674
Accrued rent	–	8,000
Total	$638,186	$601,889

Restructuring Reserve

	As of June 30, 2019	As of December 31, 2018
Restructuring reserve (1)	$1,283,875	$–
Total	$1,283,875	$–

(1)
Restructuring reserve relates to the severance costs incurred by Edge Therapeutics prior to the merger transaction and assumed by the Company as part of the purchase accounting, but not yet paid. The severance costs continue through September 2020.  For the six months ended June 30, 2019, the Company paid $786,396 of restructuring expense which was previously recorded on Edge Therapeutics financials.

Note 9 – Convertible Promissory Note

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

Note 10 – Stock-Based Compensation

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

Page | 16

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

On June 17, 2019, the Board adopted the 2019 Inducement Plan. The 2019 Inducement Plan provides for the grant of non-qualified stock options. The 2019 Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Board has reserved 200,000 shares of the Company’s common stock for issuance pursuant to non-qualified stock options granted under the 2019 Inducement Plan, and the 2019 Inducement Plan will be administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

The Company’s stock-based compensation expense related to stock options was recognized in operating expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$9,387	$43,997	$450,087	$47,216
General and administrative	9,193	630	2,323,364	4,426
Total	$18,580	$44,627	$2,773,451	$51,642

The fair value of options granted during the three and six months ended June 30, 2019 and the six months ended June 30, 2018 was estimated using the Black-Scholes option valuation model utilizing the following assumptions. There were no options granted during the three and six months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	94.43%	0.00%	88.87%	0.00%
Risk-Free Interest Rate	2.19%	0.00%	2.34%	0.00%
Expected Term in Years	6.08	–	6.17	–
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value of Option on Grant Date	$4.77	$–	$5.31	$–

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	541,117	$7.20
Assumed in connection with Merger	347,697	121.52
Granted	800,137	7.57
Exercised	–	–
Forfeited	(270,650)	99.13
Options outstanding at June 30, 2019	1,418,301	$17.90	7.49	$24,059
Vested and expected to vest at June 30, 2019	1,418,301	$17.90	7.49	$24,059
Exercisable at June 30, 2019	1,007,871	$22.67	6.47	$24,059
Page | 17

Index
At June 30, 2019 there was approximately $1,937,920 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 3.86 years.

Note 11 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2019 and there will be no current income tax expense.  Additionally, there was a full valuation allowance against the net deferred tax assets as of June 30, 2019 and December 31, 2018.   As such, the Company recorded no income tax benefit due to realization uncertainties.

The Company’s U.S. statutory rate is 21%.  The primary factor impacting the effective tax rate for the three and six months ended June 30, 2019 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2018, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and six months ended June 30, 2019 and for the year ended December 31, 2018.

Note 12 – Commitments and Contingencies

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

Page | 18

Index
Retainer/Advisory and Finders’ Fee Agreements

The Company entered into several consultant agreements beginning in May 2016 for retainer fees, advisory fees and finders’ fees. The fees were settled either with cash or issuance of common stock. Expenses recorded for the three and six months period ended June 30, 2018 were $181,500 and $299,000 respectively. There were no fees paid in the three and six months period ended June 30, 2019.

Employment Matters

The Company has entered into employment agreements or offer letters with each of its executive officers. The employment agreements generally provide for, among other things, salary, bonus and severance payments. The employment agreements generally provide for between 12 months and 24 months of severance benefits to be paid to an executive (as well as certain potential bonus, COBRA and equity award benefits), subject to the effectiveness of a general release of claims, if the executive terminates his or her employment for good reason or if the Company terminates the executive’s employment without cause.  Such severance payments may be provided for as long as 24 months in connection with a termination following a change of control.   The continued provision of severance benefits is conditioned on each executive’s compliance with the terms of the Company’s confidentiality and invention and assignment agreement as well as his or her release of claims.

Rent

For the three and six months ended June 30, 2019 and 2018, rent was $11,400 and $15,644 and $20,300 and $31,287, respectively, for arrangements not impacted by the adoption of ASC 842.

Note 13 – Subsequent Events

On July 8, 2019, the Company entered into a lease termination agreement for its office space with its landlord effective August 31, 2019. The Company is required to pay 50% of the remaining lease payments of $665,802 over three installments on September 1, 2019, December 1, 2019 and March 1, 2020. The Company has not entered into a new lease arrangement through the date of this filing.

On July 29, 2019, the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital Fund, LLC (“Aspire Capital”) with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $20.0 million of the Company’s common stock (the “Purchase Shares”) over the term of the Aspire Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell an aggregate of 1,034,979 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of the Company’s common stock on July 26, 2019. The minimum price at which the Company sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, the Company issued 100,654 shares of common stock to Aspire Capital. The Company has not issued any shares of its common stock to Aspire Capital under the Aspire Purchase Agreement, aside from the 100,654 shares that were issued to Aspire Capital as consideration for entering into the Aspire Purchase Agreement. Concurrently with the Aspire Purchase Agreement, the Company entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”). In accordance with the Registration Rights Agreement, the Company is obligated to file a registration statement to cover the resale of any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. The Company may not sell any Purchased Shares to Aspire Capital until such registration statement is declared effective by the SEC.  There is market uncertainty regarding the utilization of financing associated from the Aspire Purchase Agreement.
Page | 19

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

Page | 20

Index
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

We have never been profitable and have incurred net losses in each year since our inception, except for the six months ended June 30, 2019, during which we had net income of $2.9 million due to a bargain purchase gain of $11.9 million as a result of the Merger (as defined below).  Our net losses were $2.9 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively. As of June 30, 2019, we had an accumulated deficit of $18.1 million. Substantially all of our net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with these operations.

As of June 30, 2019, we had $21.7 million in cash and cash equivalents.

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

Page | 21

Index
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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$1,887	$169	$1,718	1,017%
General and administrative expenses	2,384	398	1,986	499%
Total operating expenses	4,271	567	3,704	653%
Loss from operations	(4,271)	(567)	(3,704)	653%
Other income (expense), net	209	–	209	100%
Interest income (expense), net	176	(1)	177	100%
Net loss and comprehensive loss	$(3,886)	$(568)	$(3,318)	584%

Research and Development Expenses

Research and development (R&D) expenses increased to $1.9 million for the three months ended June 30, 2019 from $0.2 million for the three months ended June 30, 2018.  The increase of $1.7 million in 2019 was primarily attributable to an increase in external expenses for clinical studies of $1.4 million and an increase of $0.3 million in personnel costs.

Page | 22

Index
General and Administrative Expenses

General and administrative expenses increased to $2.4 million for the three months ended June 30, 2019 from $0.4 million for the three months ended June 30, 2018.  The increase of $2.0 million is primarily attributable to increases in personnel costs of $0.5 million, $0.5 million in D&O insurance, $0.2 million for facilities expense, $0.2 million for professional fees, $0.3 million in legal fees and $0.3 in other operating expenses.

Other income (expense), net

Other income, net was $0.2 million during the three months ended June 30, 2019, an increase of $0.2 million as compared to other income of $0 during the three months ended June 30, 2018,  due to a change in the purchase price allocation during the second quarter that resulted in a revision to the bargain purchase gain that were recognized in the period.

Interest income (expense), net

Interest income, net was $0.2 million during the three months ended June 30, 2019, an increase of $0.2 million, as compared to an expense of $(0.01) million during the three months ended June 30, 2018, due primarily to interest received on invested cash.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$2,917	$370	$2,547	688%
General and administrative expenses	6,290	934	5,356	573%
Total operating expenses	9,207	1,304	7,903	606%
Loss from operations	(9,207)	(1,304)	(7,903)	606%
Other income (expense), net	11,939	–	11,939	11,939
Interest (expense), net	199	(2)	201	100%
Net loss and comprehensive loss	$2,931	$(1,306)	$4,237	(324)%

Research and Development Expenses

Research and development (R&D) expenses increased to $2.9 million for the six months ended June 30, 2019 from $0.4 million for the same period in 2018. The increase of $2.5 million was primarily attributable to an increase in external expenses for clinical studies of $1.6 million and internal R&D personnel costs of $0.4 million, non-cash stock based compensation of $0.4 and departmental costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased to $6.3 million for the six months ended June 30, 2019 from $0.9 million for the same period in 2018. The $5.4 million increase was due to increases in personnel costs of $1.0 million, non-cash stock based compensation of $2.3 million, facilities costs of $0.3 million, D&O insurance costs of $0.6 million, legal fees of $0.7 million,  professional fees of $0.4 million and $0.1 million in other operating expenses.

Other income (expense), net

Other income, net was $11.9 million during the six months ended June 30, 2019, an increase of $11.9 million as compared to other income of $0 during the six months ended June 30, 2018, due to the bargain purchase gain as a result of the Merger, representing the excess of the fair value of net assets acquired over the fair value of the common stock issued to acquire Private PDS in the Merger.

Interest income (expense), net

Interest income, net was $0.2 million during the six months ended June 30, 2019, an increase of $0.2 million, as compared to an expense of $(0.02) million during the six months ended June 30, 2018, due primarily to interest received on invested cash.

Page | 23

Index
Liquidity and Capital Resources

Since inception, our operations have been financed primarily by net proceeds of $12.3 million from the sale of our common stock and $5.4 million from the issuance of convertible promissory notes.  As of June 30, 2019, we had $21.7 million of cash and cash equivalents, including $29.1 million of pre-existing cash on Edge’s balance sheets that we obtained as a result of the Merger. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of June 30, 2019 and proceeds expected to become available through government funding programs will be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

On July 29, 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, pursuant to which, we have the right, in our sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, in an aggregate amount of up to $20.0 million of our common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement at a per share price equal to the lesser of the lowest sale price of our common stock on the purchase date or the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital. We have not issued any shares of our common stock to Aspire Capital under the Aspire Purchase Agreement, aside from the 100,654 shares that were issued to Aspire Capital as consideration for entering into the Aspire Purchase Agreement. Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, we are obligated to file a registration statement to cover the resale of any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. We may not sell any Purchased Shares to Aspire Capital until such registration statement is declared effective by the SEC.  There is market uncertainty regarding the utilization of financing associated from the Aspire Purchase Agreement.

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(8,226)	$(820)
Net cash provided by investing activities	29,106	–
Net cash provided by financing activities	750	1,049
Net increase in cash	$21,630	$229

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.2 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in operating activities of $7.4 million was primarily due to the increase of operating activities and payment of the Merger restructuring costs as compared to the prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2019 relates entirely to cash received in the Merger.

Page | 24

Index
Net Cash (Used In) Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was due to the receipt of net proceeds from the issuance of common stock of $0.8 million.

Net cash provided by financing activities for the six months ended June 30, 2018 was due to the receipt of net proceeds of $1.1 million due to the issuance of common stock.

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

We believe that our existing cash and cash equivalents as of June 30, 2019 will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report.

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

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize our tablet vaccines on our own; and

●	the initiation, progress, timing and results of our commercialization of our tablet vaccine candidates, if approved, for commercial sale.

Please see the section titled “Risk Factors” elsewhere in the Quarterly Report for additional risks associated with our operations.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of June 30, 2019	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$1,433	$600	$833	$–	$–
Milestone payments	550	110	220	220	–
Total contractual obligations	$1,983	$710	$1,053	$220	$–

The table above does not include (a) any milestone payments related to contingent events which may become payable to third parties under our license agreements as the timing and likelihood of such payments are not known, or (b) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.
Page | 25

Index
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

We consider our critical accounting policies and estimates to be related to stock-based compensation and IPR&D. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019 from those disclosed in our audited financial statements for the year ended December 31, 2018, which we filed with the Securities and Exchange Commission in our Current Report on Form 8-K/A on April 30, 2019.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Page | 26

Index
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of June 30, 2019, we had cash equivalents of $21.7 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, we do not believe that an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Page | 27

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

ITEM 1A.  RISK FACTORS

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. The risk factors set forth below contain material changes from, or additions to, the risk factors previously disclosed and included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2019.

Risks Related to Our Business, Financial Position and Capital Requirements

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
Page | 28

Index
We expect research and development expenses to increase significantly for PDS0101 and other Versamune® Products. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize PDS0101. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of June 30, 2019, we had an accumulated deficit of $18.1 million.  In July 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock, tor the Purchased Shares, over the 30-month term of the Aspire Purchase Agreement. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50.  Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, we are obligated to file a registration statement to cover the resale of any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. We may not sell any shares of our common stock to Aspire Capital until such registration statement is declared effective by the SEC.  Further, our use of the Aspire Purchase Agreement is subject to certain additional limitations set forth elsewhere in this report. As such, our ability to use the Aspire Purchase Agreement to raise capital is uncertain.

Raising additional funds by issuing securities, including through the Aspire Purchase Agreement, may cause dilution to existing stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, including through the Aspire Purchase Agreement (assuming all conditions for the issuance of the Purchased Shares under the Aspire Purchase Agreement are satisfied), debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not currently have any committed external source of funds, aside from the Aspire Purchase Agreement (assuming all conditions for issuance of Purchased Shares under the Aspire Purchase Agreement are satisfied). To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, creating liens, redeeming our stock or making investments.

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

Our future financial performance and our ability to commercialize PDS0101 and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of June 30, 2019, we had 14 employees and 5 consultants.  We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of PDS0101. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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
Page | 29

Index
Risks Related to Clinical Development, Regulatory Approval and Commercialization

We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results and/or our clinical trials do not demonstrate the safety and efficacy of our product candidates.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Our product candidates may not perform as we expect, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect in humans, and may not ultimately prove to be safe and effective.

Preliminary and final results from preclinical studies and early stage trials, and trials in compounds that we believe are similar to ours, may not be representative of results that are found in larger, controlled, blinded, and longer-term studies. Product candidates may fail at any stage of preclinical or clinical development. Product candidates may fail to show the desired safety and efficacy traits even if they have progressed through preclinical studies or initial clinical trials. Preclinical studies and clinical trials may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, notwithstanding promising results in earlier preclinical studies or clinical trials or promising mechanisms of action. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, should there be an issue with the design of a clinical trial, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage.

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.  There may be regulatory questions or disagreements regarding interpretations of data and results at any stage.  For example FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks.

We rely, and intend to continue to rely, on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, certain of our scientific advisors or consultants who receive compensation from us are clinical trial investigators for our clinical trial. Although we believe our existing relationships are within the FDA’s guidelines, if these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing PDS0101 or any other product candidates.

Page | 30

Index
General Market Risk Factors

Because the Merger resulted in an ownership change under Section 382 of the Code for Edge, pre-merger U.S. net operating loss carryforwards and certain other tax attributes will be subject to limitations.

As of December 31, 2018, prior to completion of the Merger, Edge had federal and state net operating loss carryforwards, or NOLs, of $128.6 million and $27.1 million, respectively, due to prior period losses. If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s U.S. net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state and foreign tax laws. We believe that Edge may have already undergone one or more ownership changes prior to the Merger. However, the Merger also resulted in an ownership change for Edge and, accordingly, Edge’s U.S. net operating loss carryforwards and certain other tax attributes available to us are subject to limitations on their use.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after certain legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2019, we had 5,177,487 shares of common stock outstanding. Approximately 3,360,000 of such shares are freely tradable, without restriction, in the public market. Approximately 1,817,000 of such shares of common stock are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

Ownership of our common stock is highly concentrated, which may prevent our stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers and directors and their affiliates beneficially own or control approximately 31% of the outstanding shares of our common stock as of June 30, 2019. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Page | 31

Index
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

A list of exhibits filed with this Quarterly Report or incorporated herein by reference is set forth in the Exhibit Index immediately preceding the signature page of this report and is incorporated into this Item 6 by reference.

Page | 32

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1
Employment Agreement, dated October 11, 2018, by and between PDS Biotechnology Corporation and Frank K. Bedu-Addo (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-4 (File No. 333-228937) on December 21, 2018, and incorporated by reference herein).

10.2
Consulting Services Agreement, dated December 15, 2014, by and between PDS Biotechnology Corporation and Gregory Freitag (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4 (File No. 333-228937) on December 21, 2018, and incorporated by reference herein).

10.3
Consulting Services Agreement, dated December 15, 2014, by and between PDS Biotechnology Corporation and DeLyle Bloomquist (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4 (File No. 333-228937) on December 21, 2018, and incorporated by reference herein).

10.4
Offer Letter, dated September 21, 2018, by and between PDS Biotechnology Corporation and Lauren Wood, MD. (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-4 (File No. 333-228937) on December 21, 2018, and incorporated by reference herein).

10.5
Consulting Services Agreement, dated March 26, 2015, by and between PDS Biotechnology Corporation and Gregory Conn (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (File No. 333-228937) on December 21, 2018, and incorporated by reference herein).

10.6
Clinical Trial Collaboration and Supply Agreement, dated May 19, 2017, by and between PDS Biotechnology Corporation and MSD International GmbH (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (File No. 333-228937) on January 25, 2019, and incorporated by reference herein).

10.7
Patent License Agreement, dated January 5, 2015, by and between PDS Biotechnology Corporation and National Institutes of Health, as amended by First Amendment, dated August 5, 2015 (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (File No. 333-228937) on January 25, 2019, and incorporated by reference herein).

10.8
Cost Reimbursement Agreement, dated November 1, 2015, by and between PDS Biotechnology Corporation and University of Kentucky Research Foundation (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A (File No. 333-228937) on January 25, 2019, and incorporated by reference herein).

10.9
Cost Reimbursement Agreement, dated November 1, 2015, by and between PDS Biotechnology Corporation and University of Kentucky Research Foundation (filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-4/A (File No. 333-228937) on January 25, 2019, and incorporated by reference herein).

10.10
Public Health Service Cooperative Research & Development Agreement for Intramural-PHS Clinical Research, dated effective as of February 2, 2015, by and between the National Cancer Institute and PDS Biotechnology Corporation (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A (File No. 333-228937) on January 25, 2019, and incorporated by reference herein).

10.11
DOTAP Chloride Enantiomer License Agreement effective November 1, 2008, between Merck Eprova AG and PDS Biotechnology Corporation (filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A (File No. 333-228937) on January 25, 2019, and incorporated by reference herein).

10.12	Employment Agreement, effective June 1, 2019, by and between PDS Biotechnology Corporation and Gregory Conn.

10.13	Offer Letter, dated February 1, 2019, by and between PDS Biotechnology Corporation and Lauren V. Wood, M.D.

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

Page | 33

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

August 1, 2019	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2019	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial and Accounting Officer)

Page | 34