Form 10-Q
period 2020-06-30
PDS Biotechnology Corp
filed 2020-08-13
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of August 6, 2020 was 15,361,619.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,934,495	$12,161,739
Prepaid expenses and other	2,506,646	2,308,462
Total current assets	19,441,141	14,470,201

Property and equipment, net	13,247	21,051
Right-to-use asset	638,831	–

Total assets	$20,093,219	$14,491,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,092,527	$1,197,720
Accrued expenses	1,194,358	1,097,640
Restructuring reserve	126,862	498,185
Operating lease liability - short term	112,657	–
Total current liabilities	2,526,404	2,793,545

Noncurrent liability:
Operating lease liability - long term	552,326	–
STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at June 30, 2020 and December 31, 2019, 15,361,619 shares and 5,281,237 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5,064	1,742
Additional paid-in capital	52,861,882	40,633,670
Accumulated deficit	(35,852,457)	(28,937,705)
Total stockholders’ equity	17,014,489	11,697,707

Total liabilities and stockholders’ equity	$20,093,219	$14,491,252

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development expenses	$1,414,225	$1,886,934	$3,385,904	$2,916,937
General and administrative expenses	1,521,736	2,383,972	3,581,884	6,289,848

Total operating expenses	2,935,961	4,270,906	6,967,788	9,206,785

Loss from operations	(2,935,961)	(4,270,906)	(6,967,788)	(9,206,785)

Other income (expense):
Gain on bargain purchase upon merger	–	209,449	–	11,939,331
Interest income	6,617	175,605	53,036	198,907
Interest expense	–	–	–	(606)

Net (loss) income and comprehensive (loss) income	(2,929,344)	(3,885,852)	(6,914,752)	2,930,847
Per share information:
Net (loss) income per share, basic	$(0.19)	$(0.75)	$(0.54)	$0.66
Net (loss) income per share, diluted	$(0.19)	$(0.75)	$(0.54)	$0.52

Weighted average common shares outstanding, basic	$15,357,199	$5,175,837	$12,835,980	$4,466,025
Weighted average common shares outstanding, diluted	$15,357,199	$5,175,837	$12,835,980	$5,677,360

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated	Total Equity (Deficit)
	Shares Issued	Amount		Deficit
Balance - March 31, 2019	5,172,938	$1,707	$38,642,411	$(14,196,475)	$24,447,643
Stock based compensation expense	–	–	18,580	–	18,580
Issuance of common stock, net of issuance costs	4,549	2	25,242	–	25,244
Net loss	–	–	–	(3,885,852)	(3,885,852)
Balance - June 30, 2019	5,177,487	$1,709	$38,686,233	$(18,082,327)	$20,605,615

	Common Stock		Additional Paid-in Capital	Accumulated	Total Equity (Deficit)
	Shares Issued	Amount		Deficit
Balance - March 31, 2020	15,350,445	$5,064	$52,805,601	$(32,923,113)	$19,887,552
Stock-based compensation expense	–	–	46,113	–	46,113
Issuance of common stock from 401K match	11,174	–	10,168	–	10,168
Net loss	–	–	–	(2,929,344)	(2,929,344)
Balance - June 30, 2020	15,361,619	$5,064	$52,861,882	$(35,852,457)	$17,014,489

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated	Total Equity (Deficit)
	Shares Issued	Amount		Deficit
Balance - December 31, 2018	3,417,187	$1,128	$19,311,529	$(21,013,174)	$(1,700,517)
Stock based compensation expense	–	–	2,773,451	–	2,773,451
Issuance of common stock, net of issuance costs	48,930	16	749,984	–	750,000
Issuance of common stock for antidilution	97,960	32	(32)	–	–
Issuance of common stock for convertible debt	9,683	3	32,950	–	32,953
Issuance of common stock from 401K match	4,549	2	25,241	–	25,243
Equity from merger transaction	1,599,178	528	15,793,110	–	15,793,638
Net income	–	–	–	2,930,847	2,930,847
Balance - June 30, 2019	5,177,487	$1,709	$38,686,233	$(18,082,327)	$20,605,615

	Common Stock		Additional Paid-in Capital	Accumulated	Total Equity (Deficit)
	Shares Issued	Amount		Deficit
Balance - December 31, 2019	5,281,237	$1,742	$40,633,670	$(28,937,705)	$11,697,707
Stock-based compensation expense	–	–	171,106	–	171,106
Issuance of common stock, net of issuance costs	10,000,000	3,299	11,966,703	–	11,970,002
Issuance of common stock for convertible debt	65,240	22	70,437	–	70,459
Issuance of common stock from 401K match	15,142	1	19,966	–	19,967
Net loss	–	–	–	(6,914,752)	(6,914,752)
Balance - June 30, 2020	15,361,619	$5,064	$52,861,882	$(35,852,457)	$17,014,489

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(6,914,752)	$2,930,847
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	171,106	2,773,451
Stock-based 401K company common match	19,967	25,244
Depreciation expense	7,805	62,706
Amortization of the right-to-use asset	41,800	–
Bargain purchase gain from merger	–	(11,939,331)
Changes in assets and liabilities:
Prepaid expenses and other assets	(198,184)	157,273
Accounts payable	(105,193)	(1,157,171)
Accrued expenses	96,718	(292,678)
Restructuring reserve	(371,323)	(786,396)
Cash payments for expenses:
Payments made for operating lease	(15,649)	–

Net cash used in operating activities	(7,267,705)	(8,226,055)

Cash flows from investing activities:
Cash received in reverse merger transaction	–	29,106,512

Net cash provided by investing activities	–	29,106,512

Cash flows from financing activities:
Proceeds from exercise of warrants	70,459	–
Proceeds from issuance of common stock, net of issuance costs	11,970,002	750,000

Net cash provided by financing activities	12,040,461	750,000

Net increase in cash and cash equivalents	4,772,756	21,630,457
Cash and cash equivalents at beginning of period	12,161,739	103,695

Cash and cash equivalents at end of period	$16,934,495	$21,734,152

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$–	$606

Supplemental cash flow information:
Conversion of convertible notes and accrued interest into common stock	$–	$32,953
Consideration in connection with reverse merger transaction	$–	$15,793,638

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company,” “PDS,” or the “combined company”), PDS is a clinical-stage immunotherapy company developing a growing pipeline of cancer immunotherapies and infectious disease vaccines designed to overcome the well-established limitations of current immunotherapy technologies. PDS owns Versamune®, a proprietary T-cell activating platform designed to train the immune system to better attack and destroy disease. When paired with an antigen, a disease-related protein that is recognizable by the immune system, Versamune® has been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD8+ killer T-cells, a specific sub-type of CD8+ killer T-cell that is more effective at killing infected or target cells. Our immuno-oncology products can potentially be used as a component of combination products with other leading technologies to provide effective treatments across a range of cancer types, including Human Papillomavirus (HPV)-based cancers, melanoma, colorectal, lung, breast and prostate cancers or as monotherapies in early-stage disease. PDS is working to expand its infectious disease pandemic development program, including novel vaccines for COVID-19 and universal influenza, in addition to its previously announced tuberculosis development collaboration with Farmacore Biotechnology.

From the Company’s inception, it has devoted substantially all of its efforts to drug development, business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital.

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

In December 2019, a coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020 the World Health Organization (WHO) declared COVID-19 a pandemic (the “COVID-19 Pandemic”). The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 Pandemic. The full impact of the COVID-19 Pandemic is unknown and rapidly evolving. To date, two of the three currently planned PDS0101 clinical trials have been delayed, specifically as a result of the adverse impact the COVID-19 Pandemic has had on clinical trial operations for cancer indications in the United States.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at June 30, 2020, the statements of operations and comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited condensed consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s  audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, filed by the Company with the SEC in its Annual Report on Form 10-K on March 27, 2020.

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

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the clinical and regulatory development of its products, the Company’s ability to preserve its cash resources, the Company’s review of strategic alternatives, the Company’s ability to add product candidates to its pipeline, the Company’s intellectual property, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, the Company’s ability to raise capital, and the effects of health epidemics, pandemics, or outbreaks of infectious diseases, including the recent COVID-19 pandemic.

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

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data, such as patient enrollment, clinical site activations or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred

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

Index
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

The common stock issuable upon the conversion or exercise of the following dilutive securities as of June 30, 2020 has been excluded from the diluted net loss per share attributable to common stockholders calculation because their effect would have been antidilutive for the period presented.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of June 30,
	2020	2019
Stock options to purchase Common Stock	1,639,753	1,418,301
Warrants to purchase Common Stock	197,518	262,758
Total	1,837,271	1,681,059

The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Basic and diluted net (loss) income	$(2,929,344)	$(3,885,852)	$(6,914,752)	$2,930,847

Denominator
Shares used in computing basic net (loss) income per share	15,357,199	5,175,837	12,835,980	4,466,025
Shares from dilutive securities	–	–	–	1,211,335
Shares used in computing diluted net (loss) income per share	15,357,199	5,175,837	12,835,980	5,677,360

Net (loss) income per share, basic	$(0.19)	$(0.75)	$(0.54)	$0.66
Net (loss) income per share, diluted	$(0.19)	$(0.75)	$(0.54)	$0.52

(K)	Accounting standards adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  The Company adopted the new lease standard, as of January 1, 2019, using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods.  In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. Furthermore, the Company did not have any leases impacted by ASC 842 on the adoption date. As part of the purchase price allocation from the reverse merger, the Company recorded a Right of Use asset and Liability of $1.4 million for office space located in Berkeley Heights, New Jersey. The lease for property in Berkeley Heights was subsequently terminated. As of  March 5, 2020 the Company entered into a new sub lease for office space at Florham Park commencing May 1, 2020. See note 6 for details.

Index
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

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred. As of June 30, 2020, there is an active lease accounted for under ASC 842.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”).  ASU 2018-13 modifies disclosure requirements related to fair value measurement. On January 1, 2020, the Company adopted ASU 2018-07 and there was no impact to its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). On January 1, 2020, the Company adopted ASU 2018-07 and there was no impact to its financial statements

Note 3 – Liquidity

As of June 30, 2020, the Company had $16.9 million of cash and cash equivalents, primarily provided by $29.1 million of pre-existing cash on Edge’s balance sheets that the Company obtained as a result of the Merger and net proceeds of $12.8 million from the sale of our common stock. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

In July 2019, the Company entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at the Company’s discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock (the “Purchased Shares”), over the 30-month term of the Aspire Purchase Agreement. The Company may sell an aggregate of 1,034,979 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of the Company’s common stock on July 26, 2019. On July 29, 2019, the Company issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement.  As of June 30, 2020 no shares have been sold to Aspire.

In February 2020, the Company completed an underwritten public offering, in which we sold 10,000,000 shares of common stock at a public offering price of $1.30 per share. The shares sold included 769,230 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. The Company received gross proceeds of approximately $13 million and net proceeds of approximately $11.9 million after deducting underwriting discounts and commissions.

On July 22, 2020, the Company filed a shelf registration statement (the “2020 Shelf Registration Statement”), with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units (collectively, the “Shelf Securities”), up to an aggregate amount of $100 million. The 2020 Shelf Registration Statement was declared effective on July 31, 2020. On August 13, 2020, the Company sold 6,900,000 shares of its common stock at a public offering price of $2.75 per share pursuant to the 2020 Shelf Registration Statement, which includes 900,000 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. The Company received gross proceeds of approximately $19.0 million and net proceeds of approximately $17.1 million, after deducting underwriting discounts and offering expenses. Approximately $81,000,000 of Shelf Securities remain available for future sale under the 2020 Shelf Registration Statement.

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

Purchase Price

Pursuant to the Merger Agreement, Edge issued to Private PDS’s stockholders a number of shares of Edge’s common stock representing approximately 70% of the outstanding shares of common stock of the combined company. The purchase price, which represents the consideration transferred to Edge’s stockholders in the Merger is calculated based on the number of shares of common stock of the combined company that Edge’s stockholders owned as of the closing of the Merger on March 15, 2019, which consists of the following:

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

Index
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

During the three months ended December 31, 2019, the Company determined that the intangible asset related to Edge’s NEWTON 2 clinical trial for EG-1962 was impaired due to significantly reduced activity in the data room and a lack of new interest from third parties to purchase or license the product. Further the Company does not have the internal resources to pursue EG-1962 as an internal development project and has stated publicly that it had intended to find a partner to fund and run the EG-1962 program.  The drop off in interest from third parties and the lack of any new inbound interest has made this an extremely low probability of success. As a result for the year ended December 31, 2019, the Company recorded an impairment charge - IPR&D of $2,974,000 for the estimated value of the IPR&D asset of $2,974,000 in its consolidated statement of operations and comprehensive loss.

Index
Note 5 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2020 or 2019.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2020: (unaudited)
Cash and cash equivalents	$16,934,495	$16,934,495	$–	$–

As of December 31, 2019:
Cash and cash equivalents	$12,161,739	$12,161,739	$–	$–

Note 6 – Leases

On July 8, 2019, the Company entered into a lease termination agreement for its office space located at 300 Connell Drive, Suite 4000, Berkeley Heights, NJ 07922 effective August 31, 2019 (the “Lease Termination Agreement”). Pursuant to the Lease Termination Agreement, the Company was required to pay 50 percent of the remaining lease payments of $665,802 over three installments on September 1, 2019, December 1, 2019, and March 1, 2020, which was recorded as lease termination costs in the third quarter of 2019. On August 31, 2019, the right-of-use asset of $1.2 million and operating lease liability of $1.2 million was written off. Leasehold improvements amounting to approximately $0.3 million were also written off and are included in lease termination costs.  The Company entered into a temporary month-to-month lease as of September 1, 2019 for office space located at 830 Morris Turnpike, Short Hills, NJ 07078 until the Company entered into a new lease for permanent office space. This lease was terminated on May 31, 2020.

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months with an option to renew through October 31, 2027. Upon inception of the lease, the Company recognized approximately $0.7 million of a ROU asset and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Six Months Ended June 30, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for operating lease	$15,649
Right-of use asset obtained in exchange for new operating lease liability	$638,831
Remaining lease term - operating lease liability	38.0
Discount rate - operating lease	9.15%

Reported as of June 30, 2020
Current portion of operating lease liability	$112,657
Operating leases, net of current portion	552,326
Total	$664,983

Index
Note 7 – Accrued Expenses and Restructuring Reserve

Accrued expenses and other liabilities consist of the following:

	As of June 30, 2020	As of December 31, 2019
Accrued research and development costs	$147,841	$16,415
Accrued professional fees	135,641	256,062
Accrued compensation	910,876	603,229
Accrued rent	–	221,934
Total	$1,194,358	$1,097,640

Restructuring Reserve

	As of June 30, 2020	As of December 31, 2019
Restructuring reserve (1)	$126,862	$498,185
Total	$126,862	$498,185

(1)
Restructuring reserve relates to the severance costs incurred by Edge prior to the Merger and assumed by the Company as part of the purchase accounting, but not yet paid. The severance costs continue through September 2020.  For the six months ended June 30, 2020, the Company paid $371,323 of restructuring expense which was previously recorded on Edge’s financials.

Note 8 – Stock-Based Compensation

The Company has four equity compensation plans: the 2009 Amended Stock Option Plan, the 2010 Equity Incentive Plan, the 2014 Equity Incentive Plan and the 2018 Stock Incentive Plan (the “Plans”). Originally, the Company was able to grant up to 27,410 of Common Stock as both incentive stock options (“ISOs”) and nonqualified stock options (“NQs”) under the 2010 Equity Incentive Plan. In 2013, the Company’s stockholders approved an increase to 63,957 shares authorized for issuance under the 2010 Equity Incentive Plan. In 2014, the Board of Directors of the Company (the “Board”) approved an increase to 67,520 shares authorized for issuance under the 2010 Equity Incentive Plan

In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant up to 91,367 shares as ISOs, NQs and restricted stock units (“RSUs”), subject to increases as hereafter described (the “Plan Limit”). In addition, on January 1, 2015 and each January 1 thereafter prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the 2014 Equity Incentive Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. On January 1, 2016, 2017, 2018 and 2019 the Plan Limit was increased to 152,366 shares, 210,203 shares, 271,941 shares and 323,529 shares, respectively. In March 2019, the Plan was amended and restated which removed the annual increase component and was limited to 826,292 shares.

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Deferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards.

Pursuant to the terms of the Plans, ISOs have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four year term and NQs generally vest over a one to five year terms. Unless terminated by the Board, the Plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the Plans are no longer outstanding. As of June 30, 2020 there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

On June 17, 2019, the Board adopted the 2019 Inducement Plan. The 2019 Inducement Plan provides for the grant of non-qualified stock options. The 2019 Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

Index
The Board has reserved 200,000 shares of the Company’s common stock for issuance pursuant to non-qualified stock options granted under the 2019 Inducement Plan, and the 2019 Inducement Plan will be administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of  June 30, 2020, there were 121,500 shares available for grant under the 2019 Inducement Plan.

The Company’s stock-based compensation expense related to stock options was recognized in operating expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$53,842	$9,387	$106,526	$450,087
General and administrative	(7,728)	9,193	64,580	2,323,364
Total	$46,113	$18,580	$171,106	$2,773,451

The fair value of options granted during the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019 was estimated using the Black-Scholes option valuation model utilizing the following assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	97.13%	94.43%	97.00%	88.87%
Risk-Free Interest Rate	0.34%	2.19%	0.38%	2.34%
Expected Term in Years	6.07	6.08	6.07	6.17
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value of Option on Grant Date	$1.11	$4.77	$1.10	$5.31

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	1,421,797	$15.95
Granted	319,907	1.43
Exercised	–	–
Forfeited	(84,227)	41.34
Expired	(17,724)	4.69
Options outstanding at June 30, 2020	1,639,753	$11.94	7.17	$184,693–
Vested and expected to vest at June 30, 2020	1,639,753	$11.94	7.17	$184,693–
Exercisable at June 30, 2020	1,047,284	$16.73	5.84	$–

At June 30, 2020 there was approximately $1,554,689 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 3.39 years.

Index
Note 9 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2020 and there will be no current income tax expense.  Additionally, there was a full valuation allowance against the net deferred tax assets as of June 30, 2020 and December 31, 2019.   As such, the Company recorded no income tax benefit due to realization uncertainties.

The Company’s U.S. statutory rate is 21%.  The primary factor impacting the effective tax rate for the three and six months ended June 30, 2020 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of June 30, 2020, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and six months ended June 30, 2020 and for the year ended December 31, 2019.

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

Rent

For  month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and six months ended June 30, 2020 was $46,337 and $104,978 compared to the three and six months ended June 30, 2019 of $11,400 and $ 20,300.

Note 11 – Retirement Plan

The Company has a 401(k) defined contribution plan as a benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. Employer 401K contributions for the three and six months ended June 30, 2020 was $10,168 and $19,966, respectively, compared to the three and six months ended June 30, 2019 of $25,242.

Note 12– Subsequent Events

On August 13, 2020, the Company sold 6,900,000 shares of its common stock at a public offering price of $2.75 per share pursuant to the 2020 Shelf Registration Statement, which includes 900,000 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. The Company received gross proceeds of approximately $19.0 million and net proceeds of approximately $17.1 million, after deducting underwriting discounts and offering expenses.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2019 on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 27, 2020. As further described in “Note 1 – Nature of Operations” and “Note 4 – Reverse Merger” in this Quarterly Report, Private PDS was determined to be the accounting acquirer in the Merger and, accordingly, the pre-Merger historical financial information presented in this Quarterly Report reflects the standalone financial statements of Private PDS and, therefore, period-over-period comparisons may not be meaningful. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “PDS” “the Company,” “we,” “us” and “our” refer to PDS Biotechnology Corporation, a Delaware corporation, on a post-Merger basis, and the term “Private PDS” refers to the business of privately held PDS Biotechnology Corporation prior to completion of the Merger.

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

Index
Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of cancer immunotherapies and infectious disease vaccines designed to overcome the well-established limitations of current immunotherapy technologies. PDS owns Versamune®, a proprietary T-cell activating platform designed to train the immune system to better attack and destroy disease. When paired with an antigen, a disease-related protein that is recognizable by the immune system, Versamune® has been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD8+ killer T-cells, a specific sub-type of CD8+ killer T-cell that is more effective at killing infected or target cells.

The induction of CD8+ (killer) T-cells is important to achieving robust long-term efficacy in most infectious disease vaccines and efficacy in cancer immunotherapy.  Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses.  However, the induction of T-cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.  Similarly, it is well documented that the most critical attribute of an effective cancer immunotherapy is induction of high levels of active antigen-specific CD8+ (killer) T-cells. Priming adequate levels of active CD8+ T-cells in-vivo continues to be a major obstacle impeding the achievement of durable efficacy of immunotherapy.

PDS’s lead clinical stage program, PDS0101, has demonstrated unique in-vivo induction of high levels of active HPV-specific CD8+ T-cells in humans, confirming impressive preclinical CD8+ T-cell study results, as well as successful induction of CD8+ T-cells against a viral target (HPV).  This strong CD8+ T-cell induction data, coupled with preclinical data demonstrating the induction of  high levels of neutralizing antibody responses, suggested strong potential to successfully develop and progress novel Versamune®-based vaccines to treat infectious diseases, and thus informed PDS’ subsequent pipeline expansion into multiple infectious disease indications.

Versamune® activates an important immunological signaling pathway, critical to induction of robust and sustained anti-viral and anti-tumor immune responses, known as the Type I interferon (IFN) signaling pathway. Versamune® has demonstrated the following:

•
Prolonged and localized induction of chemokines and cytokines within lymph nodes, resulting in sustained recruitment of B cells and T cells, enhanced potency, and minimized risk of systemic toxicity, resulting in an improved safety profile in clinical and preclinical safety/toxicology studies.

•	Dramatic enhancement of antibody titers in the context of dose sparing of multiple antigens.
•
Induction of polyfunctional, highly potent antigen-specific CD8+ T-cells associated with the type of long-term memory responses necessary to for effective cancer immunotherapy and also to provide long term protection against viral infection.

•	Demonstrated high levels of antigen-specific antibody, and CD8+ and CD4+ T cell responses within 2 weeks of a single vaccination in human clinical studies.
•
Spontaneously forming spherical nanoparticles composed of a single synthetic lipid; a process that results in relatively low projected commercial cost of goods and potential for rapid commercial scale-up.

Finally, Versamune®’s immunostimulatory properties have been confirmed in preclinical studies and may be administered with a diverse array of antigens, including recombinant proteins, peptides, DNA and RNA antigens.  The mechanism of action was published in the Journal of Immunology in June 2019.

We believe that the Versamune® platform has shown strong potential to become an industry-leading immunotherapy technology; it is the platform technology underpinning PDS’ robust pipeline of cancer immunotherapies and infectious disease vaccines. We expect substantial value accretion as our pipeline products successfully progress through Phase 2 clinical trials; two of the three currently planned PDS0101 clinical trials have been delayed, specifically as a result of the adverse impact the COVID-19 pandemic has had on clinical trial operations for cancer indications in the United States.

Index

The unique combination of high potency and excellent safety of the Versamune® platform observed in preclinical studies appears to have been corroborated in the successfully-completed 12-patient PDS0101 Phase 1/2a clinical trial.  On September 19, 2019, PDS reported retrospective clinical outcome data from this study. Despite most of the patients being infected with multiple HPV strains other than HPV 16, regression was seen in 8 out of 10 patients, with complete regression of pre-cancerous lesions documented in 6 out of 10 patients at their first post-treatment evaluation, which occurred within 1-3 months of completing treatment.  In addition, the fact that no disease recurrence occurred over the two-year evaluation period strongly suggested a robust and durable therapeutic immune response due to the induction of T-cells by PDS0101 administration that were clinically active. As a result of this information strongly suggesting the unique ability of PDS0101 to generate potent and biologically active CD8+ T-cells in-vivo, PDS focused its clinical strategy on areas of more severe unmet medical need in which PDS0101 is combined with other immune-modulating agents, including checkpoint inhibitors and standard of care e.g. chemoradiotherapy, to provide improved clinical benefit to patients.

We believe that rational design of combination immunotherapies using agents that promote synergy with each other and reduce the potential for compounded toxicity would substantially improve potential for combination therapies to deliver improved clinical benefit for cancer patients. Versamune® appears to activate the appropriate combination of immunological pathways to promote strong CD8+ T-cell induction, while also altering the tumor microenvironment to make tumors more susceptible to T-cell attack, which PDS believes makes it an ideal complement to checkpoint inhibitors and other immune-modulating agents by enhancing their potency as part of combination therapies. In addition, the differences in mechanism of action between Versamune® and checkpoint inhibitors, as well as the initial demonstrated safety profile of Versamune®, suggests that these combinations may be much better tolerated by patients than many or most other combination therapies involving checkpoint inhibitors and other cancer treatments such as immune-cytokines and chemotherapy.

On October 28, 2019, we entered into an amendment to an existing clinical trial collaboration agreement with a subsidiary of Merck (known as MSD outside the United States and Canada) to evaluate a combination of our lead Versamune®-based immunotherapy, PDS0101, with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in a Phase 2 clinical trial. The planned clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection. This amendment, primarily related to a modification to the original clinical trial design to evaluate PDS0101 in combination with KEYTRUDA® as first-line treatment, was the result of the FDA’s approval, on June 10, 2019, for first line treatment of patients with metastatic or unresectable recurrent head and neck squamous cell carcinoma (HNSCC) using KEYTRUDA® in combination with platinum and fluorouracil (FU) for all patients, and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test.   This planned clinical trial previously anticipated to begin in June 2020, is currently on hold, primarily due to the effect of COVID-19 on clinical trial operations in the United States.

Index
PDS previously announced a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for development of the PDS0101 HPV cancer immunotherapy in combination with other immune-modulating agents as a potential treatment for advanced HPV-related cancers. Preclinical study results arising from this CRADA were recently published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of and HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer 2020;8:e000612. doi:10.1136/ jitc-2020-000612), indicating that PDS0101 generated both human papillomavirus (HPV)-specific T-cells and an associated antitumor response when used as a monotherapy.  When PDS0101 was combined with two other novel development-stage anti-cancer agents, Bintrafusp alfa (M7824) and NHS-IL12, preclinical data suggested that all three therapeutic agents worked synergistically to provide enhanced tumor regression and T-cell response when compared to any of the agents alone.

In June 2020, the first patient was dosed under this PDS0101 CRADA, in a NCI-led Phase 2 clinical study evaluating PDS0101, NHS-IL12, and M7824, owned by EMD Serono (Merck KGaA).  The study will evaluate the objective response rate of this novel triple combination in approximately 30 patients with advanced HPV-associated cancers.

In April 2020, the PDS0101 CRADA was expanded to include clinical and preclinical development of PDS0103.  PDS0103 is an investigational immunotherapy owned by PDS and designed to treat cancers associated with the mucin-1 (MUC-1) oncogenic C-terminal region antigen such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC-1 developed  by the NCI. PDS0103 is currently in late preclinical development.

We anticipate initiation, in the near term, of a third PDS0101 Phase 2 clinical study with The University of Texas MD Anderson Cancer Center. This clinical study will investigate the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy (CRT), and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. PDS believes that Versamune®’s strong T-cell induction has potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication.

PDS believes that the key differentiating attributes of the Versamune® platform technology, strong induction of CD8+ and CD4+ T-cells and antibodies, can also be leveraged to improve treatment and preventive options in several infectious disease indications.  Specifically, the emerging COVID-19 pandemic has provided a unique opportunity to highlight Versamune®’s transformative immunostimulatory activities.  Our newly-expanded infectious diseases pipeline now cover an expansive range of pathogens:

On December 4, 2019, we entered into an Amended and Restated Material Transfer Agreement (MTA) with the Brazilian pharmaceutical company Farmacore Biotechnology to develop a novel tuberculosis (TB) immunotherapy based on a combination of Farmacore’s proprietary TB antigens with Versamune®. A preceding material transfer agreement, under which preliminary preclinical work was previously initiated, was thus amended and restated due to promising early preclinical results and to progress this program to the next development phase. In preliminary evaluations, our Versamune®-based TB product, PDS0201, demonstrated highly promising TB-specific T-cell induction in-vivo.  Under the Farmacore MTA, PDS will undertake product development and Farmacore will conduct in-vivo preclinical studies evaluate product efficacy.  The term of the agreement extends until the end of the initial product testing period.  In June 2020, we announced a second collaboration with Farmcore to develop PDS0204, a vaccine to prevent COVID-19, combining Versamune® with Farmacore’s recombinant SARS-CoV-2 antigen.  Initial financial support for PDS0204 has been provided by the Brazilian government.  PDS and Farmacore plan to rapidly progress through preclinical development and into phase 1 clinical testing in Brazil in the near future.

Index
PDS is advancing development of PDS0203, our leading COVID-19 vaccine candidate, which will combine Versamune® with SARS-CoV-2-specific proteins.  Our goal is to advance a COVID-19 vaccine into human trials as quickly as possible; we are currently in active discussions with both government agencies and non-governmental organizations to determine the most accelerated path to advance PDS0203 into clinical trials.

PDS0203 is being designed to potentially provide long-term and broad protection against infection from COVID-19 and its potential mutations, based on Versamune®’s ability to prime the immune system to generate both antibodies for near term protection and T-cell responses for long term protection against pathogens. Preclinical data confirms that PDS0203 elicits induction of highly active and potent virus-specific CD8 killer and CD4 helper T-cells within 14 days of treatment.  The study also demonstrated induction of the long-lasting virus-specific memory T-cells necessary for longer term protection.  PDS0203 demonstrated a 30-45 fold increase in COVID-19 specific T-cells by Day 14 when compared to the vaccine without Versamune®.  These preclinical studies also confirmed induction of strong anti-SARS-CoV-2 neutralizing antibodies within 14 days, with a 20-25-fold increase when compared to the vaccine without Versamune®.  Lastly, these preclinical studies showed a further substantial increase in neutralizing antibody levels continuing more than 30 days after vaccination.

This broader projected range of effective immunity is a result of Versamune®’s unique ability to specifically activate Type I interferons (IFNs) critical to developing effective anti-viral immune responses, and also to promote presentation of the unique disease-associated protein or peptide to the appropriate compartment of the dendritic cells of the immune system. As a result of this capability, Versamune® has demonstrated enhanced immunogenicity in the context of dose sparing of both flu and COVID-19 antigens through strong induction of neutralizing antibodies.  Finally, the simple chemical composition of PDS0203 is expected to permit rapid manufacturing scale-up for global deployment.

Based on the key characteristics of Versamune® described above, we are progressing development of PDS0202, a universal influenza vaccine, which combines Versamune® with novel influenza vaccine antigens.  PDS0202 development is being supported by an agreement with the National Institute of Allergy and Infectious Diseases (NIAID) Collaborative Influenza Vaccine Innovation Centers (CIVICs) program, with a goal of rapidly progressing into a human clinical trial.   Preclinical development studies will be performed at three sites: PDS’ Princeton, NJ laboratories, The University of Kentucky School of Medicine, and the CIVICs Center for Influenza Vaccine Research for High-Risk Populations (CIVR-HRP).    We anticipate that PDS0202 could provide broad and long-term protection against multiple influenza strains.

Since our inception in 2005, we have devoted substantially all our resources to developing our Versamune® platform, advancing preclinical programs, conducting clinical trials, manufacturing PDS0101 for clinical trials, and providing general and administrative support. We have funded our operations primarily from the issuance of common stock. We have not generated any product revenue

We have never been profitable and have incurred net losses in each year since our inception.  Our net losses were $7.0 million and $3.8 million for the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $32.9 million. Substantially all of our net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with these operations.

As of June 30, 2020, we had $16.9 million in cash and cash equivalents.

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

Index
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

The process of conducting human clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our Versamune® based products.  The probability of successful commercialization of our immuno-oncology and infectious disease candidates may be affected by numerous factors, including unforeseen circumstances or other disruptions to normal business operations arising from or related to COVID-19, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Index
Results of Operations

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019		$	%
	(in thousands)
Operating expenses:
Research and development expenses	$1,414	$1,887	$(473)		(25)%
General and administrative expenses	1,522	2,384	(862)		(36)%
Total operating expenses	2,936	4,271	(1,335)		(31)%
Loss from operations	(2,936)	(4,271)	1,335		(31)%
Gain on bargain purchase	–	209	(209)		(100)%
Interest income, net	7	176	(169)		(96)%
Net loss and comprehensive loss	$(2,929)	$(3,886)	$957		(25)%

Research and Development Expenses

Research and development (R&D) expenses decreased to $1.4 million for the three months ended June 30, 2020 from $1.9 million for the three months ended June 30, 2019. The decrease of $0.5 is primarily attributable to a decrease of $0.5 in technical operations (manufacturing), $0.1 in regulatory expenses and $0.4 in clinical studies, offset by an increase of $0.4 in personnel costs and $0.1 in pre-clinical studies.

General and Administrative Expenses

General and administrative expenses decreased to $1.5 million for the three months ended June 30, 2020 from $2.4 million for the three months ended June 30, 2019. The decrease of $0.9 million is primarily attributable to a decrease of $0.2 million in personnel costs, $0.2 in legal fees, $0.1 in facilities and office expenses, $0.3 in insurance expense and $0.1 in professional fees.

Gain on Bargain purchase

Gain on Bargain Purchase was $0.0 for the three months ended June 30, 2020 and $0.2 million during the three months ended June 30, 2019. A decrease of $0.2 million as compared to the three months ended June 30, 2020, is due to the purchase price adjustments related to the Merger in March of 2019, resulting in excess of the fair value of net assets acquired over the fair value of the common stock issued to acquire Private PDS in the Merger.

Interest income

Interest income was $0.01 million for the three months ended June 30, 2020 and $0.18 million for the three months ended June 30, 2019. A decrease of $0.17 million due to interest received on invested cash and cash equivalents.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		$	%
	(in thousands)
Operating expenses:
Research and development expenses	$3,386	$2,917	$469		16%
General and administrative expenses	3,582	6,290	(2,708)		(43)%
Total operating expenses	6,968	9,207	(2,239)		(24)%
Loss from operations	(6,968)	(9,207)	2,239		(24)%
Gain on bargain purchase	–	11,939	(11,939)		(100)%
Interest income, net	53	198	(145)		(73)%
Net (loss) income and comprehensive (loss) income	$(6,915)	$2,931	$(9,845)		(336)%

Index
Research and Development Expenses

Research and development (R&D) expenses increased to $3.4 million for the six months ended June 30, 2020 from $2.9 million for the same period in 2019. The increase of $0.5 million was primarily attributable to an increase in personnel costs of $0.5 million, professional fees of $0.2 million and pre-clinical studies of $0.3 million, offset by decreases in technical operations (manufacturing) $0.2 million, regulatory consulting $0.1 million and clinical R&D of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased to $3.6 million for the six months ended June 30, 2020 from $6.3 million for the same period in 2019. The $2.7 million decrease was primarily attributable to decreases in personnel costs of $2.6 million, insurance costs of $0.2 million, legal fees of $0.3 million offset by an increase in professional fees of $0.4 million.

Gain on Bargain purchase

Gain on Bargain Purchase was $0.0 for the six months ended June 30, 2020 and $11.9 million during the six months ended June 30, 2019. A decrease of $11.9 million  was due to the bargain purchase gain as a result of the Merger in March of 2019, resulting in excess of the fair value of net assets acquired over the fair value of the common stock issued to acquire Private PDS in the Merger.

Interest income

Interest income was $0.05 million for the six months ended June 30, 2020 and $0.20 million for the six months ended June 30, 2019. A decrease of $0.15 million was due to interest received on invested cash and cash equivalents.

Liquidity and Capital Resources

In February 2020, we completed an underwritten public offering, in which we sold 10,000,000 shares of common stock at a public offering price of $1.30 per share. The shares sold included 769,230 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $13 million and net proceeds of approximately $11.9 million after deducting underwriting discounts and commissions. Our operations have also been financed from cash of $29.1 million from the consummation of the Merger in March 2019. As of June 30, 2020, we had $16.9 million of cash and cash equivalents.

On July 22, 2020, we filed a shelf registration statement, or the 2020 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $100 million. The 2020 Shelf Registration Statement was declared effective on July 31, 2020. On August 13, 2020, the Company sold 6,900,000 shares of its common stock at a public offering price of $2.75 per share pursuant to the 2020 Shelf Registration Statement, which includes 900,000 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $19.0 million and net proceeds of approximately $17.1 million, after deducting underwriting discounts and offering expenses. Approximately $81,000,000 of Shelf Securities remain available for future sale under the 2020 Shelf Registration Statement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of June 30, 2020 and proceeds expected to become available through government funding programs will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Index
On July 29, 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, pursuant to which, we have the right, in our sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, in an aggregate amount of up to $20.0 million of our common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement at a per share price equal to the lesser of the lowest sale price of our common stock on the purchase date or the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. We recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019 we filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. There is market uncertainty regarding the utilization of financing associated from the Aspire Purchase Agreement. As of June 30, 2020, no Purchase Shares were sold to Aspire Capital under the Aspire Purchase Agreement.

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(7,268)	$(8,226)
Net cash provided by investing activities	–	29,106
Net cash provided by financing activities	12,040	750
Net increase in cash and cash equivalents	$4,772	$21,630

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.3 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in cash used in operating activities of $0.9 million was primarily due to a halt in expenses related to progress and performance of the PDS0101 in combination with KEYTRUDA® in first-line treatment of recurrent/metastatic head and neck cancer clinical trial due to the COVID 19 pandemic, resulting in less utilization of cash for expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 relates entirely to cash received in the Merger.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was due to the receipt of net proceeds from the issuance of common stock of $12.0 million.

Net cash provided by financing activities for the six months ended June 30, 2019 was primarily due to the receipt of net proceeds of $0.8 million due to the issuance of common stock.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report.  Our budgeted cash requirements in 2020 and beyond include expenses related to continuing development and clinical studies.  We believe that our existing cash and cash equivalents as of June 30, 2020 are sufficient to continue operations and research and development programs for at least the next 12 months from the date of this Quarterly Report. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations.

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

As a result of the impairment and write-off of the IPR&D asset at year end, the only critical accounting policy and estimate we have for the three months ended June 30, 2020 is related to the stock- based compensation.

Impact of the CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses, or NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We have evaluated the impact of the CARES Act, and do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

Impact of COVID-19 on our Business

In December 2019, a novel coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a pandemic, which we refer to herein as the COVID-19 Pandemic. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 Pandemic.

Operations and Liquidity

The full impact of the COVID-19 Pandemic is unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 Pandemic may be difficult to assess or predict, the COVID-19 Pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 Pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 Pandemic to protect the health and safety of our employees, and expect to continue to implement these measures until we determine that the COVID-19 Pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. Given the nature and type of our short-term investments, we do not believe that the COVID-19 Pandemic will have a material impact on our current investment liquidity.

Delay of Clinical Trials

To date, two of the three currently planned PDS0101 clinical trials have been delayed, specifically as a result of the adverse impact the COVID-19 Pandemic has had on clinical trial operations for cancer indications in the United States.

Index
Outlook

Although there is uncertainty related to the anticipated impact of the recent COVID-19 Pandemic on our future results, we believe our current cash reserves, which includes approximately $17.1 million in net proceeds from our August 2020 public offering, leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 Pandemic are broad-reaching and continuing and the financial impacts associated with the COVID-19 Pandemic are still uncertain.

The COVID-19 Pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the fiscal year ending December 31, 2020.

Despite the economic uncertainty resulting from the COVID-19 Pandemic, we intend to continue to focus on the development of our product candidates. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of June 30, 2020, we had cash equivalents of $16.9 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, we do not believe that an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, or DCPs, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our DCPs, our Chief Executive Officer and Principal Accounting Officer concluded that, due to a previously reported material weakness, our internal control over financial reporting was not effective as of June 30, 2020. Specifically, we identified a material weakness in four components of internal control as defined by COSO 2013 (Control Environment, Risk Assessment, Control Activities and Information & Communication). These material weaknesses resulted in the immaterial error correction of the consolidated financial statements and related notes as of December 31, 2018 and for the year then ended and immaterial errors corrected within the consolidated financial statements as of and for the year then ended December 31, 2019.

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

Index
Remediation Efforts to Address Material Weakness

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing a remediation plan to address the material weaknesses mentioned above.

While we believe that we have improved our organizational capabilities, the material weaknesses remained unremediated as of June 30, 2020 and our remediation activities are continuing to take place in 2020. We continue to strengthen our internal control over financial reporting and we are committed to ensuring that such controls are designed and operating effectively.

The material weakness will not be considered remediated until the applicable controls are designed, implemented and operating for a sufficient period of time and management has concluded, that these controls are operating effectively

Changes in Internal Control over Financial Reporting

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

We expect research and development expenses to increase significantly for PDS0101 and other Versamune® Products. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize PDS0101. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of the three months ended June 30, 2020, we had an accumulated deficit of $35.9 million.

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

Additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of PDS0101 or potentially discontinue operations. In July 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock, or the Purchased Shares, over the 30-month term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. As of June 30, 2020, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement. Further, our use of the Aspire Purchase Agreement is subject to certain additional limitations set forth elsewhere in this report. As such, our ability to use the Aspire Purchase Agreement to raise additional capital is uncertain.

We will need to expand our organization, and may experience difficulties in managing this growth, which could disrupt operations.

Our future financial performance and our ability to commercialize PDS0101 and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of June  30, 2020, we had 13 employees and 5 consultants. We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. Additionally, as part of our material weakness remediation plan, we intend to hire a new Chief Financial Officer and accounting and finance personnel as needed. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of PDS0101. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Index
General Market Risk Factors

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after certain legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2020, we had 15,361,619 shares of common stock outstanding. Approximately 12,253,506 of such shares are freely tradable, without restriction, in the public market. Approximately 3,108,113 of such shares of common stock are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

Ownership of our common stock is highly concentrated, which may prevent our stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our current executive officers and directors as a group beneficially own or control approximately 13% of the outstanding shares of our common stock as of June 30, 2020. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our business operations, financial condition, results of operations and cash flows have been adversely affected and will likely continue to be adversely affected by the effects of health epidemics, pandemics, or outbreaks of infectious diseases, including the recent COVID-19 pandemic.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely.

For example, in December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic began to have a material adverse impact on our results of operations in the quarter ended March 31, 2020, and we expect it to continue to adversely affect our business. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Our clinical development program timelines have been and continue to be negatively affected by COVID-19, as evidenced by the delay in the initiation of our planned Phase 2 study of PDS0101 in combination with KEYTRUDA® in first-line treatment of recurrent/metastatic head and neck cancer and initiation of the Phase 2 clinical study at The MD Anderson Cancer Center in combination with CRT. The evolving COVID-19 pandemic has also impacted the pace of enrollment in clinical trials and we may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals.

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

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2020.

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

10.1
Consulting Agreement made as of June 23, 2020 by and between PDS Biotechnology Corporation and King Partners II (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 24, 2020 and incorporated herein by reference).

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

PDS Biotechnology Corporation

August 13, 2020	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo
President and Chief Executive Officer

August 13, 2020	By:	/s/ Michael King
Michael King
Interim Chief Financial Officer