Form 10-Q
period 2020-09-30
PDS Biotechnology Corp
filed 2020-11-13
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of November 6, 2020 was 22,261,619.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$33,468,935	$12,161,739
Prepaid expenses and other	373,395	2,308,462
Total current assets	33,842,330	14,470,201

Property and equipment, net	9,345	21,051
Operating lease right-to-use asset	593,580	-

Total assets	$34,445,255	$14,491,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,559,591	$1,197,720
Accrued expenses	1,222,773	1,097,640
Restructuring reserve	–	498,185
Operating lease obligation - short term	116,240	-
Total current liabilities	2,898,604	2,793,545

Noncurrent liability:
Operating lease obligation - long term	521,692	-

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at September 30, 2020 and December 31, 2019, 22,261,619 shares and 5,281,237 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7,346	1,742
Additional paid-in capital	70,775,892	40,633,670
Accumulated deficit	(39,758,279)	(28,937,705)
Total stockholders’ equity	31,024,959	11,697,707

Total liabilities and stockholders’ equity	$34,445,255	$14,491,252

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development expenses	$2,060,815	$1,834,371	$5,446,718	$4,751,308
General and administrative expenses	1,846,214	3,068,581	5,428,098	9,358,429
Lease termination costs	–	944,445	–	944,445

Total operating expenses	3,907,029	5,847,397	10,874,816	15,054,182

Loss from operations	(3,907,029)	(5,847,397)	(10,874,816)	(15,054,182)

Other income (expense):
Gain on bargain purchase upon merger	–	–	–	11,939,331
Interest income	1,207	95,787	54,242	294,694
Interest expense	–	–	–	(606)

Net loss and comprehensive loss	(3,905,822)	(5,751,610)	(10,820,574)	(2,820,763)
Per share information:
Net loss per share, basic and diluted	$(0.21)	$(1.10)	$(0.73)	$(0.60)

Weighted average common shares outstanding, basic and diluted	18,961,619	5,246,829	14,892,764	4,729,153

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares Issued	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - June 30, 2019	5,177,487	$1,709	$38,686,233	$(18,082,327)	$20,605,615
Stock based compensation expense	–	–	120,207	–	120,207
Issuance of common stock from 401K match	709	–	4,461	–	4,461
Issuance of common stock from equity transaction	100,654	33	603,891	–	603,924
Net loss	–	–	–	(5,751,610)	(5,751,610)
Balance - September 30, 2019	5,278,850	$1,742	$39,414,792	$(23,833,937)	$15,582,597

	Common Stock		Additional	Accumulated	Total
	Shares Issued	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - June 30, 2020	15,361,619	$5,064	$52,861,882	$(35,852,457)	$17,014,489
Stock based compensation expense	–	–	129,792	–	129,792
Issuance of common stock from 401K match	–	–	–	–	–
Issuance of common stock, net of issuance costs	6,900,000	2,282	17,784,218	–	17,786,500
Net loss	–	–	–	(3,905,822)	(3,905,822)
Balance - September 30, 2020	22,261,619	$7,346	$70,775,892	$(39,758,279)	$31,024,959

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares Issued	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - December 31, 2018	3,417,187	$1,128	$19,311,529	$(21,013,174)	$(1,700,517)
Stock based compensation expense	–	–	2,893,658	–	2,893,658
Issuance of common stock, net of issuance costs	48,930	16	749,984	–	750,000
Issuance of common stock for antidilution	97,960	32	(32)	–	–
Issuance of common stock for convertible debt	9,683	3	32,950	–	32,953
Issuance of common stock from 401K match	5,258	2	29,702	–	29,704
Issuance of common stock from equity transaction	100,654	33	603,891	–	603,924
Equity from merger transaction	1,599,178	528	15,793,110	–	15,793,638
Net loss	–	–	–	(2,820,763)	(2,820,763)
Balance - September 30, 2019	5,278,850	$1,742	$39,414,792	$(23,833,937)	$15,582,597

	CommonStock		Additional	Accumulated	Total
	Shares Issued	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - December 31, 2019	5,281,237	$1,742	$40,633,670	$(28,937,705)	$11,697,707
Stock based compensation expense	–	–	300,898	–	300,898
Issuances of common stock, net of issuance costs	16,900,000	5,581	29,750,921	–	29,756,502
Issuance of common stock for warrant exercise	65,240	22	70,437	–	70,459
Issuance of common stock from 401K match	15,142	1	19,966	–	19,967
Net loss	–	–	–	(10,820,574)	(10,820,574)
Balance - September 30, 2020	22,261,619	$7,346	$70,775,892	$(39,758,279)	$31,024,959

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,820,574)	$(2,820,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	300,898	2,893,658
Stock-based consulting expense	–	603,924
Stock-based 401K company common match	19,967	29,705
Depreciation expense	11,706	93,814
Operating lease expense	106,949	–
Loss on disposal of fixed assets related to lease termination	–	310,951
Bargain purchase gain from merger	–	(11,939,331)
Changes in assets and liabilities:
Prepaid expenses and other assets	1,935,067	1,908,520
Accounts payable	361,871	(1,521,516)
Accrued expenses	125,133	(900,622)
Restructuring reserve	(498,185)	(1,211,939)
Cash payments for expenses:
Payments made for operating lease	(62,597)	–

Net cash used in operating activities	(8,519,765)	(12,553,599)

Cash flows from investing activities:
Cash received in reverse merger transaction	–	29,106,512

Net cash provided by investing activities	–	29,106,512

Cash flows from financing activities:
Proceeds from exercise of warrants	70,459	–
Proceeds from issuance of common stock, net of issuance costs	29,756,502	750,000
Net cash provided by financing activities	29,826,961	750,000

Net increase in cash and cash equivalents	21,307,196	17,302,913
Cash and cash equivalents at beginning of period	12,161,739	103,695

Cash and cash equivalents at end of period	$33,468,935	$17,406,608

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$–	$606

Supplemental cash flow information:
Conversion of convertible notes and accrued interest into common stock	$–	$32,953
Consideration in connection with reverse merger transaction	$–	$15,793,638

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company,” “PDS,” or the “combined company”), PDS is a clinical-stage immunotherapy company developing a growing pipeline of cancer immunotherapies and infectious disease vaccines designed to overcome the well-established limitations of current immunotherapy technologies. PDS owns Versamune®, a proprietary T-cell activating platform designed to train the immune system to better attack and destroy disease. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® has been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD8+ killer T-cells, a specific sub-type of CD8+ killer T-cell that is more effective at killing infected or target cells. Our immuno-oncology products can potentially be used as a component of combination products with other leading technologies to provide effective treatments across a range of cancer types, including Human Papillomavirus (HPV)-based cancers, melanoma, colorectal, lung, breast and prostate cancers or as monotherapies in early-stage disease. PDS is working to expand its infectious disease pandemic development program, which includes novel vaccines for COVID-19 and universal influenza, in addition to its previously announced tuberculosis development collaboration with Farmacore Biotechnology.

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

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020 the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The COVID-19 pandemic has and could continue to negatively affect the Company’s liquidity and operations.  To date, two of the three recently initiated PDS0101 clinical trials have been delayed, specifically as a result of the adverse impact the COVID-19 pandemic has had on clinical trial operations for cancer indications in the United States. Even though both of these studies have since been initiated despite the pandemic challenges, the evolving COVID-19 pandemic has also impacted the pace of enrollment in clinical trials and we may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic.

Index
Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at September 30, 2020, the statements of operations and comprehensive loss and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited condensed consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s  audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, filed by the Company with the SEC in its Annual Report on Form 10-K on March 27, 2020.

(B)	Use of estimates:

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

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

The Company’s condensed consolidated financial statements include the operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of IPR&D be recorded on the balance sheet. Transaction costs are expensed as incurred.

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

Index
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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of September 30,
	2020	2019
Stock options to purchase Common Stock	1,639,753	1,405,902
Warrants to purchase Common Stock	197,518	262,758
Total	1,837,271	1,668,660

(K)	Accounting standards adopted:

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

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred. As of September 30, 2020, there is an active lease accounted for under ASC 842.

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

As of September 30, 2020, the Company had $33.5 million of cash and cash equivalents, primarily provided by $29.1 million of pre-existing cash on Edge’s balance sheets that the Company obtained as a result of the Merger and net proceeds of $29.8 million from the sale of our common stock. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

In July 2019, the Company entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at the Company’s discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock (the “Purchased Shares”), over the 30-month term of the Aspire Purchase Agreement. The Company may sell an aggregate of 1,034,979 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of the Company’s common stock on July 26, 2019. On July 29, 2019, the Company issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement.  As of September 30, 2020 no shares have been sold to Aspire.

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

In July 2020, the Company filed a shelf registration statement (the “2020 Shelf Registration Statement”), with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units (collectively, the “Shelf Securities”), up to an aggregate amount of $100 million. The 2020 Shelf Registration Statement was declared effective on July 31, 2020. On August 13, 2020, the Company sold 6,900,000 shares of its common stock at a public offering price of $2.75 per share pursuant to the 2020 Shelf Registration Statement, which includes 900,000 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. The Company received gross proceeds of approximately $19.0 million and net proceeds of approximately $17.1 million, after deducting underwriting discounts and offering expenses. Approximately $81,000,000 of Shelf Securities remain available for future sale under the 2020 Shelf Registration Statement.

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

Index
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

Index
Note 5 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2020 or 2019.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2020: (unaudited)
Cash and cash equivalents	$33,468,935	$33,468,935	$–	$–

As of December 31, 2019:
Cash and cash equivalents	$12,161,739	$12,161,739	$–	$–

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

Nine Months Ended September 30, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for operating lease	$62,597
Right-of use asset obtained in exchange for new operating lease liability	$593,580
Remaining lease term - operating lease liability	35.0
Discount rate - operating lease	9.15%

Reported as of September 30, 2020
Current portion of operating lease liability	$116,240
Operating leases, net of current portion	521,692
Total	$637,932

Index
Note 7 – Accrued Expenses and Restructuring Reserve

Accrued expenses and other liabilities consist of the following:

	As of September 30, 2020	As of December 31, 2019
Accrued research and development costs	$15,415	$16,415
Accrued professional fees	101,470	256,062
Accrued compensation	1,105,888	603,229
Accrued rent	–	221,934
Total	$1,222,773	$1,097,640

Restructuring Reserve

	As of September 30, 2020	As of December 31, 2019
Restructuring reserve (1)	$-	$498,185
Total	$-	$498,185

(1)
Restructuring reserve relates to the severance costs incurred by Edge prior to the Merger and assumed by the Company as part of the purchase accounting, but not yet paid. The severance costs continue through September 2020.  For the nine months ended September 30, 2020, the Company paid $498,185 in restructuring costs which was previously accrued.

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

Pursuant to the terms of the Plans, ISOs have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four year term and NQs generally vest over a one to five year terms. Unless terminated by the Board, the Plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the Plans are no longer outstanding. As of September 30, 2020 there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

On June 17, 2019, the Board adopted the 2019 Inducement Plan. The 2019 Inducement Plan provides for the grant of non-qualified stock options. The 2019 Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

Index
The Board has reserved 200,000 shares of the Company’s common stock for issuance pursuant to non-qualified stock options granted under the 2019 Inducement Plan, and the 2019 Inducement Plan will be administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of  September 30, 2020, there were 121,500 shares available for grant under the 2019 Inducement Plan.

The Company’s stock-based compensation expense related to stock options was recognized in operating expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$61,557	$49,748	$168,083	$499,835
General and administrative	68,235	70,458	132,815	2,393,823
Total	$129,792	$120,206	$300,898	$2,893,658

The fair value of options granted during the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 was estimated using the Black-Scholes option valuation model utilizing the following assumptions. There were no options granted during the three months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	–	92.22%	97.00%	89.88%
Risk-Free Interest Rate	–	1.49%	0.38%	2.33%
Expected Term in Years	–	6.08	6.07	6.14
Dividend Rate	–	–	–	–
Fair Value of Option on Grant Date	$–	$3.50	$1.10	$5.30

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	1,421,797	$15.95
Granted	319,907	1.43
Exercised	–	–
Forfeited	(84,227)	41.34
Expired	(17,724)	4.69
Options outstanding at September 30, 2020	1,639,753	$11.94	6.92	$287,063
Vested and expected to vest at September 30, 2020	1,639,753	$11.94	6.92	$287,063
Exercisable at September 30, 2020	1,066,601	$16.54	5.65	$–

At September 30, 2020 there was approximately $1,424,897 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 3.15 years.

Index
Note 9 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2020 and there will be no current income tax expense.  Additionally, there was a full valuation allowance against the net deferred tax assets as of September 30, 2020 and December 31, 2019. As such, the Company recorded no income tax benefit due to realization uncertainties.

The Company’s U.S. statutory rate is 21%.  The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2020 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of September 30, 2020, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and nine months ended September 30, 2020 and for the year ended December 31, 2019.

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

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and nine months ended September 30, 2020 was $35,700 and $140,678 compared to the three and nine months ended September 30, 2019 of $38,365 and $58,665.

Note 11 – Retirement Plan

The Company has a 401(k) defined contribution plan as a benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. Employer 401K contributions for the three and nine months ended September 30, 2020 was $19,967 compared to the three and nine months ended September 30, 2019 of $29,704.

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

The induction of CD8+ (killer) T-cells is important to achieving robust efficacy in cancer immunotherapy and long-term efficacy in most infectious disease vaccines.  It is well documented that the most critical attribute of an effective cancer immunotherapy is induction of high levels of active tumor-specific CD8+ (killer) T-cells. Priming adequate levels of active CD8+ T-cells in-vivo continues to be a major obstacle impeding the achievement of durable efficacy in immunotherapy treatment. Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses.  However, the induction of T-cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

Versamune® activates an important immunological signaling pathway, critical to induction of robust and sustained anti-viral and anti-tumor immune responses, known as the Type I interferon (IFN) signaling pathway. Versamune® has demonstrated the following:

•
Prolonged and localized induction of chemokines and cytokines within lymph nodes, resulting in sustained recruitment of T cells and B-Cells, enhanced potency, and minimized risk of systemic toxicity, resulting in an improved safety profile in clinical and preclinical safety/toxicology studies.

•	Dramatic enhancement of antibody titers in the context of dose sparing of multiple antigens.
•
Induction of polyfunctional, highly potent antigen-specific CD8+ T-cells associated with the type of long-term memory responses necessary for effective cancer immunotherapy and also to provide long term protection against viral infection.

•	Demonstrated high levels of antigen-specific antibody, CD8+ and CD4+ T cell responses within 2 weeks of a single vaccination in human clinical studies.
•
Spontaneously forming spherical nanoparticles composed of a single synthetic lipid; a process that results in relatively low projected commercial cost of goods and potential for rapid commercial scale-up.

PDS’s lead clinical stage program, PDS0101, has demonstrated unique in-vivo induction of high levels of active HPV-specific CD8+ T-cells in humans, confirming impressive preclinical CD8+ T-cell study results, as well as successful induction of CD8+ T-cells against a viral target (HPV).  This strong CD8+ T-cell induction data, coupled with preclinical data demonstrating the induction of  high levels of neutralizing antibody responses, suggested strong potential to successfully develop and progress novel Versamune®-based vaccines to treat infectious diseases, and thus informed PDS’ subsequent pipeline expansion into selected infectious disease indications.

Versamune®’s immunostimulatory properties have been confirmed in preclinical studies and may be administered with a diverse array of disease-specific proteins called antigens.  These antigens may be used in the form of recombinant proteins, peptides, DNA and RNA antigens.  The mechanism of action was published in the Journal of Immunology in June 2019.

We believe that the Versamune® platform has shown strong potential to become an industry-leading immunotherapy technology; it is the platform technology underpinning PDS’ robust pipeline of cancer immunotherapies and infectious disease vaccines. We expect substantial value accretion as our pipeline products successfully progress through Phase 2 clinical trials; two of the three PDS0101 clinical trials planned for initiation in the second half of  2020 were delayed by the adverse impact the COVID-19 pandemic is having and has had on clinical trial operations for cancer indications in the United States.  All three phase 2 clinical trials of PDS0101 in various advanced HPV-associated cancers are now in progress.

Index

The unique combination of high potency and excellent safety of the Versamune® platform observed in preclinical studies was corroborated in the successfully-completed 12-patient PDS0101 Phase 1/2a clinical trial.  On September 19, 2019, PDS reported retrospective clinical outcome data from this study. Despite most of the patients being infected with multiple HPV strains other than HPV 16, regression was seen in 8 out of 10 patients, with complete regression of pre-cancerous lesions documented in 6 out of 10 patients at their first post-treatment evaluation, which occurred within 1-3 months of completing treatment.  In addition, the fact that no disease recurrence occurred over the two-year evaluation period strongly suggested a robust and durable therapeutic immune response due to the induction of T-cells by PDS0101 administration that were clinically active. As a result of this information strongly suggesting the unique ability of PDS0101 to generate potent and biologically active CD8+ T-cells in-vivo, PDS focused its clinical strategy on areas of more severe unmet medical need in which PDS0101 is combined with other immune-modulating agents, including checkpoint inhibitors and standard of care e.g. chemoradiotherapy, to provide improved clinical benefit to patients.

We believe that rational design of combination immunotherapies using agents that promote synergy with each other and reduce the potential for compounded toxicity will substantially enhance the potential for combination therapies to deliver improved clinical benefit for cancer patients. Versamune® appears to activate an appropriate combination of immunological pathways to promote strong CD8+ T-cell induction while also altering the tumor microenvironment to make tumors more susceptible to T-cell attack, which PDS believes makes it an ideal complement to checkpoint inhibitors and other immune-modulating agents by enhancing their potency as part of combination therapies. In addition, the differences in mechanism of action between Versamune® and checkpoint inhibitors, as well as the initial demonstrated safety profile of Versamune®, suggests that these combinations may be much better tolerated by patients than many or most other combination therapies involving checkpoint inhibitors and other cancer treatments such as immune-cytokines and chemotherapy.

In October 2019, we entered into an amendment to an existing clinical trial collaboration agreement with a subsidiary of Merck (known as MSD outside the United States and Canada) to evaluate a combination of our lead Versamune®-based immunotherapy, PDS0101, with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in a Phase 2 clinical trial. The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection. This amendment, primarily related to a modification to the original clinical trial design to evaluate PDS0101 in combination with KEYTRUDA® as first-line treatment, was the result of the FDA’s approval, on June 10, 2019, for first line treatment of patients with metastatic or unresectable recurrent head and neck squamous cell carcinoma (HNSCC) using KEYTRUDA® in combination with platinum and fluorouracil (FU) for all patients, and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test. This Phase 2 trial, previously anticipated to begin in June 2020, was put on hold in April 2020, primarily due to the effect of COVID-19 on clinical trial operations in the United States. In November 2020 the PDS VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with KEYTRUDA® for first-line treatment of head and neck cancer opened and is actively recruiting patients.

PDS previously announced a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for development of the PDS0101 HPV cancer immunotherapy in combination with other immune-modulating agents as a potential treatment for advanced HPV-related cancers. Preclinical study results arising from this CRADA were recently published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of and HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer 2020;8:e000612. doi:10.1136/ jitc-2020-000612), indicating that PDS0101 generated both human papillomavirus (HPV)-specific T-cells and an associated antitumor response when used as a monotherapy.  When PDS0101 was combined with two other novel clinical-stage anti-cancer agents, Bintrafusp alfa (M7824) and NHS-IL12 owned by EMD Serono, preclinical data suggested that all three therapeutic agents worked synergistically to provide enhanced tumor T-cell response and subsequent tumor regression and when compared to any of the agents alone or 2-component combinations. In June 2020, the first patient was dosed under this PDS0101 CRADA, in a NCI-led Phase 2 clinical study evaluating PDS0101, NHS-IL12, and M7824, owned by EMD Serono (Merck KGaA).

Index
Recently, this investigator-led study achieved its initial safety benchmark – meaning that not more than 1 dose-limiting toxicity was observed in the first 6 patients who received the combination.  The trial has completed recruitment for the first 8 patients, in order to perform the initial efficacy assessment.  If three or more patients demonstrate an objective response to the triple combination, the trial will progress to full recruitment.  We expect the initial efficacy results and a decision regarding expansion of the trial during the first half of 2021.

In April 2020, the PDS-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103.  PDS0103 is an investigational immunotherapy owned by PDS and designed to treat cancers associated with the mucin-1 (MUC-1) oncogenic protein.  These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC-1 developed by the NCI and licensed by PDS. PDS0103 is currently in late preclinical development.

In October 2020, a third PDS0101 Phase 2 clinical study was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical study will investigate the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy (CRT), and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. PDS believes that Versamune®’s strong T-cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication.

PDS believes that the key differentiating attributes of the Versamune® platform technology, strong induction of CD8+ and CD4+ T-cells as well as antibodies, can also be leveraged to improve treatment and preventive options in several infectious disease indications.  Specifically, the emerging COVID-19 pandemic has provided a unique opportunity to highlight Versamune®’s potentially transformative immunostimulatory activities.  Our newly-expanded infectious diseases pipeline now covers three infectious pathogens and vaccines.

 In December 2019, we entered into an Amended and Restated Material Transfer Agreement (MTA) with the Brazilian pharmaceutical company Farmacore Biotechnology to develop a novel tuberculosis (TB) immunotherapy based on a combination of Farmacore’s proprietary TB antigens with Versamune®. In preliminary evaluations, our Versamune®-based TB product, PDS0201, demonstrated highly promising TB-specific T-cell induction in-vivo.  Under the Farmacore MTA, PDS will undertake product development and Farmacore will conduct in-vivo preclinical studies to evaluate product efficacy.  Testing to be performed in Brazil has been significantly hampered by the COVID-19 pandemic.  The term of the agreement extends until the end of the initial product testing period.

Based on the key characteristics of Versamune® we are progressing development of PDS0202, a universal influenza vaccine, which combines Versamune® with novel influenza vaccine antigens.  PDS0202 development is being supported by an agreement with the National Institute of Allergy and Infectious Diseases (NIAID) Collaborative Influenza Vaccine Innovation Centers (CIVICs) program, with a goal of rapidly progressing into a human clinical trial.   Preclinical development studies will be performed at three sites: PDS’ Princeton, NJ laboratories, The University of Kentucky School of Medicine, and the CIVICs Center for Influenza Vaccine Research for High-Risk Populations (CIVR-HRP).    We anticipate that PDS0202 could provide broad and long-term protection against multiple influenza strains.

PDS0203, combines Versamune® with the S1-domain from the SARS-CoV-2 virus.  PDS0203 is being designed to potentially provide long-term and broad protection against infection from COVID-19 and its potential mutations, based on Versamune®’s ability to prime the immune system to generate both antibodies for near term protection and T-cell responses for long term protection against pathogens. Preclinical data confirms that PDS0203 elicits the induction of highly active and potent virus-specific CD8 killer and CD4 helper T-cells within 14 days of treatment.  The study also demonstrated induction of the long-lasting virus-specific memory T-cells necessary for longer term protection.  PDS0203 demonstrated a 30-45 fold increase in COVID-19 specific T-cells by Day 14 when compared to the vaccine without Versamune®.  These preclinical studies also confirmed induction of strong anti-SARS-CoV-2 neutralizing antibodies within 14 days, with a 20-25-fold increase when compared to the vaccine without Versamune®.  Lastly, these preclinical studies showed a further substantial increase in neutralizing antibody levels continuing more than 30 days after vaccination.

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

Index
In June 2020, we announced a second collaboration with Farmacore to develop PDS0204, a vaccine to prevent COVID-19, combining Versamune® with Farmacore’s recombinant SARS-CoV-2 antigen.  Initial financial support for the program has been provided by the Brazilian government for preclinical development.  Based on the highly promising antibody and T-cell data generated with PDS0203, PDS and Farmacore have decided to streamline the process and to prioritize the advancement of PDS0203 to human clinical trials.  PDS and Farmacore are working diligently to finalize the steps necessary to move PDS0203 into phase 1 clinical testing in Brazil.

Since our inception in 2005, we have devoted substantially all our resources to developing our Versamune® platform and our Versamune®-based products, advancing preclinical programs, conducting clinical trials, manufacturing PDS0101 for clinical trials, and providing general and administrative support. We have funded our operations primarily from the issuance of common stock. We have not generated any product revenue to date.

We have never been profitable and have incurred net losses in each year since our inception.  Our net losses were $7.0 million and $3.8 million for the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $39.8 million. Substantially all of our net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with these operations.

As of September 30, 2020, we had $33.5 million in cash and cash equivalents.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned clinical trials;

●	the timing and costs of our planned preclinical studies of our Versamune®-based products;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the impact of COVID-19 on company operations;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

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

In March 2019, we completed our previously disclosed reverse merger with Private PDS, which we refer to as the Merger, pursuant to and in accordance with the terms of the Agreement and Plan of Merger, dated as of November 23, 2018, as amended on January 24, 2019, by and among Edge, Echos Merger Sub, a wholly-owned subsidiary of Edge, which we refer to as Merger Sub, and Private PDS, whereby Private PDS merged with and into Merger Sub, with Private PDS surviving as our wholly-owned subsidiary. In connection with and immediately following completion of the Merger, we effected a 1-for-20 reverse stock split, or the Reverse Stock Split, and changed our corporate name from Edge Therapeutics, Inc. to PDS Biotechnology Corporation, and Private PDS changed its name to PDS Operating Corporation. All of the outstanding stock of Private PDS was converted into shares of our common stock or canceled upon closing of the Merger.

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

We expect that our research and development expenses will increase significantly over the next several years as we advance our Versamune®-based immuno-oncology and infectious disease candidates into and through clinical trials, pursue regulatory approval of our injectable Versamune® candidates and prepare for a possible commercial launch, all of which will also require a significant investment in contract and internal manufacturing and inventory related costs.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$2,061	$1,835	$226	12%
General and administrative expenses	1,846	3,069	(1,223)	(40)%
Lease termination costs	–	944	(944)	(100)%
Total operating expenses	3,907	5,848	(1,941)	(33)%
Loss from operations	(3,907)	(5,848)	1,941	(33)%
Interest income, net	1	96	(95)	(99)%
Net loss and comprehensive loss	$(3,906)	$(5,752)	$1,846	(32)%

Research and Development Expenses

Research and development (R&D) expenses increased to $2.1million for the three months ended September 30, 2020 from $1.8 million for the three months ended September 30, 2019. The increase of $0.3 is primarily attributable to an increase of $0.2 in technical operations (manufacturing), $0.3 in clinical studies, offset by a decrease of $0.1 in professional fees and $0.1 in regulatory expenses.

Index
General and Administrative Expenses

General and administrative expenses decreased to $1.8 million for the three months ended September 30, 2020 from $3.0 million for the three months ended September 30, 2019. The decrease of $1.2 million is primarily attributable to a decrease of $0.2 million in salary and benefits,  $0.1 million in facilities and office expense, $0.3 million in insurance expense, $0.6 million in professional fees, $0.1 million in legal fees offset by an increase of $0.1 million in licenses, taxes and fees.

Lease Termination Costs

The lease termination costs relate to moving the Company’s corporate offices and consists of $0.6 million for lease termination fees and $0.3 million for disposal of leasehold improvements and office furniture.

Interest income

Interest income was $0.001 million for the three months ended September 30, 2020 and $0.096 million for the three months ended September 30, 2019. The decrease of $0.095 million is due to a decrease of interest received on invested cash and cash equivalents.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$5,447	$4,752	$695	15%
General and administrative expenses	5,428	9,359	(3,931)	(42)%
Lease termination costs	–	944	(944)	(100)%
Total operating expenses	10,875	15,055	(4,180)	(28)%
Loss from operations	(10,875)	(15,055)	4,180	(28)%
Gain on bargain purchase	–	11,939	(11,939)	(100)%
Interest income, net	54	295	(241)	(82)%
Net loss and comprehensive loss	$(10,821)	$(2,821)	$(8,000)	284%

Research and Development Expenses

Research and development (R&D) expenses increased to $5.5 million for the nine months ended September 30, 2020 from $4.8 million for the same period in 2019. The increase of $0.7 million was primarily attributable to an increase in personnel costs of $0.5 million, pre-clinical studies of $0.2 million, clinical studies of $0.2 offset by decreases in regulatory consulting of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased to $5.4 million for the nine months ended September 30, 2020 from $9.4 million for the same period in 2019. The $4.0 million decrease was primarily attributable to decreases in personnel costs of $2.7 million, facilities and office expense of $0.2 million, insurance costs of $0.6 million, legal fees of $0.4 million, professional fees of $0.2 million offset by an increase in board fees of $0.1 million.

Gain on Bargain purchase

Gain on Bargain Purchase was $0.0 for the nine months ended September 30, 2020 and $11.9 million during the nine months ended September 30, 2019. A decrease of $11.9 million was due to the bargain purchase gain as a result of the Merger in March of 2019, resulting in excess of the fair value of net assets acquired over the fair value of the common stock issued to acquire Private PDS in the Merger.

Interest income

Interest income was $0.1 million for the nine months ended September 30, 2020 and $0.3 million for the nine months ended September 30, 2019. A decrease of $0.2 million was due to interest received on invested cash and cash equivalents.

Index
Liquidity and Capital Resources

On July 29, 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, we have the right, in our sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, in an aggregate amount of up to $20.0 million of our common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of our outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. We recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019 we filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. There is market uncertainty regarding the utilization of financing associated from the Aspire Purchase Agreement. As of September 30, 2020, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement.

In February 2020, we completed an underwritten public offering, in which we sold 10,000,000 shares of common stock at a public offering price of $1.30 per share. The shares sold included 769,230 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $13 million and net proceeds of approximately $11.9 million after deducting underwriting discounts and commissions. Our operations have also been financed from cash of $29.1 million from the consummation of the Merger in March 2019. As of September 30, 2020, we had $33.5 million of cash and cash equivalents.

In July 2020, we filed a shelf registration statement, or the 2020 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $100 million. The 2020 Shelf Registration Statement was declared effective on July 31, 2020. On August 13, 2020, the Company sold 6,900,000 shares of its common stock at a public offering price of $2.75 per share pursuant to the 2020 Shelf Registration Statement, which includes 900,000 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $19.0 million and net proceeds of approximately $17.1 million, after deducting underwriting discounts and offering expenses. Approximately $81,000,000 of Shelf Securities remain available for future sale under the 2020 Shelf Registration Statement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of September 30, 2020 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Index
Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(8,520)	$(12,554)
Net cash provided by investing activities	–	29,107
Net cash provided by financing activities	29,827	750
Net increase in cash and cash equivalents	$21,307	$17,303

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.5 million and $12.6 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash used in operating activities of $4.1 million was primarily due to a decrease in personnel costs due to the continued restructuring in relation to the merger in prior year.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 relates entirely to cash received in the Merger.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was due to the receipt of net proceeds from the issuance of common stock of $29.8 million.

Net cash provided by financing activities for the nine months ended September 30, 2019 was primarily due to the receipt of net proceeds of $0.8 million due to the issuance of common stock.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report.  Our budgeted cash requirements in 2020 and beyond include expenses related to continuing development and clinical studies.  We believe that our existing cash and cash equivalents as of September 30, 2020 are sufficient to continue operations and research and development programs for at least the next 12 months from the date of this Quarterly Report. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations.

Index
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

As a result of the impairment and write-off of the IPR&D asset in the prior year, the only critical accounting policy and estimate we have for the three months ended September 30, 2020 is related to the stock- based compensation.

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

Index
Operations and Liquidity

While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. Given the nature and type of our short-term investments, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

Outlook and Impact of COVID-19 on our Business

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020 the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The COVID-19 pandemic has and could continue to negatively affect the Company’s liquidity and operations.  To date, two of the three currently planned PDS0101 clinical trials have been delayed, specifically as a result of the adverse impact the COVID-19 pandemic has had on clinical trial operations for cancer indications in the United States.  Even though both of these studies have since been initiated despite the pandemic challenges, the evolving COVID-19 pandemic has also impacted the pace of enrollment in clinical trials and we may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our current cash reserves, which includes approximately $17.1 million in net proceeds from our August 2020 public offering, leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and continuing and the financial impacts associated with the COVID-19 pandemic are still uncertain.

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

JOBS Act and Sarbanes-Oxley Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Furthermore, we anticipate that we will no longer be an emerging growth company as of December 31, 2020. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. However, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Index
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of September 30, 2020, we had cash equivalents of $33.5 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, we do not believe that an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, or DCPs, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our DCPs, our Chief Executive Officer and Principal Accounting Officer concluded that, due to a previously reported material weakness, our internal control over financial reporting was not effective as of September 30, 2020. Specifically, we identified a material weakness in four components of internal control as defined by COSO 2013 (Control Environment, Risk Assessment, Control Activities and Information & Communication). These material weaknesses resulted in the immaterial error correction of the consolidated financial statements and related notes as of December 31, 2018 and for the year then ended and immaterial errors corrected within the consolidated financial statements as of and for the year then ended December 31, 2019.

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

While we believe that we have improved our organizational capabilities, the material weaknesses remained unremediated as of September 30, 2020 and our remediation activities are continuing to take place in 2020. We continue to strengthen our internal control over financial reporting and we are committed to ensuring that such controls are designed and operating effectively.

The material weakness will not be considered remediated until the applicable controls are designed, implemented and operating for a sufficient period of time and management has concluded, that these controls are operating effectively

Index
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

We expect research and development expenses to increase significantly for PDS0101 and other Versamune® Products. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize PDS0101. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of September 30, 2020, we had an accumulated deficit of $39.8 million.

Index
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of PDS0101.

Based upon our current operating plan, we believe that our cash reserves will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report. Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of PDS0101 and other Versamune® based products is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of PDS0101 and other Versamune® based products or potentially discontinue operations. In July 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock, or the Purchased Shares, over the 30-month term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. As of September 30, 2020, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement. Further, our use of the Aspire Purchase Agreement is subject to certain additional limitations set forth elsewhere in this report. As such, our ability to use the Aspire Purchase Agreement to raise additional capital is uncertain.

We will need to expand our organization, and may experience difficulties in managing this growth, which could disrupt operations.

Our future financial performance and our ability to commercialize PDS0101 and other Versamune®  based products and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of September 30, 2020, we had 13 employees and 4 consultants. We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. Additionally, as part of our material weakness remediation plan, we have hired an interim Chief Financial Officer and we intend to hire a new Chief Financial Officer and other accounting and finance personnel as needed. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of PDS0101. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than us. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what it has to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can select and develop PDS0101 and other Versamune® based products and our business will be limited.

Index
General Market Risk Factors

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after certain legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2020, we had 22,261,619 shares of common stock outstanding. Approximately 19,153,506 of such shares are freely tradable, without restriction, in the public market. Approximately 3,108,113 of such shares of common stock are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

Our executive officers, directors and principal stockholders, if they choose to act together, may have the ability to control matters submitted to stockholders for approval.

Our current executive officers and directors, combined with our stockholders who, to our knowledge, owned more than 5% of our outstanding common stock, own a substantial amount of our common stock as of September 30, 2020. Accordingly, if these executive officers, directors  and stockholders were to choose to act as a group, they may have a significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

For example, in December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic began to have a material adverse impact on our results of operations in the quarter ended March 31, 2020, and we expect it to continue to adversely affect our business. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Our clinical development program timelines have been and continue to be negatively affected by COVID-19, as evidenced by the delay in the initiation of our planned Phase 2 study of PDS0101 in combination with KEYTRUDA® in first-line treatment of recurrent/metastatic head and neck cancer and initiation of the Phase 2 clinical study at The MD Anderson Cancer Center in combination with CRT. Even though both of these studies have since been initiated despite the pandemic challenges, the evolving COVID-19 pandemic has also impacted the pace of enrollment in clinical trials and we may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals.

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

As of December 31, 2020, we will no longer be an “emerging growth company”.  Even after we no longer qualify as an emerging growth company we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2020.

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

PDS Biotechnology Corporation

November 13, 2020	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo
President and Chief Executive Officer

November 13, 2020	By:	/s/Michael King
Michael King
Interim Chief Financial Officer