Form 10-K
period 2020-12-31
PDS Biotechnology Corp
filed 2021-03-18
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) of the registrant on the last day of the registrant’s second fiscal quarter, was $23.0 million (based on the closing price for shares of the registrant’s common stock as reported on the Nasdaq Capital Market on that date).

The number of shares of the registrant’s common stock, par value $0.00033 per share, outstanding as of March 11, 2021 was 22,261,619.

Documents Incorporated By Reference

Portions of registrant’s definitive proxy statement relating to registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

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

These forward-looking statements include, but are not limited to, statements about:

●	the accuracy of estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

●	our ability to obtain funding for our operations in the event we determine to raise additional capital;

●	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

●	our ability to retain key management personnel;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	our ability to maintain our listing on the Nasdaq Stock Market;

●	regulatory developments in the United States and foreign countries;

●	unforeseen circumstances or other disruptions to normal business operations arising from or related to COVID-19;

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates; and

●	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Index
PART I

Unless the context requires otherwise, references in this report to “PDS,” “Company,” “we,” “us,” and “our” and similar designations refer to PDS Biotechnology Corporation and our subsidiaries.

ITEM 1.	Business

Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of cancer immunotherapy candidates and infectious disease vaccine candidates designed to overcome the limitations of current immunotherapy technologies. We own Versamune®, a proprietary T-cell activating platform designed to train the immune system to better attack and destroy disease. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® has been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD8+ killer T-cells, a specific sub-type of CD8+ killer T-cell that is more effective at killing infected or target cells. Our immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example, in combination as a component of combination products with other leading technologies) to provide effective treatments across a range of cancer types. We believe our product candidates are of interest for potential in relation to Human Papillomavirus, or HPV,- associated cancers, melanoma, colorectal, lung, breast and prostate cancers or as monotherapies in early-stage disease.

On March 11, 2021, we announced that our COVID-19 vaccine consortium consisting of PDS, Farmacore Biotechnology and Blanver Farmoquímica, received a commitment from the Secretary for Research and Scientific Training of The Ministry of Science, Technology and Innovation of  Brazil (“MCTI”) to fund up to approximately US$60 million to support the clinical development and commercialization of a Versamune®-based COVID-19 vaccine in Brazil.  MCTI intends to make the funding available to prepare to perform a combined Phase 1/2 clinical trial, upon authorization by the Brazilian regulatory agency, Agência Nacional de Vigilância Sanitária (Anvisa) to initiate the proposed clinical program in Brazil.

The pre-IMPD package for the Phase 1/2 trial is currently under review by Anvisa and the trial is anticipated to begin by Q3 2021. The majority of the capital provided by MCTI will fund the manufacturing process scale up, production and the Phase 3 trial, pending the results of the Phase 1/2 trial.  The consortium members will work under a mutually agreed work plan to guide the vaccine efficiently through development in compliance with regulatory standards.  The consortium anticipates working to initiate manufacturing scale up activities in the second quarter.

The Phase 1 and 2 trials, which will be run together, are anticipated to enroll approximately 360 patients and will assess the safety and efficacy of the vaccine as well as both the antibody and killer T-cell responses induced by the vaccine to the novel coronavirus. The clinical trials are planned to be conducted in Brazil.

As the license holder of PDS0203 in Latin America, Farmacore Biotechnology will continue to lead the regulatory and clinical trial efforts in Brazil and has selected a top clinical research organization, to conduct clinical trials in Brazil. We will continue to contribute scientific expertise and operational support and oversee scale up of the manufacturing process.  Blanver Farmoquímica will manufacture, promote, distribute, and commercialize the Versamune®-based COVID-19 vaccine in Latin America.

All funding is contingent on the availability of financial resources within the MCTI, and The Secretary for Research and Scientific Training of the MCTI has committed to making every effort to finance all clinical and development stages of the program.

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

Index
Our current pipeline of Versamune®-based therapies focuses on four key antigens associated with a broad variety of solid tumors that remain challenging to treat, as follows:

On March 15, 2019, we, then operating as Edge, completed our reverse merger with Private PDS, pursuant to and in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 23, 2018, as amended on January 24, 2019, by and among us, Echos Merger Sub, a wholly-owned subsidiary of Edge, or Merger Sub, and Private PDS, whereby Private PDS merged with and into Merger Sub, with Private PDS surviving as our wholly-owned subsidiary, which refer to as the Merger. In connection with and immediately following completion of the Merger, we effected a 1-for-20 reverse stock split, or the Reverse Stock Split, and changed our corporate name from Edge Therapeutics, Inc. to PDS Biotechnology Corporation, and Private PDS changed its name to PDS Operating Corporation.  All of the outstanding stock of Private PDS was converted into shares of our common stock or canceled upon closing of the Merger.

For accounting purposes, the Merger was treated as a “reverse acquisition” under generally accepted accounting principles in the United States, or U.S. GAAP, and Private PDS is considered the accounting acquirer. Accordingly, upon consummation of the Merger, the historical financial statements of Private PDS became the Company’s historical financial statements, and the historical financial statements of Private PDS are included in the comparative prior periods. See “[Note 4] – Reverse Merger” for more information on the Merger. As part of the Merger, we acquired all of Edge’s assets relating to current and future research and development.

Immunotherapies Generally

Cancer remains a leading cause of morbidity and mortality despite improvements in treatments. The Versamune platform is part of a category of promising new treatments that have emerged from the convergence of oncology and immunology fields. These novel therapies, that harness the power of the immune system to fight cancer, are called immunotherapies. Cancer immunotherapies have significant potential to treat a broad range of cancers, and several have been approved by the United States Food and Drug Administration (“FDA”). While progress has been made in developing new anti-cancer immunotherapeutic technologies and products, significant challenges limiting their broad clinical effectiveness remain.  We are developing the Versamune based treatments with the goal of overcoming the limitations and safety concerns of other anti-cancer treatments and with the goal of bringing effective treatments to cancer patients.

On a basic immunological level, considerable hurdles impeding the ability of immunotherapy to harness the body’s immune system most effectively persist. For example, approved checkpoint inhibitors have been demonstrated to be effective and for those patients who respond, the durability of their responses can be significant. Unfortunately, the rates of response reported are only in the range of 15-20%. Importantly, immune therapies, including checkpoint inhibitors, CAR-Ts and live-vector vaccines, remain burdened with significant systemic toxicities limiting their use either in the early-stage cancer setting or in combination with other approved anti-cancer treatments. In contrast to these immune therapies, Versamune has a promising safety profile and generates potency without systemic side effects.

Index
Cancer Immunotherapy

Cancer immunotherapy is a form of cancer treatment that utilizes the power of the body’s own immune system to recognize, attack and eliminate cancer. The ultimate goal of cancer immunotherapy is tumor eradication or, at least, regression.  The body’s immune system is a complex, biological network designed to defend against germs, other microscopic invaders, and cancer cells. Once the immune system recognizes an organism or cell as foreign or dangerous, it begins a series of complex reactions to identify, target and eliminate them. This is called mounting an immune response. Cancer immunotherapy takes advantage of the discovery that most cancer cells express unique proteins, also called tumor antigens, not normally expressed by healthy cells and thus can be recognized as abnormal and dangerous. Because the immune system is precise, it can target these dangerous cancer cells exclusively while sparing healthy cells. However, the challenge remains that cancer cells are often not perceived as dangerous or foreign, so the immune system becomes tolerant to them.

An ideal cancer immunotherapy should have the following attributes to maximize the opportunity for clinical effectiveness in patients. It should:

•	Stimulate both tumor specific killer and helper T-cells within the body
•	Activate, arm and expand large numbers of T-cells that recognize the tumor
•	Alter or de-camouflage the tumor microenvironment (TME) to make the cancer more visible or susceptible to attack by the immune system
•	Generate immune memory, so that if the cancer cells return, the immune system is able to recognize and eliminate them
•	Optimize safety and tolerability by limiting systemic inflammation and toxicity

As stated in the June 2019 issue of The Journal of Immunology, a leading peer-reviewed journal in the field of immunology, our Versamune® platform incorporates each of these attributes, inducing potent anti-tumor responses in pre-clinical studies. (Gandhapudi, et al., J. Immunology, June 2019; Rumfield et al, J. Journal for ImmunoTherapy of Cancer, May 2020). We believe our Versamune® technology platform is unique in its ability to successfully encompass the mechanistic attributes required to induce a safe and effective anti-cancer immune response.

How does cancer immunotherapy work?

An important function of the body’s immune system is to scan for proteins not normally expressed in healthy tissue (antigens). Once an antigen has been identified as foreign, abnormal or dangerous, the antigen is presented to T-cells, a type of white blood cell effective at eliminating cancer cells and infectious agents (e.g. bacteria and viruses). The presentation of an antigen to T-cells is implemented primarily in the lymph nodes by specialized antigen presenting cells known as dendritic cells which are programmed specially to identify foreign antigens and to present them to T-cells. Unique proteins on the surface of dendritic cells, known as major histocompatibility complex (MHC) molecules, bind to the foreign antigen and display them on the cell surface for recognition by the appropriate T-cells. Then, once presented, a sub-population of T-cells known as the CD8+ or killer T-cells, are primed and respond to the specific foreign antigen by attacking and killing the cells containing the abnormal protein. Other T-cell sub-populations, such as CD4+ or helper T-cells, are also critical in regulating immune responses.

Cells communicate via chemical signaling. For an immune response to be triggered and to be effective, important immune signaling pathways must be activated to enable the body to induce messenger proteins known as cytokines and chemokines. Some of these cytokines and chemokines serve both to activate and expand T-cells and to arm the T-cells with the appropriate cancer-killing function.

An effective cancer immunotherapy must modulate these complex processes, enhancing activation and producing robust expansion of the critically important high-quality, tumor-specific T-cell populations, most notably CD8+ killer cells. As will be reviewed in more detail in the section below, the ability to promote the induction of therapeutic quantities of high-quality tumor-targeting CD8+ killer T-cells within a patient’s own body has been a major limitation of cancer immunotherapy.

Production of adequate numbers of high-quality CD8+ killer T-cells alone, however, is insufficient to eradicate all cancer cells. One of the difficulties in treating cancer stems from the fact that cancer cells have the unique ability to suppress the immune system; they camouflage themselves or evade T-cell attack by activating immune mechanisms that suppress the ability of T-cells to detect or attack them. They accomplish this in part by increasing the population of immune suppressive cells, including cells known as regulatory T-cells (Treg) as well as other cell types, within the tumor microenvironment. An effective immunotherapy must overcome the tumor’s immune suppressive mechanisms in order to successfully locate and attack the cancer cells.

Index
Finally, cancers can be difficult to cure because they may recur even after successful initial treatment due to micro-metastatic (hidden) tumors disease that is not completely eradicated after treatment and that eventually expands.  It is yet another task of the immune system to remain ever vigilant for recurrence, a vigilance mediated by memory T-cells which serve as the immune system’s long-term memory. To be durable and effective over an extended period after treatment, and to minimize the likelihood of cancer recurrence, an immunotherapy should enhance this immune function as well.

The challenges to effective immunotherapy

The inability to generate adequate quantities of unique, high-quality killer T-cells, to minimize systemic toxicities, to overcome the immune system’s tolerance of the cancer, and to generate immunological memory, all limit the clinical effectiveness of immunotherapies.  On a fundamental biological or immunological level, one of the most daunting challenges confronting the development of effective immunotherapy is the development of a simple and easy to administer therapy that can promote the induction of highly potent, targeted, tumor-specific T-cells that can effectively treat cancer with minimal side effects.  Suboptimal T-cell activation remains a key limitation of immunotherapies. Potential hurdles exist at all stages of the immunological process, including poor uptake of the antigen by the dendritic cells as well as inadequate processing and presentation of the tumor antigen.

Versamune® Products

Versamune- has shown the potential for overcoming the challenges of immunotherapy

Versamune® is a proprietary T-cell activating platform designed to overcome the challenges of current immunotherapy in order to improve the treatment outcomes of patients with cancer. Versamune®-derived products are based on positively charged (cationic) and immune activating lipids that form spherical nanoparticles in aqueous media. These lipids include the R-enantiomer of 1,2-dioleoyl-e-trimethyl-ammonium-propane (R-DOTAP). Cationic lipids are positively charged molecules that have a water-soluble portion (head group) attached to a water insoluble tail. The water-soluble portion of the molecule has a positive charge and the water-insoluble portion is made up of hydrocarbon (also called fatty acid) chains. The nanoparticles, which are coated with a positive charge, are deliberately sized to mimic viruses, facilitating detection by the body’s immune system and uptake by dendritic cells.

To treat a specific cancer, the unique or overexpressed antigen found on the surface of the cancer cells is manufactured, then mixed with the Versamune® nanoparticles to create a pharmaceutical product for simple subcutaneous injection.

Versamune® has the potential to promote dendritic cell update of antigens

One of the biggest challenges in developing a potent immunotherapy has been dendritic cell uptake. Versamune® is designed specifically to be taken up by dendritic cells in the skin. As noted, Versamune® nanoparticles are sized comparably to viruses normally taken up as part of the natural function of the dendritic cells, facilitating efficient uptake of the Versamune®-based immunotherapy. Studies evaluating the uptake of Versamune® nanoparticles by dendritic cells and epithelial cells, found almost exclusive uptake by the dendritic cells. Four hours following a single subcutaneous injection, about 80% of the dendritic cells in the draining lymph node were found to have taken up the Versamune®-based immunotherapy.

Index
INJECTION SITE

Versamune® has the potential to promote efficient antigen processing and T-cell presentation

When dendritic cells take up Versamune® nanoparticles they become activated, mature and begin recruiting additional dendritic cells. Once inside the dendritic cell, the tumor-associated antigen is released and processed into the requisite small peptides (pieces of protein) in the cell compartment known as the cytoplasm. An important potential advantage of Versamune® from what has been observed to date is its ability to fuse with and destabilize endosomes in the cytoplasm, promoting efficient entry of the antigen into the cell compartment where processing can take place. Processed antigen is turned into peptides that then utilize both the MHC class I and class II pathways. The MHC class I pathway is critical to programing CD8+ killer T-cells and the MHC class II pathway to programming CD4+ helper T-cells to recognize tumor antigens. When Versamune®-induced maturation occurs, the dendritic cells express costimulatory molecules on their surface, which facilitate the highly efficient uptake and presentation of antigens to the T-cells. We believe this activity overcomes one of the most significant limitations of current immunotherapy development – the efficient priming of critical CD8+ killer T-cells against tumor antigens. Interestingly, Versamune® has been demonstrated to promote presentation of antigens to CD4+ helper cells as well.

Index

Versamune® has the potential to promote efficient activation and robust expansion of high quality polyfunctional CD8+ killer T-cells in Lymph Nodes

Ultimately mature dendritic cells migrate into lymph nodes, small glands located throughout the body containing white blood cells including T-cells, where much of the key immunological activity pertaining to the priming and expansion of T-cells takes place.  In the lymph nodes the dendritic cells present the tumor antigens to T-cells resulting in activation or priming of the T-cells to recognize the particular antigen expressed by the cancer. Importantly, Versamune® also understood to upregulate type I interferon genes (type I IFN), which are responsible for critical immunological processes. Upregulation of type I IFN induces an important immunological protein called CD69 that facilitates interactions between the dendritic cell and T-cells in the lymph nodes.

Upregulation of type I IFN signaling also induces multiple immune messengers called cytokines and chemokines that further signal T-cells to infiltrate into the lymph nodes. Powerful activators of CD8+ killer T-cells, such as CCL2 and CXCL10 are documented to be induced by Versamune® as well. As the Versamune®-induced production of chemokines appears to be restricted to the lymph nodes, the site of T-cell activation, it provides for both superior activation and expansion of CD8+ killer T-cells. Localization of these immune messengers within the lymph nodes and their limited presence in the blood circulation enhances the safety of the Versamune®-based immunotherapies. Thus, through the versality of its mechanisms of action, as understood to date, we believe that Versamune® may safely promote the efficient and robust expansion in-vivo of large numbers of highly potent (polyfunctional) CD8+ killer T-cells, both critical factors in developing a successful immunotherapy.

Index

Versamune®  has the potential to overcome immune suppression

Regulatory T-cells (Treg) are a sub-population of white blood cells normally responsible for recognizing normal healthy cells and for preventing autoimmune disease. In cancer however, they are utilized by the cancer cells to evade immune detection. Versamune® may contribute to significant alteration of the tumor microenvironment to reduce dramatically the Treg to killer CD8+ T-cell ratio making the tumors more susceptible to destruction by killer T-cells. Preclinical studies have demonstrated that lowering the Treg to CD8+ killer T-cell ratio with polyfunctional CD8+ killer and CD4+ helper T-cells promotes effective tumor lysis and regression.  Overcoming a tumor’s immune tolerance and minimizing its ability to evade detection is a significant goal of a successful cancer immunotherapy that together with potent T-cell induction may translate to enhanced tumor elimination.

In preclinical studies, Versamune® (R-DOTAP) nanoparticles demonstrated a reduction in the Treg/CD8+ T-cell ratio

Index
Results of Comparative Preclinical Testing of Versamune® and Other Immunotherapies for the eradication of a Tumor

Preclinical testing of Versamune® therapy using the HPV 16 antigen is compared against similar testing performed using other immunotherapeutic approaches with the HPV16 antigen.  Published studies as well as our own testing with other agents have  demonstrated a slowing down of the rate of tumor growth, however without effective eradication of the cancer. Using the tumor model, the Versamune® based therapy was unique in its ability to reduce the tumor size and eventually completely regress the tumors. The results from the Versamune® based treatment are attributed to its ability to induce: (i) powerful activation of the critical immunological signaling pathways, (ii) robust production of both CD8+ killer and CD4+ helper T-cells, and (iii) the degradation of the tumor’s protective immune suppression mechanism.

Versamune® has the potential to induce Immune Memory

Memory T-cells allow the body to maintain tumor-recognizing and attacking T-cells for an extended period after treatment, with the ideal outcome of reducing cancer recurrence. Preliminary studies demonstrated that Versamune® protected mice who had experienced tumor regression against tumor reestablishment even when the mice were reinjected with the same tumor cells. This sustained protection was evidence of immune memory: persistence of antigen-specific T-cells to recognize tumor proteins associated with a particular cancer, as the animals were not protected against establishment of different tumors. Evidence of the potential for Versamune®-based immunotherapies to induce immune memory has also been demonstrated in a phase 1 clinical trial in humans.

Index
Enhancing tumor-specific memory responses to monitor for and eradicate cancer cells well after initial treatment we believe provides potential for significant clinical benefit by possibly reducing the incidence of tumor recurrence.

Today, many cancer immunotherapies produce serious systemic autoimmune effects as well as inflammatory toxicities due to the increased presence and spikes of cytokines in the blood circulation. We believe the mechanism of action of Versamune® as well as its design  have the potential to contribute to the localization of cytokines in the lymph nodes and specific targeting of CD8+ killer T-cells to antigens in tumor tissue. Therefore the hypothesis is that Versamune®-based therapies may exhibit an improved and favorable safety profile compared to currently available treatments.

As noted, Versamune® is injected subcutaneously (under the skin) and its mechanisms of action are localized primarily in the lymph nodes. Further supporting these observations are data demonstrating that negligible levels of Versamune®-induced cytokines were detected in the blood of mice. Very low quantities of Versamune® were detected in the blood or in any organ outside of the lymph nodes.

Additionally, Versamune® is broken down (hydrolyzed) in the body into fatty acids and excreted, showing in these preliminary studies that it could mitigate the potential for short- or long-term accumulation of the nanoparticles. These pre-clinical observations have been confirmed by early clinical data documenting that this localized and highly specific cascade of immune activity was associated with an absence of significant systemic toxicity at all doses tested. In a phase 1 clinical study designed to evaluate safety, all patients had transient swelling and redness at the injection site due to initiation of the immunological cascade at the injection site which cleared completely within 3-7 days. No dose-limiting toxicities or long-term safety concerns were observed.

In choosing and designing a Versamune®-based therapy for development, careful attention is paid to selecting specific, appropriate antigens because, as described above, Versamune® induces a strong T-cell response to the antigen. All of the antigens currently being evaluated in combination with Versamune® are present primarily in cancer cells which should therefore result in tumor-specific T-cell attack, thereby minimizing off-target toxicity and potential destruction of healthy cells and tissue.

Versamune’ s potential as a cancer immunotherapy platform

The unique ability of Versamune® to modulate and enhance numerous critical steps required for an effective immune response and to be combined with targeted specific antigens found on tumor cells, offers several exciting opportunities to treat a variety of cancers. Further, its diverse mechanisms of action together with its favorable safety profile suggest therapeutic promise when used in combination with other treatment modalities or immunotherapies such as checkpoint inhibitors as well as in the single-agent monotherapy setting.

Index
Human Papillomavirus (HPV)-Related Cancers

Despite the successful introduction of HPV preventive vaccines, HPV-related cancers remain a significant component of the global cancer burden. HPV infection occurs in both men and women and is associated with head and neck (oropharyngeal), cervical, anal, vaginal, vulvar and penile cancers.

PDS0101 is our lead Versamune®-based immunotherapy. PDS0101 combines Versamune® with a mixture of short proteins (peptides) derived from the cancer-causing HPV16 viral protein. HPV16 is the most pervasive and difficult to treat HPV amongst the 13 different high-risk, cancer-causing HPV types. In a preclinical study in the most widely utilized animal HPV-cancer tumor model, PDS0101 uniquely induced complete regression of the tumors after a single sub-cutaneous injection. These data prompted a phase 1 open-label, dose-escalation, proof of concept study of PDS0101 in women with cervical intraepithelial neoplasia (CIN) infected with high-risk HPV types. The data demonstrated that PDS0101 was immunologically active at all three doses studied, confirmed induction of high levels of active HPV-specific CD8+ killer T-cells, and was associated with clinical regression of the cervical lesions that often occurred rapidly. These results suggest that PDS0101 activated the critical mechanisms in humans resulting in potent T-cells which target and effectively kill human HPV-positive cancer cells. All patients who experienced regression remained disease-free over the 2-year retrospective evaluation period, suggesting potential durability or memory of the immune response. The clinical data were presented at the 34th Annual Society for the Immunotherapy of Cancer Conference in November 2019 (Wood, et al., 2019).  Based on these encouraging preclinical and human data, PDS0101 is being studied in multiple phase 2 clinical studies in various HPV-related cancers.

PDS0102: T-cell receptor gamma Alternate Reading frame Protein (TARP)-Related Cancers

The TARP antigen is strongly associated with prostate and breast cancers. In the U.S. 450,000 patients are projected to be diagnosed with prostate or breast cancer this year. Approximately 90% of prostate cancers and 50% of breast cancers overexpress the TARP tumor antigen. In a human clinical study, the National Cancer Institute demonstrated that its proprietary TARP antigens were effectively recognized by the immune system in prostate cancer patients with PSA biochemical recurrence leading to a notable reduction in tumor growth rate. In preclinical studies, a dramatically enhanced TARP-specific killer T-cell response was observed when our designed TARP antigens were combined with Versamune®. Preclinical development is ongoing.

PDS0103: Mucin-1 (MUC1)-Related Cancers

MUC1 is highly expressed in multiple solid tumor types and has been shown to be associated with drug resistance and poor disease prognosis. We are developing PDS0103, a Versamune®-based therapy in combination with novel, highly immunogenic, agonist epitopes of the MUC1 oncogenic C-terminal region to treat ovarian, breast, colorectal and lung cancers. In preclinical studies, similarly to PDS0102, a dramatically enhanced MUC1-specific killer T-cell response was observed when the novel antigens were combined with Versamune®. Preclinical development is ongoing.

PDS0104: Melanoma-Specific Antigens

The rates of melanoma have been rising rapidly over the past few decades and approximately 96,480 new melanomas will be diagnosed this year alone. More than 7,000 of these will prove fatal. PDS0104 combines Versamune® with various melanoma antigens including the Tyrosinase-related protein 2 (TRP2) which is highly expressed in melanoma. PDS0104 has been demonstrated in pre-clinical animal models of aggressive melanoma to have unique and significant anti-tumor activity as a monotherapy and has also demonstrated strong anti-tumor synergy in combination with checkpoint inhibitors. Preclinical development is ongoing.

Versamune® has demonstrated immunological compatibility with a wide array of tumor and pathogenic antigens. While our current pipeline pairs Versamune® with four different tumor antigens, to address over 10 cancer types, more than 75 tumor antigens have been identified and reported. The versatility of the platform suggests that Versamune® could work well with a wide range of identified tumor antigens and neoantigens. We are exploring the expansion of its Versamune®-based pipeline by pairing the technology with multiple tumor antigens to develop additional product candidates.

Index
Development Strategy

The unique combination of high potency and excellent safety of the Versamune® platform observed in preclinical studies was corroborated in the successfully-completed 12-patient PDS0101 Phase 1/2a clinical trial.  On September 19, 2019, we reported retrospective clinical outcome data from this study. Despite most of the patients being infected with multiple HPV strains other than HPV 16, regression was seen in 8 out of 10 patients, with complete regression of pre-cancerous lesions documented in 6 out of 10 patients at their first post-treatment evaluation, which occurred within 1-3 months of completing treatment.  In addition, the fact that no disease recurrence occurred over the two-year evaluation period strongly suggested a robust and durable therapeutic immune response due to the induction of T-cells by PDS0101 administration that were clinically active. As a result of this information strongly suggesting the unique ability of PDS0101 to generate potent and biologically active CD8+ T-cells in-vivo, we focused our clinical strategy on areas of more severe unmet medical need in which PDS0101 is combined with other immune-modulating agents, including checkpoint inhibitors and standard of care e.g. chemoradiotherapy, to provide improved clinical benefit to patients.

We believe that rational design of combination immunotherapies using agents that promote synergy with each other and reduce the potential for compounded toxicity will substantially enhance the potential for combination therapies to deliver improved clinical benefit for cancer patients. Versamune® appears to activate an appropriate combination of immunological pathways to promote strong CD8+ T-cell induction while also altering the tumor microenvironment to make tumors more susceptible to T-cell attack, which we believe makes it an ideal complement to checkpoint inhibitors and other immune-modulating agents by enhancing their potency as part of combination therapies. In addition, the differences in mechanism of action between Versamune® and checkpoint inhibitors, as well as the initial demonstrated safety profile of Versamune®, suggests that these combinations may be potentially much better tolerated by patients than other combination therapies involving checkpoint inhibitors and other cancer treatments such as immune-cytokines and chemotherapy.

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) for first-line treatment of recurrent/ metastatic head and neck cancer opened and is actively recruiting patients.   The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.  In June 2019 the FDA approved using KEYTRUDA® in combination with platinum and fluorouracil (FU) for all patients for first line treatment of patients with metastatic or unresectable recurrent head and neck squamous cell carcinoma, or HNSCC, and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test.

In this sponsored trial, patients whose cancer has returned or spread following initial treatment, will be able to avoid chemotherapy and take this combination of two immuno-therapy drugs. Enrolling patients with more functional immune systems that have not been compromised by extensive chemotherapy may allow improved efficacy of the combination.  Patients in the study will receive a total of 5 cycles of combination therapy in the context of standard of care KEYTRUDA™ therapy administered every three weeks until disease progression.  The primary endpoint of VERSATILE-002 is the objective response rate – or ORR – at nine months following initiation of treatment.  There will be a lead-in cohort of 12 patients to assess the safety of the combination, and a formal planned interim analysis evaluating response to treatment in the first 38 patients. Sites have implemented institution-specific measures securing the safety of patients and staff to ensure the integrity of the study in the face of the ongoing pandemic.   The study’s Lead Principal Investigator is Dr. Jared Weiss, who serves as the section chief of Thoracic and Head and Neck/Neck Oncology at the University of North Carolina School of Medicine Lineberger Comprehensive Cancer Care Center.

This trial is progressing pursuant to an amendment in October 2019 to an existing clinical trial collaboration agreement with a subsidiary of Merck (known as MSD outside the United States and Canada).  This amendment, primarily related to a modification to the original clinical trial design to evaluate PDS0101 in combination with KEYTRUDA® as first-line treatment.  This Phase 2 trial, previously anticipated to begin in June 2020, was put on hold in April 2020, primarily due to the effect of COVID-19 on clinical trial operations in the United States.

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement, which we refer to as the CRADA, in a National Cancer Institute, or NCI, led Phase 2 clinical study evaluating PDS0101, NHS-IL12, and M7824, owned by EMD Serono (Merck KGaA).  Recently, this investigator-led study achieved its initial safety benchmark – meaning that not more than 1 dose-limiting toxicity was observed in the first 6 patients who received the combination.  In February 2021, the Company announced that the NCI’s Phase 2 clinical study of PDS0101 for the treatment of advanced HPV-associated cancers achieved its preliminary objective response target in patients naïve to checkpoint inhibitors.  The trial will now progress to full enrollment of approximately 20 patients in this group.  In addition, the trial has been amended to allow enrollment of a separate cohort of checkpoint inhibitor-refractory patients for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 checkpoint inhibitor refractory patients is ongoing.  If this preclinical data is successfully confirmed in the ongoing Phase 2 trial, this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

Index
This previously announced CRADA a with the NCI for development of PDS0101 HPV cancer immunotherapy in combination with other immune-modulating agents as a potential treatment for advanced HPV-related cancers. Preclinical study results arising from this CRADA were recently published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of and HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer 2020;8:e000612. doi:10.1136/ jitc-2020-000612), indicating that PDS0101 generated both HPV-specific T-cells and an associated antitumor response when used as a monotherapy.  When PDS0101 was combined with two other novel clinical-stage anti-cancer agents, Bintrafusp alfa (M7824) and NHS-IL12 preclinical data suggested that all three therapeutic agents worked synergistically to provide enhanced tumor T-cell response and subsequent tumor regression and when compared to any of the agents alone or 2-component combinations.

In April 2020, the PDS-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103.  PDS0103 is an investigational immunotherapy owned by us and designed to treat cancers associated with the mucin-1, or MUC-1, oncogenic protein.  These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC-1 developed by the NCI and licensed by PDS. PDS0103 is currently in late preclinical development.

The PDS0103 immunotherapy combines the utility of the Versamune® platform with novel and proprietary, highly immunogenic peptides derived from the cancer-associated protein known as mucin-1 - or MUC1. MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.  Expression of MUC-1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC-1-specific CD8 killer T-cells.

In October 2020, a third PDS0101 Phase 2 clinical study was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical study is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. PDS believes that Versamune®’s strong T-cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication.

Our clinical development strategy of combining PDS0101 with standard of care treatment is designed to mitigate risk in our proof-of-concept phase 2 trials.  It is also designed to demonstrate the potential for significantly enhanced clinical benefit to patients over the standard of care, without compounding toxicity. If we achieve this goal, we believe that we will have a clear path towards commercialization of PDS0101.  After initial commercial approval, our strategy of combining PDS0101 with standard of care also positions us for rapid market penetration and expansion.

Infectious Disease

We believe that the key differentiating attributes of the Versamune® platform technology, strong induction of CD8+ and CD4+ T-cells as well as antibodies, can also be leveraged to improve treatment and preventive options in several infectious disease indications.  Specifically, the COVID-19 pandemic has provided a unique opportunity to highlight Versamune®’s potentially transformative immunostimulatory activities.  Our expanded infectious diseases pipeline now covers three infectious pathogens and vaccines.  Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses.  However, the induction of T-cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

We are jointly developing PDS0203 under a collaboration agreement with Farmacore. PDS0203 is a second-generation Versamune®-based COVID-19 vaccine candidate: a simple subunit vaccine that utilizes a recombinant protein derived from the Spike protein of SARS-CoV-2, as opposed to an inactivated virus-based vaccine.  Preclinical studies of PDS0203 have shown the induction of strong neutralizing antibodies, virus-specific polyfunctional CD8+ (killer) and CD4+ (helper) T-cells, and long-term memory T-cell responses.  Initial financial support for the program has been provided by the Brazilian government for preclinical development.

On February 22, 2021, PDS Biotechnology and Farmacore announced that Blanver Farmoquímica e Farmacêutica S.A. joined their efforts (collectively the “Consortium”) to develop and commercialize a novel COVID-19 vaccine in Latin America. Under the terms of the agreement, São Paulo-based Blanver will manufacture, promote, distribute, and commercialize the Versamune®-based COVID-19 vaccine in Latin America.

On March 11, 2021 we announced that the Consortium received a commitment from the Secretary for Research and Scientific Training of the MCTI, Brazil to fund up to approximately US$60 million to support the clinical development and commercialization of a Versamune®-based COVID-19 vaccine (See Note 16 in the Notes to Consolidated Financial Statements for additional details regarding this announcement).

Index
PDS0203 is being designed with the goal to potentially provide long-term and broad protection against infection from COVID-19 and its potential mutations, based on the understood potential of Versamune® to prime the immune system to generate both antibodies for near term protection and T-cell responses for long term protection against pathogens. Preclinical data of studies performed at the University of Kentucky indicates that PDS0203 elicits the induction of highly active and potent virus-specific CD8 killer and CD4 helper T-cells within 14 days of treatment.  The study also showed induction of the long-lasting virus-specific memory T-cells necessary for longer term protection.  A 30-45 fold increase in COVID-19 specific T-cells was observed by Day 14 when compared to the vaccine without Versamune®.  These preclinical studies also indicated induction of strong anti-SARS-CoV-2 neutralizing antibodies within 14 days, with a 20-25-fold increase when compared to the vaccine without Versamune®.

The peer-reviewed scientific publication “A Newcastle Disease Virus (NDV) Expressing a Membrane-Anchored Spike as a Cost-Effective Inactivated SARS-CoV-2 Vaccine” by Sun et al. Vaccines (2020, volume 8, issue 4, page 771) also provides strong rationale for clinical development of a Versamune®-based COVID-19 vaccine to maximize the full breadth of immune responses induced against SARS-CoV-2.   This research conducted at the Mount Sinai Icahn School of Medicine, NY, indicated that there is powerful antibody induction by Versamune® against SARS-CoV-2 at low antigen doses suggesting potential for an effective antigen dose sparing COVID-19 vaccine.  These data are based on preclinical studies combining our Versamune® technology with an inactivated Newcastle disease virus (NDV)/SARS-CoV-2 vaccine (NDV vaccine) developed at Mount Sinai.

The preclinical study compared various treatment regimens in their ability to induce antibodies against SARS-CoV-2:

•	the NDV vaccine alone at doses of 5µg, 10µg and 20µg,
•	the NDV vaccine in combination with Versamune® at 0.2µg, 1µg and 5µg,
•	and the NDV vaccine in combination with Addavax, an adjuvant well-known for its ability to induce powerful antibody responses, at 0.2µg, 1µg and 5µg.

As seen in Figure 3B of the publication, shown below, the NDV vaccine with R-DOTAP nanoparticles (Versamune®) yielded the strongest antibody responses. Figure 3C, also shown below, highlighted Versamune®’s ability to induce the highest levels of neutralizing antibodies even at the lowest studied antigen dose of 0.2µg. Challenge studies also indicated that the Versamune®-containing vaccine conferred protection against SARS-CoV-2 infection.

We understand this broader projected range of effective immunity to be a result of Versamune®’s activation of Type I interferons (IFNs) critical to developing effective anti-viral immune responses, and also to promote presentation of the unique disease-associated protein or peptide to the appropriate compartment of the dendritic cells of the immune system. As a result of this capability, Versamuneâ has indicated there is potential for enhanced immunogenicity in the context of dose sparing of both flu and COVID-19 antigens through strong induction of neutralizing antibodies.  Finally, in light of the chemical composition of PDS0203 as a subunit vaccine, we believe manufacturing scale-up for global deployment may encounter fewer challenges than is generally observed with more complex product candidates.

Index
Based on the key characteristics of Versamune® we are progressing preclinical development of PDS0202, a universal influenza vaccine candidate, which combines Versamune® with novel influenza vaccine antigens.  PDS0202 development is being supported by an agreement with the National Institute of Allergy and Infectious Diseases Collaborative Influenza Vaccine Innovation Centers, or CIVICs, program, with a goal of progressing into a human clinical trial. Preclinical development studies will be performed at three sites: our Princeton, NJ laboratories, The University of Kentucky School of Medicine, and the CIVICs Center for Influenza Vaccine Research for High-Risk Populations.

In December 2019, we entered into an Amended and Restated Material Transfer Agreement (MTA) with Farmacore to develop a novel tuberculosis, or TB, immunotherapy based on a combination of Farmacore’s proprietary TB antigens with Versamune®. In preliminary evaluations, our Versamune®-based TB product, PDS0201, demonstrated highly promising TB-specific T-cell induction in-vivo.  Under the Farmacore MTA, we will undertake product development and Farmacore will conduct in-vivo preclinical studies to evaluate product efficacy.  Testing to be performed in Brazil has been significantly hampered by the COVID-19 pandemic.  The term of the agreement extends until the end of the initial product testing period.

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

●	the extent to which we license or acquire other products and technologies.

Leadership

We are led by a team of executives and directors with significant experience in drug discovery, development and commercialization.  Our founder and CEO Frank Bedu-Addo, has been responsible for developing and launching products for Schering-Plough/ Merck and Liposome Company/ Elan.  Our other co-founder and Chief Scientific Officer, Dr. Gregory Conn, has more than 35 years of drug-development experience, including development of antiviral and anticancer drugs through to commercialization. Other members of our senior management team have held senior positions at the National Cancer Institute Center for Cancer Research, and National Institute of Allergy and Infectious Diseases. Our Chief Financial Officer, Seth Van Voorhees, has experience leading the financial operations at several public high-tech companies and has prior experience as an investment banker where he completed various capital raising and M&A transactions. The chairman of our board of directors, Stephen Glover was President of Insmed Therapeutic Proteins and is the current CEO of ZyVersa Therapeutics. Our director, Sir Richard Sykes was the CEO and Chairman of GSK. Our director, Dr. Otis Brawley, is the Bloomberg Distinguished Professor of Oncology and Epidemiology at John’s Hopkins School of Medicine and former Chief Medical and Scientific Officer at the American Cancer Society.

Index
We are supported by scientific leaders in the field of vaccine development and oncology.  Among the distinguished experts on our Scientific Advisory Board are Dr. Mark Einstein and Professor Leaf Huang.  Dr. Einstein, Professor and Chair in the Department of OB/ GYN & Women’s Heath at Rutgers University Medical School is an expert in HPV-related pathogenesis, therapy and prevention of lower anogenital tract and gynecologic cancers.  He is an active leader for management guidelines and translating clinical study and translational data for the World Health Organization, American Cancer Society, Society of Gynecologic Oncology and the American College of Obstetrics and Gynecology.  Professor Leaf Huang, one of our founders, is a Distinguished Professor of Pharmacoengineering and Molecular Pharmaceutics at the Eshelman School of Pharmacy, University of North Carolina at Chapel Hill pioneered the liposome design and manufacture of cationic lipid vector nanoparticles as a delivery system for cDNA, mRNA, siRNA, proteins and peptides for tumor growth inhibition and for vaccines in treating cancer and infectious diseases.  Our Principal Investigator for the PDS0101 Head and Neck Study with KEYTRUDA for first-line treatment of recurrent/ metastatic Head and Neck Cancer is Dr. Jared Weiss, Associate Professor of Medicine, University of North Carolina Lineberger Comprehensive Cancer Center, who is an expert in head and neck thoracic oncology with a focus on immunotherapeutic approaches for these diseases.

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

Our research and development activities are located at the Princeton Innovation Center BioLabs, 303A College Road East, Princeton, NJ 08540, which provides first-rate development facilities for biotech companies. All animal toxicology and efficacy testing are done via third party contracts and collaborations in order to provide maximum flexibility and to minimize operational costs and overhead. This approach allows for independent validation of our data, and we believe it has historically been a cost-efficient way to progress our development programs.

We do not intend to incur the costs of building, staffing and maintaining manufacturing facilities in the near term. The supply chain integrity was not negatively impacted by COVID-19 thus far.  Our management team has formulation, manufacturing and operations expertise, including past senior executive management roles in contract drug development and manufacturing. Our management team plans to utilize its expertise and knowledge to identify suitable contract manufacturers who will be capable of efficiently manufacturing our products.

Regulatory Pathway

For our lead product candidate, PDS0101, the next step in the product development process are our ongoing Phase 2 clinical trials.  This process is described further under “U.S. Product Development Process.”  The final protocols for all phase 2 clinical trials were submitted to the FDA prior to trial initiation and information for all three trials are on www.clinicaltrials.gov.  To conform to the FDA electronic Common Technical Document format requirement and submission of the CGMP material that will be used in the Phase 2 trials for PDS0101, we submitted a Chemistry, Manufacturing, and Controls amendment to our Investigational New Drug application, related to PDS’s Phase 2 studies with PDS0101 to the FDA in 2020.

If Phase 2 clinical trials support further development, under standard FDA processes we would then need to complete Phase 3 clinical trials and gather other necessary application data and information for PDS0101 to seek marketing authorization.

We anticipate that we would seek marketing authorization from the FDA for our product candidates through the Biologics License Application pathway, under Section 351(a) of the Public Health Service Act.  This process and the requirements are described further under “U.S. Product Development Process.”

For our earlier stage, preclinical product candidates, we plan to work to develop data with the goal of progressing to an IND submission and clinical development.

Index
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

PDS has developed numerous patents and patent applications and owns substantial know-how and trade secrets related to its Versamune® platform. As of December 31, 2020, PDS holds six (6) U.S. patents with granted claims directed to its platform technology and eight (8) pending patent applications. These issued patents will expire in 2028, 2029, 2031 and 2033. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2037 assuming no patent term extensions are granted. As of March 8, 2021, PDS holds thirty (30) issued foreign patents and thirty four (34) pending or published foreign patent applications.  Most of our international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2031-2034, or later if patent term extension applies.

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

Index
Material License Agreements and Research and Development Agreements

Patent License Agreement with National Institutes of Health.

Effective January 5, 2015, PDS entered into a Patent License Agreement (the “Patent License Agreement”) as Amended by First Amendment to Patent License Agreement (“First Amendment”) of August 5, 2015, with the National Institutes of Health (“NIH”) an agency within the Department of Health and Human Services (“HHS”), pursuant to which NIH granted PDS a nonexclusive license to certain patent rights for the development of a therapeutic cancer vaccine specifically in combination with PDS’s proprietary Versamune® technology for ovarian, breast, colon and lung cancers. The Patent License Agreement expires when the last licensed patent expires if the Patent License Agreement is not terminated prior to that date. NIH may terminate the Patent License Agreement if PDS is in default in the performance of any material obligation under the Patent License Agreement. PDS may unilaterally terminate the Patent License Agreement in any country or territory upon sixty (60) days written notice.

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

Index
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

Cost Reimbursement Agreement with University of Kentucky Research Foundation - I.

Effective November 1, 2015, PDS entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test PDS’s preclinical and clinical-stage formulations based on HPV, TARP, MUC-1, Melanoma antigens as specified more fully in the statement of work. The Cost Reimbursement Agreement has been renewed annually, and was renewed on July 1, 2020 for an anticipated cost of $444,477. The agreement terminates on June 30, 2021 unless extended by written mutual agreement of parties or is terminated by one of the parties. Either party may terminate the Cost Reimbursement Agreement for any reason with thirty (30) days written notice.

Cost Reimbursement and Sponsored Agreement with University of Kentucky Research Foundation - II.

Effective November 1, 2015, PDS entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test PDS’s preclinical and clinical-stage formulations based on HPV, TARP, MUC-1, Melanoma antigens as specified more fully in the statement of work. The Cost Reimbursement Agreement has been renewed annually, and was renewed on July 1, 2020 for an anticipated cost of $13,987. The agreement terminates on June 30, 2021 unless extended by written mutual agreement of parties or is terminated by one of the parties. Either party may terminate the Cost Reimbursement Agreement for any reason with thirty (30) days written notice.

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

On October 28, 2019, PDS entered into an amendment to the clinical trial collaboration agreement with Merck to evaluate the combination of PDS’s lead Versamune®-based immunotherapy, PDS0101, with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in a Phase II clinical study. The modification to the clinical study design to evaluate PDS0101 in combination with KEYTRUDA® as first-line treatment comes as a result of Merck’s approval by the FDA on June 10, 2019 for first line treatment of patients with metastatic or unresectable recurrent HNSCC using KEYTRUDA® in combination with platinum and fluorouracil (FU) for all patients and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test. The study was initiated in November of 2020 to evaluate the efficacy and safety of the combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

Index
Other Research and Development Agreements

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research with The U.S. Department of Health and Human Services.

Effective April 22, 2019, PDS entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (“NCI”), pursuant to which the parties agreed to perform certain research and development activities as defined by the exhibited Research Plan. Under the agreement, PDS will collaborate with the NCI’s Genitourinary Malignancies Branch (GMB) and Laboratory of Tumor Immunology and Biology (LTIB) with plans to conduct a Phase 2 clinical study evaluating PDS0101 with novel immune-modulating agents M7824 and NHS-IL12 being studied at NCI as part of a CRADA with EMD Serono (Merck KGaA). The phase 2 clinical study was initiated in June of 2020. The CRADA also involves preclinical evaluation of PDS0101 in combination with other therapeutic modalities upon the mutual agreement of both parties. In April 2020, this agreement was amended to include PDS0103, in preclinical and clinical development for treatment of ovarian, breast, colorectal and lung cancers.

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

License and Collaboration Agreement with Farmacore Biotechnology

In June 2020, we announced a second collaboration with Farmacore to develop PDS0204, a vaccine to prevent COVID-19, combining Versamune® with Farmacore’s recombinant SARS-CoV-2 antigen.  Based on the highly promising antibody and T-cell data generated with PDS0203, PDS and Farmacore amended the agreement to prioritize the advancement of PDS0203 to human clinical trials.  Farmacore will retain commercialization rights in Latin America and revenues from Latin American sales will be shared between PDS and Farmacore.  Under the Agreement, Farmacore leads the regulatory and clinical trial effort and PDS contributes scientific expertise and operational support.  The Agreement term extends until the next phase of development and may be terminated with 30 days’ notice.

Index
COVID-19 Impact on Business and Operations

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic and on March 13 the President declared a national emergency in response to the pandemic. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The COVID-19 pandemic has and could continue to negatively affect the Company’s liquidity and operations.  To date, two of the three recently initiated PDS0101 clinical trials were delayed, specifically as a result of the adverse impact the COVID-19 pandemic has had on clinical trial operations for cancer indications in the United States. The FDA issued and since updated guidance to assist sponsors in assuring the safety of trial participants, maintaining compliance with Good Clinical Practice (GCP) and minimizing risks to trial integrity.  Clinical trial sites have implemented institution-specific measures securing the safety of patients and staff to ensure the integrity of the trials in the face of the ongoing pandemic. All three studies have since been initiated despite the pandemic challenges; however, the evolving COVID-19 pandemic has impacted the pace of enrollment in clinical trials in general and we may be negatively affected with our trials. COVID-19 related travel and other restrictions may also impact the potential for on-site monitoring visiting and audits and inspections by us, third parties, and regulators. There may be shortages of site personnel and equipment necessary for the timely completion of our trials. We are providing support to address these challenges, but these mitigation measures may not overcome the obstacles that the pandemic has wrought which continue to impede progress of clinical trials.

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

There is currently no approved HPV therapeutic product available for sale globally. PDS has performed an evaluation of HPV therapeutic products in development and considers the products utilizing effective antigen delivery systems to the dendritic cells to be its closest competitors. PDS believes its top clinical-stage competitors include Etubics, Vaccibody, Admedus, Cel-Sci, Neo-ImmuneTech, Kite Pharma, Immune Design, Dynavax, Bavarian Nordic, Seattle Genetics, Selecta Biosciences Hookipa Pharm, ZIOPHARM Oncology, Heat Biologics, Genocea Biosciences, OncoSec Medical, Harpoon Therapeutics, and Gritstone Oncology.

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

Index
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

•
completion of nonclinical laboratory tests and animal studies according to good laboratory practice regulations, or GLP, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an investigational new drug application, or an IND, which must become effective before human clinical studies may begin;

•
performance of adequate and well-controlled human clinical studies according to the FDA’s regulations commonly referred to as good clinical practice, or GCP, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•
submission to the FDA of a Biologics License Application, or BLA, for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency/efficacy of the product that is the subject of the BLA based on results of nonclinical testing and clinical studies (including among other things clinical data, chemistry, and manufacturing and controls (CMC) data);

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

•
pre-approval inspection by the FDA of the sponsor (or any third party service providers) relative to oversight of clinical studies, clinical trial sites that generated the data in support of the BLA, and any manufacturing facilities; and

•	FDA review and approval, or licensure, of the BLA.

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

Index
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

•
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

•
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

•
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

Index
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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant application fee. For approved drugs, including BLA-licensed biological products, PDUFA also imposes an annual PDUFA program fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on BLAs for products designated as orphan drugs unless the application for the product also includes a non-orphan indication.

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

Index
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

The Drug Supply Chain Security Act, or DSCSA imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating enforcement discretion on certain aspects due to the COVID-19 pandemic. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

Regulatory Exclusivities Applicable to Biologics and Related Matters

Abbreviated Licensure Pathway for Biosimilars: The Biologics Price Competition and Innovation Act of 2009 (BPCIA) amended the PHSA to create an abbreviated approval pathway for “biosimilar” biologics, that is, those shown to be highly similar to an already-FDA-licensed reference biologic.  The abbreviated approval process for biosimilars under the BPCIA is similar in concept to the Abbreviated New Drug Application (“ANDA”) for generic small molecule drugs established by the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman”) amendments to the FDCA.  As with Hatch-Waxman, the goal of the BPCIA was to increase access to lower-priced versions of drugs, while balancing the need to continue incentivizing innovation in drug development. Biosimilarity is defined to mean that the proposed biologic is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product.  Further, a biosimilar may be determined to be “interchangeable” with the reference product, in which case the biosimilar may be substituted for the reference product under state substitution laws, similar to the way generic small molecule drugs are substituted.  The higher standard of interchangeability requires a showing that the biosimilar is expected to produce the same clinical result as the reference biologic in any given patient, and further that the risk to the patient in terms of safety, purity, and/or potency pf switching between the biosimilar and the reference product is no more than using the reference product without switching.

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

Index
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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, PDS’s activities are potentially subject to regulation, either directly or indirectly, by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General (OIG), the U.S. Department of Justice (DOJ), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the criminal provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the federal Anti-Kickback Statute, the federal false claims laws, the physician payment transparency laws, and similar state laws, each as amended. The compliance and enforcement landscape, and related risk, is informed by government enforcement precedent and settlement history, Advisory Opinions, and Special Fraud Alerts.  Our approach to compliance may evolve over time in light of these types of developments.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. PDS’s practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. The lack of uniform court interpretation of the Anti-Kickback Statute combined with emerging, novel enforcement theories, makes compliance with the law difficult. The potential safe harbors available are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result. Violations of the federal Anti-Kickback Statute can result in significant criminal fines, exclusion from participation in Medicare and Medicaid and follow-on civil litigation, among other things, for both entities and individuals.

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

Index
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

PDS may be subject to data privacy and security regulations by both the federal government and the states in which it conducts its business. We are not a covered entity under HIPAA and have not functioned as a business associate under HIPAA that would cause the HIPAA Security Rule and provisions of the Privacy Rule to apply directly to us as a business associate.  To the extent that we ever function in a business associate capacity, HIPAA, as amended by the HITECH Act, and its respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Following enactment of the HITECH Act, HIPAA’s privacy and security standards now directly apply to business associates of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, and may apply more broadly thus complicating compliance efforts (for example, California recently enacted legislation — the California Consumer Privacy Act, or CCPA — which went into effect on January 1, 2020 and among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information, and creates a private right of action with statutory damages for certain data breaches. The CCPA was recently amended by the California Privacy Rights Act, or CPRA, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The potential effects of the CCPA and CPRA and implementing regulations are significant and may cause us to incur substantial costs and expenses to comply.

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

Index
Additionally, the Federal Physician Payments Sunshine Act under the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures”. In 2022 the Sunshine Act reporting will be extended to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). Certain states also mandate implementation of compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare providers and entities.

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

Index
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

For example, the Patient Protection and Affordable Care Act (ACA) which was signed into law in the United States in March 2010, contained several provisions affecting the pharmaceutical industry.

On December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017, renders the individual mandate unconstitutional. The judge further concluded that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance is not required. The U.S. Supreme Court agreed to hear this case. Oral argument took place on November 10, 2020, and a ruling  by the Court is expected sometime this year.  Although litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results, we expect that the Biden administration may seek to expand and strengthen the Affordable Care Act. Furthermore, it is unclear how the eventual decisions from the Supreme Court and the various other courts across the country to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, U.S. federal prosecutors have issued subpoenas to pharmaceutical companies seeking information about pricing practices in connection with an investigation into pricing practices being conducted by the U.S. Department of Justice. Several state attorneys general also have commenced drug pricing investigations and filed lawsuits against pharmaceutical companies, and the U.S. Senate has publicly investigated a number of pharmaceutical companies relating to price increases and pricing practices. Proposed legislation has been designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Drug pricing is and will remain a key legislative issue in the coming year, although we do not know the steps the Biden Administration will take with respect to drug pricing.

Index
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products or put pressure on our product pricing. We expect that additional state healthcare reform measures will be adopted in the future, which could limit the amounts that state governments will pay for healthcare products and services and result in additional pricing pressures. The boom in state laws targeting drug pricing is unprecedented and the requirements are not uniform from state to state, creating additional compliance and commercialization challenges for manufacturers. If PDS is able to obtain marketing approval for one or more of our products, our revenue and future profitability could be negatively affected if these or other inquiries were to result in legislative or regulatory proposals that limit our ability to increase the prices of any products for which we obtain marketing approval.

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

Employees

PDS’s management team possesses considerable experience in drug development research, manufacturing, clinical development and regulatory matters. PDS’ virtual operating strategy of collaborating with scientific and clinical experts in cancer immunology, tumor immunology and gynecological oncology provides additional considerable experience in immunotherapy development, clinical design and execution. PDS has no collective bargaining agreements with its employees and it has not experienced any work stop pages.

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

Employees and Human Capital Management

As of December 31, 2020, we had 15 employees. None of our employees are subject to a collective bargaining agreement. Our employees are highly skilled, and many hold advanced degrees. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with market salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

Index
ITEM 1A.	Risk Factors

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission or SEC.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

•	We have incurred significant losses since our inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

•
We are dependent on the success of PDS0101, which is still in early-stage clinical development, and if PDS0101 does not receive regulatory approval or is not successfully commercialized, our business may be harmed.

•	We have a limited operating history and have never generated any product revenue.

•
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our Versamune® Products.

•
Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

•	We will need to expand our organization, and may experience difficulties in managing this growth, which could disrupt operations.

•
Our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

•
If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock. Further, we continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

•	Our business and operations would suffer, and could be negatively affected, in the event of system failures or cyberattacks.

•
Periodic reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal control over financial reporting, are costly and may increase substantially and, as a smaller reporting company, we may take advantage of reduced reporting requirements which may make our common stock less attractive to investors.

•
Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize PDS0101 and other Versamune® based products.

•	Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

•
Our product candidates are in various stages of development and we will not be able to commercialize our product candidates if our preclinical studies do not produce successful results and/or our clinical trials do not demonstrate the safety and efficacy of our product candidates; early results and early understanding of product candidate potential may not be predictive of later success.

•	We have limited to no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

•	If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, it may not be successful in commercializing PDS0101, if approved.

•	If we obtain approval to commercialize PDS0101 outside of the United States, a variety of risks associated with international operations could harm our business.

•
Recently enacted and future healthcare legislation, regulations, and policy initiatives may increase the difficulty and cost for us to obtain marketing approval of and commercialize PDS0101 and affect the prices we may obtain and our profitability.

•
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

•	Our stock price is expected to be volatile, and the market price of our common stock may drop in the future.

•
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•	If we are unable to establish or manage strategic collaborations in the future, our revenue and drug development may be limited.

•
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

•
If we are unable to obtain and maintain patent protection for our Versamune® platform, PDS0101, or other Versamune® Products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

•	We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

•
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

•	Changes in tax laws and regulations or our operations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.

36

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

Index
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

We expect research and development expenses to increase significantly for PDS0101 and other Versamune® Products. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize PDS0101. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2020 and 2019, we had an accumulated deficit of $43.8 and $28.9 million, respectively.

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

Index
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

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our Versamune® Products.

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

Additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of PDS0101 or potentially discontinue operations. In July 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock, or the Purchased Shares, over the 30-month term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019.  On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. As of December 31, 2020, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement.  Further, our use of the Aspire Purchase Agreement is subject to certain additional limitations set forth elsewhere in this report. As such, our ability to use the Aspire Purchase Agreement to raise additional capital is uncertain.

Index
Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, including through the Aspire Purchase Agreement (assuming all conditions for the issuance of the Purchased Shares under the Aspire Purchase Agreement are satisfied), debt financings, strategic alliances and license and development agreements in connection with any collaborations. In February 2020, we completed an underwritten public offering, in which we sold 10,000,000 shares of common stock at a public offering price of $1.30 per share. The shares sold included 769,230 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price. We received gross proceeds of approximately $13 million and net proceeds of approximately $11.9 million after deducting underwriting discounts and commissions. In July 2020, we filed a shelf registration statement, or the 2020 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $100 million. The 2020 Shelf Registration Statement was declared effective on July 31, 2020. On August 13, 2020, we sold 6,900,000 shares of its common stock at a public offering price of $2.75 per share pursuant to the 2020 Shelf Registration Statement, which includes 900,000 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $19.0 million and net proceeds of approximately $17.1 million, after deducting underwriting discounts and offering expenses. Approximately $81,000,000 of Shelf Securities remain available for future sale under the 2020 Shelf Registration Statement.

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

We are highly dependent on our executive officers and the other principal members of the executive and scientific teams, particularly our President and Chief Executive Officer, Dr. Frank K. Bedu-Addo, our Chief Medical Officer, Dr. Lauren Wood, our Chief Financial Officer, Dr. Seth Van Voorhees and our Chief Scientific Officer, Dr. Gregory L. Conn. The employment of our executive officers are at-will and our executive officers may terminate their employment at any time, subject to applicable notice requirements. The loss of the services of any of our senior executive officers could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any executive officer or employee.

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

Our future financial performance and our ability to commercialize PDS0101 and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2020, we had 15 employees and 5 consultants.  We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of PDS0101. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Our business and operations would suffer, and could be negatively affected,  in the event of system failures or cyberattacks

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

A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation or financial loss. Our industry has become increasingly dependent on digital technologies to conduct certain development and financial activities. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss from remedial actions, loss of business, disruption of operations, damage to our reputation or potential liability. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Further, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.

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

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California recently enacted legislation - the California Consumer Privacy Act, or CCPA - which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA was recently amended by the California Privacy Rights Act, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The potential effects of the CCPA and CPRA and implementing regulations are significant and may cause us to incur substantial costs and expenses to comply.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock. Further, we continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews or becomes aware of either during the conduct of an audit, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Capital Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Periodic reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal control over financial reporting, are costly and may increase substantially and, as a smaller reporting company, we may take advantage of reduced reporting requirements which may make our common stock less attractive to investors.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

Index
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We are a “smaller reporting company,” meaning that our outstanding common stock held by nonaffiliates had a value of less than $75 million at the end of our most recently completed second fiscal quarter. Thus, as a smaller reporting company, we could take advantage of certain reduced governance and disclosure requirements, including not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, we take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to stockholders may be different from what one might receive from other public companies.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize PDS0101 and other Versamune® based products.

PDS0101 is still in early-stage clinical development and will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for any indication or for any other treatment regime. We cannot predict with any certainty if or when it might submit a BLA for regulatory approval for PDS0101 and other Versamune® based products or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for PDS0101 will take several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In later stages of clinical trials, PDS0101 may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of early clinical trials of PDS0101 therefore may not be predictive of the results of our planned Phase 1 and 2 trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize PDS0101 and other Versamune® based products, including that:

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

●
the number of subjects required for clinical trials of PDS0101 and other Versamune® based products may be larger than we anticipate; enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	Our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

Index
●
regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of PDS0101 and other Versamune® based products may be greater than we anticipate; and

●	the supply or quality of PDS0101 or other materials necessary to conduct clinical trials of PDS0101 and other Versamune® based products may be insufficient or inadequate.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of PDS0101 may require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of subjects to clinical sites and the eligibility criteria for the study. Moreover the current pandemic is negatively impacting enrollment in many oncology clinical trials.

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

Index
The successful development of immunotherapies is highly uncertain.

Successful development of immunotherapies is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Immunotherapies that appear promising in the early phases of development may fail to reach, or be delayed in reaching, the market for several reasons including: preclinical study results that may show the immunotherapy to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects; clinical study results that may show the immunotherapy to be less effective than expected (e.g., the study failed to meet its primary endpoint) or to have unacceptable side effects;  failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, delays in receiving the necessary products or supplies for the conduct of clinical or pre-clinical trials, additional time requirements for data analysis, or Biologics License Application preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, FDA delays in inspecting manufacturing establishments, failure to receive FDA approval for manufacturing processes or facilities, or unexpected safety or manufacturing issues; manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the immunotherapy uneconomical; and the proprietary rights of others and their competing products and technologies that may prevent the immunotherapy from being commercialized. Success in preclinical and early clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one immunotherapy to the next and may be difficult to predict. Even if our product candidates are approved, they may be subject to limitations on the indicated uses and populations for which they may be marketed. They may also be subject to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS, to monitor the safety or efficacy of the products. If we do not receive FDA approval for, and successfully commercialize our product candidates, we will not be able to generate revenue from these product candidates in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

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

We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with PDS0101 even though their approach to may be different. We believe our top clinical-stage competitors pursuing cancer vaccines and/or immunotherapies include Etubics, Vaccibody, Admedus, Cel-Sci, Neo-ImmuneTech, Kite Pharma, Immune Design, Dynavax, Bavarian Nordic, Seattle Genetics, Selecta Biosciences Hookipa Pharm, ZIOPHARM Oncology, Heat Biologics, Genocea Biosciences, OncoSec Medical, Harpoon Therapeutics, and Gritstone Oncology. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our immunotherapies from universities and other research institutions and competes with others in acquiring technology from such universities and institutions.
.
Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than PDS0101.

Index
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

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to license novel compounds that could make PDS0101 less competitive. In addition, any new immunotherapy that competes with an approved treatment must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving the FDA’s approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations.

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

Index
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

Index
Our product candidates are in various stages of development and we will not be able to commercialize our product candidates if our preclinical studies do not produce successful results and/or our clinical trials do not demonstrate the safety and efficacy of our product candidates; early results and early understanding of product candidate potential may not be predictive of later success.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Our product candidates may not perform as we expect, may ultimately have a different or no impact than expected, may have a different mechanism of action than we initially understand or that we expect in humans, and may not ultimately prove to be safe and effective.

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.  There may be emerging new data or regulatory questions or disagreements regarding interpretations of data and results at any stage.  For example FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks.

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

Index
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

Index
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

Although we do not provide healthcare services or submit claims for third-party reimbursement, we are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments, which could significantly impact our business, particularly if and when we commercialize any product candidates and if and when payment becomes available from payors for our products. Additionally, our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our medicines for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to:

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

Index
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

State law equivalents of each of the above federal laws and state laws otherwise addressing the pharmaceutical and healthcare industries, such as anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers, and in some cases that may apply regardless of payor, i.e., even if reimbursement is not available; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines (the PhRMA Code) and the relevant compliance program guidance promulgated by the federal government (HHS-OIG), or otherwise prohibit, restrict or impose tracking and disclosure requirements related to payments, gifts, or others remuneration that may be made to healthcare providers and other potential referral sources, or marketing practices to such persons and entities or drug pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018) and state laws governing the privacy and security of information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and may apply more broadly than HIPAA, thus complicating compliance efforts – for example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA was recently amended by the California Privacy Rights Act, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply.

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

Index
We have entered into consulting and employment arrangements with individuals, physicians and other healthcare providers.. While we have worked to structure our arrangements to comply with applicable laws, because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who serve as clinical investigators in our clinical trials, or influence the ordering of and use our products to be in violation of applicable laws.

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

Index
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

Index
For example, in December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic began to have a material adverse impact on our results of operations in the quarter ended March 31, 2020, and we expect it to continue to adversely affect our business. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Our clinical development program timelines have been and continue to be negatively affected by COVID-19, as evidenced by the delay in the initiation of our planned Phase 2 study of PDS0101 in combination with KEYTRUDA® in first-line treatment of recurrent/metastatic head and neck cancer and initiation of the Phase 2 clinical study at The MD Anderson Cancer Center in combination with CRT. Even though both of these studies have since been initiated despite the pandemic challenges, the evolving COVID-19 pandemic has also impacted the pace of enrollment in clinical trials and we may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals. For example, during the course of the pandemic the FDA has at points delayed both domestic and foreign inspections. The agency announced in July 2020 that it will continue to conduct only “mission-critical” inspections or domestic facility inspections which will be prioritized through a risk-based approach. Additionally, the FDA plans to use other approaches to inspections during the COVID-19 pandemic, including records or other informational requests. We expect the impact of COVID-19 on the FDA’s operations will continue to evolve.

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

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or license may fail to result in issued patents with claims that cover PDS0101 or its applications in the United States or in other countries. There is no assurance that all potentially relevant prior art relating, which can invalidate a patent or prevent a patent from issuing from a pending patent application is known to us. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of PDS0101 and other Versamune® Products that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could exclusively market PDS0101 and other Versamune® Products under patent protection could be reduced.

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

Index
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

Index
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

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect the Versamune® platform, PDS0101 and other Versamune® Products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Patent reform legislation in the United States and in other jurisdictions could increase those uncertainties and costs.

The United States has enacted and implemented wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future.

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

Index
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

The market price of our common stock may be subject to significant fluctuations in the future. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the ability of us and our partners to develop product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

●	the ability of us or our partners to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;

●	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

●	failure by us to maintain our existing third-party license, manufacturing and supply agreements;

●	impact of COVID-19 on business operations and clinical trials;

●	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

●	changes in laws or regulations applicable to our product candidates;

●	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;

●	introduction of new or competing products by our competitors;

●	failure to meet or exceed financial and development projections we may provide to the public;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

●	additions or departures of key personnel;

●	significant lawsuits, including intellectual property or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinions regarding our business and stock;

●	if large short positions are taken in our stock and or negative reports are provided, whether they are based in fact or otherwise;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in our financial results.

Index
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

We do not anticipate that we will pay any cash dividends in the foreseeable future.

We currently expect to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our company will be the sole source of our stockholders’ gain, if any, for the foreseeable future.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after certain legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2020, we had 22,261,619 shares of common stock outstanding. Approximately 18,335,053 of such shares are freely tradable, without restriction, in the public market. Approximately 3,926,566 of such shares of common stock are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 18, 2021, our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 23% of the outstanding shares of our common stock as of December 31, 2020. Accordingly, these executive officers, directors and their affiliates, acting as a group, may have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

Index
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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The changes included in the Tax Act are broad and complex. The impact of these changes on how our earnings are taxed include, among other items, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) repealing the corporate alternative minimum tax and changing how existing credits can be utilized; (iii) temporarily providing for elective immediate expensing for certain depreciable property; (iv) creating a new limitation on the deductibility of interest expense; and (v) changing rules related to uses and limitations of net operating losses created in tax years beginning after December 31, 2017. It is possible that the Tax Act will be subject to further changes either in a technical corrections bill or entirely new legislation. The overall impact of the Tax Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities. We expect there will be further guidance provided by these authorities potentially having a material adverse effect on our financial condition or results of operations. The impact of broad proposals or of regulatory issuances on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses, or NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We have evaluated the impact of the CARES Act, and do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

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

Index
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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We maintain a month-to-month lease for our research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton, NJ 08540.

We entered into a temporary month-to-month lease as of September 1, 2019 for office space located at 830 Morris Turnpike, Short Hills, NJ 07078 until we entered into a new lease for permanent office space. This lease was terminated on May 31, 2020.

On March 10, 2020, we entered into a sublease agreement, effective as of March 5, 2020, to occupy our corporate and executive office located at 25B Vreeland Road, Suite 300, Florham Park, NJ.  The sublease commenced on May 1, 2020 and continues for a term of approximately forty (40) months with an option to renew through October 31, 2027. On March 17, 2020, the master lessor provided its consent to the sublease in accordance with the terms of the sublease.

On July 8, 2019, we entered into a lease termination agreement for our office space located at 300 Connell Drive, Suite 4000, Berkeley Heights, NJ 07922 effective August 31, 2019, or the Lease Termination Agreement. Pursuant to the Lease Termination Agreement, we were required to pay 50% of the remaining lease payments of $665,802 over three installments on September 1, 2019, December 1, 2019, and March 1, 2020.

We believe our current facilities are suitable and adequate to meet our current needs.

ITEM 3.	Legal Proceedings

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “PDSB”.  Prior to the Merger, our common stock was trading under the symbol “EDGE”.

Holders

As of March 11, 2021, there were 52 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board may deem relevant.

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

We are a clinical-stage immunotherapy company developing a growing pipeline of cancer immunotherapies and infectious disease vaccines designed to overcome the limitations of current immunotherapy technologies. We own Versamune®, a proprietary T-cell activating platform designed to train the immune system to better attack and destroy disease. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® has been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD8+ killer T-cells, a specific sub-type of CD8+ killer T-cell that is more effective at killing infected or target cells. Our immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example, in combination as a component of combination products with other leading technologies) to provide effective treatments across a range of cancer types. We believe our product candidates are of interest for potential in relation to Human Papillomavirus, or HPV-associated cancers, melanoma, colorectal, lung, breast and prostate cancers or as monotherapies in early-stage disease. We are working to expand our infectious disease pandemic development program, which includes preclinical stage novel vaccines for COVID-19 and universal influenza, in addition to our tuberculosis development collaboration with Farmacore Biotechnology.

It is well documented that the most critical attribute of an effective cancer immunotherapy is the induction of high levels of active antigen-specific CD8+ (killer) T-cells. Priming adequate levels of active CD8+ T-cells in-vivo continues to be a major obstacle facing immunotherapy. PDS0101 in its first human clinical trial provided data supporting the earlier promising preclinical study results and demonstrated the unique in-vivo induction of high levels of active HPV-specific CD8+ T-cells in humans.

We believe that the Versamune® platform has the potential to become an industry-leading immuno-oncology technology and is currently being applied to the development of a robust pipeline of valuable “new-generation, multi-functional” immunotherapies, both as single agents and as part of combination therapies with other leading immuno-oncology technologies.

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) for first-line treatment of recurrent/ metastatic head and neck cancer opened and is actively recruiting patients.   The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.  In June 2019, the FDA approved using KEYTRUDA® in combination with platinum and fluorouracil (FU) for all patients for first line treatment of patients with metastatic or unresectable recurrent head and neck squamous cell carcinoma, or HNSCC, and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test.

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement, which we refer to as the CRADA, in a National Cancer Institute, or NCI ,led Phase 2 clinical study evaluating PDS0101, NHS-IL12, and M7824, owned by EMD Serono (Merck KGaA).  Recently, this investigator-led study achieved its initial safety benchmark – meaning that not more than 1 dose-limiting toxicity was observed in the first 6 patients who received the combination.  In February 2021, the Company announced that the NCI’s Phase 2 clinical study of PDS0101 for the treatment of advanced HPV-associated cancers achieved its preliminary objective response target in patients naïve to checkpoint inhibitors.  The trial will now progress to full enrollment of approximately 20 patients in this group.  In addition, the trial has been amended to allow enrollment of a separate cohort of checkpoint inhibitor-refractory patients for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 checkpoint inhibitor refractory patients is ongoing.  If this preclinical data is successfully confirmed in the ongoing Phase 2 trial, this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

Index
This previously announced CRADA a with the NCI for development of PDS0101 HPV cancer immunotherapy in combination with other immune-modulating agents as a potential treatment for advanced HPV-related cancers. Preclinical study results arising from this CRADA were recently published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of and HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer 2020;8:e000612. doi:10.1136/ jitc-2020-000612), indicating that PDS0101 generated both HPV-specific T-cells and an associated antitumor response when used as a monotherapy.  When PDS0101 was combined with two other novel clinical-stage anti-cancer agents, Bintrafusp alfa (M7824) and NHS-IL12 preclinical data suggested that all three therapeutic agents worked synergistically to provide enhanced tumor T-cell response and subsequent tumor regression and when compared to any of the agents alone or 2-component combinations.

In April 2020, the PDS-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103.  PDS0103 is an investigational immunotherapy owned by us and designed to treat cancers associated with the mucin-1, orMUC-1, oncogenic protein.  These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC-1 developed by the NCI and licensed by PDS. PDS0103 is currently in late preclinical development.

The PDS0103 immunotherapy combines the utility of the Versamune® platform with novel and proprietary, highly immunogenic peptides derived from the cancer-associated protein known as mucin-1 - or MUC1. MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.  Expression of MUC-1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC-1-specific CD8 killer T-cells.

In October 2020, a third PDS0101 Phase 2 clinical study was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical study is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. PDS believes that Versamune®’s strong T-cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication.

Our expanded infectious diseases pipeline now covers three infectious pathogens and vaccines.  Based on the key characteristics of Versamune® we are progressing preclinical development of PDS0202, a universal influenza vaccine candidate, which combines Versamune® with novel influenza vaccine antigens.  PDS0202 pre-clinical development is being supported by an agreement with the National Institute of Allergy and Infectious Diseases Collaborative Influenza Vaccine Innovation Centers, or CIVICs, program, with a goal of progressing into a human clinical trial.  PDS0203 is being designed with the goal to potentially provide long-term and broad protection against infection from COVID-19 and its potential mutations, based on the understood potential of Versamune®’s to prime the immune system to generate both antibodies for near term protection and T-cell responses for long term protection against pathogens.  We are jointly developing PDS0203 under a collaboration agreement with Farmacore.  In December 2019, we entered into an Amended and Restated Material Transfer Agreement (MTA) with the Brazilian pharmaceutical company Farmacore Biotechnology to develop a novel tuberculosis, or TB, immunotherapy based on a combination of Farmacore’s proprietary TB antigens with Versamune® however testing to be performed in Brazil has been significantly hampered by the COVID-19 pandemic.

Index
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $14.8 million, and $7.0 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $43.8 million. Substantially all of our net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with these operations.

As of December 31, 2020, we had $28.8 million in cash and cash equivalents.

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

●	the extent to which we license or acquire other products and technologies.

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

Selected Financial Operations Overview

Revenue

We have not generated any revenues from commercial product sales and do not expect to generate any such revenue in the near future.  We may generate revenue in the future from a combination of research and development payments, license fees and other upfront payments or milestone payments.

Research and Development Expenses

Research and development expenses include employee-related expenses, licensing fees to use certain technology in our research and development projects, costs of acquiring, developing and manufacturing clinical trial materials, as well as fees paid to consultants and various entities that perform certain research and testing on our behalf. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expenses. Costs incurred in connection with research and development activities are expensed as incurred.

Index
As a result of the Merger, we acquired an in-process research and development asset (IPR&D) for $2,974 relating to Edge’s NEWTON 2 trials that we initially sought to find partners interested in continuing the development of these product candidates.  Following the discontinuation of the NEWTON 2 trial for EG-1962, Edge had ceased all research and development efforts related to EG-1962 and suspended efforts on other legacy Edge product candidates.  As of December 31, 2019, based on the limited prospects for partners we were no longer actively seeking partners to continue the development of these product candidates and pursue them to commercialization. Accordingly, we recorded an impairment charge IPR&D of $2,974 in our consolidated statements of operations and comprehensive loss.

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

The following table summarizes our research and development expenses incurred for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
PDS projects	$4,601	$3,194
Clinical consulting	942	399
Regulatory consulting	-	287
Salaries and other costs	2,381	2,220
Total	$7,924	$6,100

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include travel expenses, professional fees for auditing, tax and legal services and facility-related costs.

Lease Termination and Disposal Costs

There were no lease termination or disposal costs in 2020. The lease termination costs relate to moving our corporate offices in 2019, consists of $0.7 million for lease termination fees and $0.3 million for disposal of leasehold improvements and office furniture.

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

While our significant accounting policies are described in the notes to our financial statements appearing in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results in 2020 and 2019.

Index
Acquisition

Our consolidated financial statements include the operations of an acquired business after the completion of the acquisition in 2019.  We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of IPR&D be recorded on the balance sheet.  Transaction costs are expensed as incurred.

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

On March 15, 2019, as a result of the Merger with Edge Therapeutics, Inc., we recognized an IPR&D asset estimated to be $2,974 using the discounted cash flow method based on probability-adjusted cash flow success scenarios to develop EG-1962 into a commercial product, estimating the revenue and costs. We started with a forecast of all the expected net cash flows associated with the asset, which includes the application of a terminal value for indefinite-lived assets, and then we applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach included: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate.

Asset Impairment

We review all of our long-lived assets for impairment indicators throughout the year. In 2019 we performed impairment testing for indefinite-lived intangible assets annually or whenever impairment indicators are present. When necessary, we record charges for impairments of intangibles for the amount by which the fair value is less than the carrying value of these assets. For the year ended December 31, 2019, the Company recorded an impairment charge - IPR&D of $2,974 for the estimated value of the IPR&D asset in its consolidated statement of operations and comprehensive loss.

Index
Income Taxes

We file U.S. federal income tax returns and New Jersey state tax returns. Our deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards and are recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. At December 31, 2020, we had federal net operating losses, or NOLs, carryforwards of approximately $94.1 million, $30.0 million of which expire at various dates between 2028 and 2037, losses generated in 2018 or later of $64.1 million will carry forward indefinitely. At December 31, 2020, we had federal research and development credits carryforwards of approximately $1.1 million. We may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$7,924	$6,100	$1,824	30%
General and administrative expenses	6,962	10,982	(4,020)	(37)%
Impairment expenses IPRD	–	2,974	(2,974)	(100)%
Lease termination and disposal costs	–	979	(979)	(100)%
Depreciation	16	–	16	100%
Total operating expenses	14,902	21,035	(6,133)	(29)%
Loss from operations	(14,902)	(21,035)	6,133	(29)%
Bargain purchase gain	–	13,335	(13,335)	(100)%
Interest income, net	55	320	(265)	(83)%
Loss before incomes taxes	(14,847)	(7,380)	(7,467)	101%
Income taxes (benefit)	–	(382)	382	–
Net loss and comprehensive loss	$(14,847)	$(6,998)	$(7,849)	112%

Index
Research and Development Expenses

Research and development (R&D) expenses increased to $7.9 million for the year ended December 31, 2020 from $6.1 million for the same period in 2019. The increase of $1.8 million was primarily attributable to an increase in clinical manufacturing of $0.6 million, clinical and pre-clinical studies of $0.9 million, and internal R&D personnel costs of $0.6 million.  Offset by a decrease in non-cash stock-based compensation of $0.3 million.

General and Administrative Expenses

General and administrative expenses decreased to $7.0 million for the year ended December 31, 2020 from $11.0 million for the same period in 2019. The $4.0 million decrease was due to decreases in personnel costs of $0.4 million, non-cash stock-based compensation of $2.4 million, D&O insurance costs of $0.5 million, legal fees of $0.5 million, and professional fees of $0.2 million.

Impairment Charge - IPRD

Impairment charge-IPRD is attributable to the write-off of the intangible asset acquired as part of the merger.

Lease Termination and Disposal Costs

The lease termination costs relates to moving the Company’s corporate offices in 2019 and consists of $0.7 million for lease termination fees and $0.3 million for disposal of office furniture.

Bargain Purchase Gain

The bargain purchase gain of $13.3 million for the year ended December 31, 2019, is as a result of the Merger, representing the excess of the fair value of net assets acquired over the fair value of the common stock issued to acquire Private PDS in the Merger.

Interest income, net

Interest income, net was $0.1 million during the year ended December 31, 2020, a decrease of $0.3 million compared to the year ended December 31, 2019, due primarily to interest received on invested cash and cash equivalents.

Liquidity and Capital Resources

On July 29, 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, we have the right, in our sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, in an aggregate amount of up to $20.0 million of our common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of our outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. We recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019 we filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. There is market uncertainty regarding the utilization of financing associated from the Aspire Purchase Agreement. As of December 31, 2020, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement

In February 2020, we completed an underwritten public offering, in which we sold 10,000,000 shares of common stock at a public offering price of $1.30 per share. The shares sold included 769,230 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $13 million and net proceeds of approximately $11.9 million after deducting underwriting discounts and commissions.

Index
In July 2020, we filed a shelf registration statement, or the 2020 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $100 million. The 2020 Shelf Registration Statement was declared effective on July 31, 2020. On August 13, 2020, we sold 6,900,000 shares of its common stock at a public offering price of $2.75 per share pursuant to the 2020 Shelf Registration Statement, which includes 900,000 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $19.0 million and net proceeds of approximately $17.1 million, after deducting underwriting discounts and offering expenses. Approximately $81,000,000 of Shelf Securities remain available for future sale under the 2020 Shelf Registration Statement.

Our operations have also been financed from cash of $29.1 million from the consummation of the Merger in March 2019. As of December 31, 2020, we had $28.8 million of cash and cash equivalents.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.  Our budgeted cash requirements in 2021 and beyond include expenses related to continuing development and clinical studies.  Based on our available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, we believe there are sufficient funds to continue operations and research and development programs for at least 12 months from the date of this report.

We plan to continue to fund our operations and capital funding needs through equity and/or debt financings. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our existing stockholders.  We may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market immunotherapies that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects. Failure to obtain adequate financing also may adversely affect its ability to operate as a going concern.

Cash flows

The following table shows a summary of our cash flows for each of the years indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(13,149)	$(18,073)
Net cash provided by investing activities	–	29,382
Net cash provided by financing activities	29,827	750
Net increase in cash	$16,678	$12,059

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.1 million and $18.1 million for the years ended December 31, 2020 and 2019, respectively. The decrease in cash used in operating activities of $5.0 million was primarily due to a decrease in Merger related costs in 2020.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in 2019 relates primarily to cash acquired in the Merger.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $29.8 million for the year ended December 31, 2020 was due to the receipt of net proceeds from the issuance of common stock.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report.  Our budgeted cash requirements in 2021 and beyond include expenses related to continuing development and clinical studies.  We believe that our existing cash and cash equivalents as of December 31, 2020 are sufficient to continue operations and research and development programs for at least the next 12 months from the date of this Annual Report. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations.

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

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize our tablet vaccines on our own; and

●	the initiation, progress, timing and results of our commercialization of our tablet vaccine candidates, if approved, for commercial sale.

Please see the section titled “Risk Factors” elsewhere in this Annual Report on Form 10-K for additional risks associated with our operations.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of December 31, 2020	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$705,651	$170,836	$534,815	$–	$–
Total contractual obligations	$705,651	$170,836	$534,815	$–	$–

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

Outlook and Impact of COVID-19 on our Business

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The COVID-19 pandemic has and could continue to negatively affect the Company’s liquidity and operations.  Two of the three PDS0101 clinical trials were delayed, specifically as a result of the adverse impact the COVID-19 pandemic has had on clinical trial operations for cancer indications in the United States.  Even though all three studies have since been initiated despite the pandemic challenges, the evolving COVID-19 pandemic has also impacted the pace of enrollment in clinical trials and we may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic.

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our current cash reserves, leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and continuing and the financial impacts associated with the COVID-19 pandemic are still uncertain.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on the development of our product candidates and we have expanded our infectious disease pipeline since the pandemic brought renewed resources and interest on technologies such as the Versamune® platform in the context of research and development in prevention of COVID-19.  We are working with a consortium of partners in Brazil to develop PDS0203; a vaccine for the prevention of COVID-19.  This consortium received a commitment from the Secretary for Research and Scientific Training of The Ministry of Science, Technology and Innovation of Brazil to fund up to approximately US$60 million to support the clinical development and commercialization of a Versamune®-based COVID-19 vaccine in Brazil.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Index
Smaller Reporting Company

As of January 1, 2021, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. However, we remain a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We will cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. Even though we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•
being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	reduced disclosure obligations regarding executive compensation;
•	not being required to furnish a contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
•	not being required to furnish a stock performance graph in our annual report.

We expect to continue to take advantage of some or all of the available exemptions.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. Our officers have concluded that as of December 31, 2020 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or the COSO Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our internal control over financial reporting were effective.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

In 2020 we continued the integration of our pre-Merger business into the pre-established internal control framework of Edge Therapeutics through the acquisition, including internal controls and information systems.  This work began upon completion of the Merger in March 2019 and was completed in calendar year 2020.

As of December 31, 2019, we identified a material weakness in four components of internal control as defined by COSO 2013.  Throughout 2020 we undertook various remediation activities as previously disclosed and an evaluation of their effectiveness, which was completed during the fourth quarter of 2020.  Based on that evaluation, we have concluded that the material weaknesses previously identified have been fully remediated as of December 31, 2020.

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

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

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

4.1
Form of Certificate of Common Stock (filed as Exhibit 4.1 to the Company’s Pre-Effective Amendment No. 1 to the registration statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

4.2	Description of Securities (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed on March 27, 2020, and incorporated by reference herein).

4.3	Form of Indenture (filed as Exhibit 4.3 to the Company’s registration statement on Form S-3 (File No. 333-240011) on July 22, 2020, and incorporated by reference herein).

10.1+
Employment Agreement, dated October 11, 2018, by and between PDS Biotechnology Corporation and Frank K. Bedu-Addo (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-4 on December 21, 2018, and incorporated by reference herein).

10.2
Clinical Trial Collaboration and Supply Agreement, dated May 19, 2017, by and between PDS Biotechnology Corporation and MSD International GmbH (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A on January 25, 2019, and incorporated by reference herein).

10.3
Patent License Agreement, dated January 5, 2015, by and between PDS Biotechnology Corporation and National Institutes of Health, as amended by First Amendment, dated August 5, 2015 (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A on January 25, 2019, and incorporated by reference herein).

10.4
Cost Reimbursement Agreement, dated November 1, 2015, by and between PDS Biotechnology Corporation and University of Kentucky Research Foundation (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A on January 25, 2019, and incorporated by reference herein).

10.5
Cost Reimbursement Agreement, dated November 1, 2015, by and between PDS Biotechnology Corporation and University of Kentucky Research Foundation (filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-4/A on January 25, 2019, and incorporated by reference herein).

10.6
Public Health Service Cooperative Research & Development Agreement for Intramural-PHS Clinical Research, dated effective as of February 2, 2015, by and between the National Cancer Institute and PDS Biotechnology Corporation (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A on January 25, 2019, and incorporated by reference herein).

Index
10.7
DOTAP Chloride Enantiomer License Agreement effective November 1, 2008, between Merck Eprova AG and PDS Biotechnology Corporation (filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A on January 25, 2019, and incorporated by reference herein).

10.8+
Employment Agreement, effective June 1, 2019, by and between PDS Biotechnology Corporation and Gregory Conn (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q on August 1, 2019, and incorporated by reference herein).

10.9**
Licensing Agreement by and between Evonik Corporation (as successor in interest to SurModics Pharmaceuticals, Inc.) and Edge Therapeutics, Inc., dated as of October 20, 2010 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 on August 14, 2015, and incorporated by reference herein).

10.10**
Amendment No. 1 to the License Agreement, effective as of September 21, 2015, by and between Edge Therapeutics, Inc. and Evonik Corporation (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A on September 21, 2015, and incorporated by reference herein).

10.11+
PDS Biotechnology 2010 Equity Incentive Plan, and forms of agreement thereunder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A on September 21, 2015, and incorporated by reference herein).

10.12+
Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.13+
Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 9, 2020, and incorporated by reference herein).

10.14+
Employee Stock Option Agreement under the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 9, 2020, and incorporated by reference herein).

10.15+	PDS Biotechnology Corporation 2009 Stock Option Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.16+	PDS Biotechnology Corporation 2018 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.17+
Form of PDS Biotechnology Corporation Option Agreement for 2009 Stock Option Plan, as amended (filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.18+
Form of PDS Biotechnology Corporation Option Agreement for 2018 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.19+	PDS Biotechnology Corporation 2019 Inducement Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2020, and incorporated by reference herein).

10.20+
Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Inducement Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 20, 2019, and incorporated by reference herein).

10.21+	Form of Indemnification Agreement for officers and directors (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 on August 14, 2015, and incorporated by reference herein).

10.22+
Offer Letter, dated February 1, 2019, by and between PDS Biotechnology Corporation and Lauren Wood, MD. (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q on August 1, 2019, and incorporated by reference herein).

10.23
Common Stock Purchase Agreement, dated July 29, 2019, by and among the Company and Aspire Capital Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 30, 2019, and incorporated by reference herein).

Index
10.24
Sublease Agreement, effective as of March 5, 2020, by and between PDS Biotechnology Corporation and COWI North America, Inc. (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 27, 2020, and incorporated by reference herein).

10.25+
Executive Employment Agreement, dated January 1, 2021, by and between PDS Biotechnology Corporation and Seth L. Van Voorhees, Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2020, and incorporated by reference herein).

23.1*	Consent of KPMG LLP.

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

*	Filed Herewith.

**	Confidential Treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Index
SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS Biotechnology Corporation

March 18, 2021	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer

March 18, 2021	By:	/s/ Seth Van Voorhees
Seth Van Voorhees
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Frank Bedu-Addo	President and Chief Executive Officer and Director	March 18, 2021
Frank Bedu-Addo	(Principal Executive Officer)

/s/ Seth Van Voorhees	Chief Financial Officer	March 18, 2021
Seth Van Voorhees	(Principal Financial and Accounting Officer)

/s/ De Lyle W. Bloomquist	Director	March 18, 2021
De Lyle W. Bloomquist,

/s/ Gregory Freitag	Director	March 18, 2021
Gregory Freitag J.D., CPA

/s/ Stephen Glover	Director	March 18, 2021
Stephen Glover

/s/ Sir Richard Sykes	Director	March 18, 2021
Sir Richard Sykes

/s/ Kamil Ali-Jackson	Director	March 18, 2021
Kamil Ali-Jackson

/s/ Otis W. Brawley	Director	March 18, 2021
Otis W. Brawley

/s/ Ilian Iliev	Director	March 18, 2021
Ilian Iliev

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PDS Biotechnology Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PDS Biotechnology Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2019.

Short Hills, New Jersey
March 18, 2021

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$28,839,565	$12,161,739
Prepaid expenses and other	1,497,665	2,308,462
Total current assets	30,337,230	14,470,201

Property and equipment, net	5,443	21,051
Operating lease right-to-use asset	547,706	–

Total assets	$30,890,379	$14,491,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,415,224	$1,197,720
Accrued expenses	1,735,322	1,097,640
Restructuring reserve	–	498,185
Operating lease obligation - short term	119,904	-
Total current liabilities	3,270,450	2,793,545

Noncurrent liability:
Operating lease obligation - long term	490,353	–
Total liabilities	$3,760,803	$2,793,545

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at December 31, 2020 and December 31, 2019, 22,261,619 shares and 5,281,237 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	7,346	1,742
Additional paid-in capital	70,907,315	40,633,670
Accumulated deficit	(43,785,085)	(28,937,705)
Total stockholders’ equity	27,129,576	11,697,707

Total liabilities and stockholders’ equity	$30,890,379	$14,491,252

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development expenses	$7,924,450	$6,099,580
General and administrative expenses	6,962,328	10,981,765
Impairment expense IPRD	–	2,974,000
Lease termination costs	–	979,273
Depreciation	15,608	–

Total operating expenses	14,902,386	21,034,618

Loss from operations	(14,902,386)	(21,034,618)

Other income (expense):
Gain on bargain purchase upon merger	–	13,334,568
Interest income	55,006	353,490
Interest expense	–	(33,559)
Loss before income taxes	(14,847,380)	(7,380,119)

Income taxes (benefit)	–	(381,513)
Net loss and comprehensive loss	$(14,847,380)	$(6,998,606)

Per share information:
Net loss per share, basic and diluted	$(0.89)	$(1.44)

Weighted average common shares outstanding basic and diluted	16,745,044	4,868,079

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional	Accumulated	Total
	Shares Issued	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - December 31, 2018	3,417,187	$1,128	$19,871,759	$(21,939,099)	$(2,066,212)
Stock based compensation expense	–	–	3,139,053	–	3,139,053
Issuance of common stock, net of issuance costs	48,930	16	749,984	–	750,000
Issuance of warrant in consideration for settlement agreement	–	–	372,925	–	372,925
Issuance of common stock for antidilution	97,960	32	(32)	–	–
Issuance of common stock for convertible debt	9,683	3	65,903	–	65,906
Issuance of common stock from 401K match	7,645	2	37,078	–	37,080
Issuance of common stock from equity transaction	100,654	33	603,891	–	603,924
Equity from merger transaction	1,599,178	528	15,793,109	–	15,793,637
Net loss	–	–	–	(6,998,606)	(6,998,606)
Balance - December 31, 2019	5,281,237	1,742	40,633,670	(28,937,705)	11,697,707

Stock based compensation expense	–	–	432,321	–	432,321
Issuances of common stock, net of issuance costs	16,900,000	5,581	29,750,921	–	29,756,502
Issuance of common stock for warrant exercise	65,240	22	70,437	–	70,459
Issuance of common stock from 401K match	15,142	1	19,966	–	19,967
Net loss	–	–	–	(14,847,380)	(14,847,380)
Balance - December 31, 2020	22,261,619	$7,346	$70,907,315	$(43,785,085)	$27,129,576

See accompanying notes to the financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,847,380)	$(6,998,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	432,321	3,139,053
Issuance of common stock from equity transaction	–	603,924
Stock-based 401K company common match	19,967	37,080
Depreciation expense	15,608	98,414
Impairment charge - IPR&D	–	2,974,000
Deferred income tax benefit	–	(381,513)
Operating lease expense	160,684	–
Loss on disposal of fixed assets related to lease termination	–	310,951
Write off of remaining ROU asset and lease liability pursuant to a lease termination	–	(32,309)
Bargain purchase gain	–	(13,334,568)
Interest expense from beneficial conversion feature	–	32,953
Increase in warrants liability	–	81,700
Changes in operating assets and liabilities:
Prepaid expenses and other assets	810,797	(1,138,548)
Accounts payable	217,504	(1,977,667)
Accrued expenses	637,682	83,753
Restructuring reserve	(498,185)	(1,572,086)
Operating lease liabilities	(98,133)	–
Net cash used in operating activities	(13,149,135)	(18,073,469)

Cash flows from investing activities:
Cash received in reverse merger transaction	–	29,106,513
Proceeds from sale of equipment	–	275,000
Net cash provided by investing activities	–	29,381,513

Cash flows from financing activities:
Proceeds from exercise of warrants	70,459	–
Proceeds from issuances of common stock	29,756,502	750,000
Net cash provided by financing activities	29,826,961	750,000

Net increase in cash and cash equivalents	16,677,826	12,058,044
Cash and cash equivalents at beginning of period	12,161,739	103,695

Cash and cash equivalents at end of period	$28,839,565	$12,161,739

Supplemental cash flow information:
Conversion of convertible notes and accrued interest into common stock	$–	$32,953
Consideration in connection with reverse merger transaction	$–	$15,793,638
Conversion of warrants liability into additional common stock	$–	372,925

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company,” or “PDS”), is a clinical stage immuno-oncology company with a growing pipeline of clinical-stage immunotherapies to treat cancer at various stages, including head and neck cancer, prostate cancer, breast cancer, cervical cancer, anal cancer, and other cancers.  All of PDS’s products are based on the proprietary Versamune® platform technology, which activates and directs the human immune system to unleash a powerful and targeted attack against cancer cells.  The Versamune®-based immunotherapies may be used as monotherapies or in combination with other agents.  PDS is initially prioritizing the development of the Versamune®-based products as combination therapies to be administered with other potentially synergistic agents such as FDA-approved therapeutic or immunotherapeutic agents and promising therapeutic agents still in clinical development.

PDS has developed numerous patents and patent applications and owns substantial know-how and trade secrets related to its Versamune® platform. As of December 31, 2020, PDS holds six (6) U.S. patents with granted claims directed to its platform technology and eight (8) pending patent applications. These issued patents will expire in 2028, 2029, 2031 and 2033. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2037 assuming no patent term extensions are granted. As of March 8, 2021, PDS holds thirty (30) issued foreign patents and thirty-four (34) pending or published foreign patent applications.  Most of our international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2031-2034, or later if patent term extension applies.

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

Reverse acquisition

On March 15, 2019, the Company, then operating as Edge Therapeutics, Inc. (“Edge”), completed its reverse merger with privately held PDS Biotechnology Corporation (“Private PDS”), pursuant to and in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 23, 2018, as amended on January 24, 2019, by and among the Company, Echos Merger Sub, a wholly-owned subsidiary of the Company (“Merger Sub”), and Private PDS, whereby Private PDS merged with and into Merger Sub, with Private PDS surviving as the Company’s wholly-owned subsidiary (the “Merger”). In connection with and immediately following completion of the Merger, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) and changed its corporate name from Edge Therapeutics, Inc. to PDS Biotechnology Corporation, and Private PDS changed its name to PDS Operating Corporation.

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

Index
Note 2 – Summary of Significant Accounting Policies

(A)	Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to the prior recognition and measurement of assets acquired and liabilities assumed in the business acquisition, assessment of indicators of impairment of intangible assets in the prior year, and the fair value of securities underlying stock-based compensation.

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

When estimating fair value, depending on the nature and complexity of the asset or liability, we may use one or all of the following techniques:

•	Income approach, which is based on the present value of a future stream of net cash flows.
•	Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.
•	Cost approach, which is based on the cost to acquire or construct comparable assets, less an allowance for functional and/or economic obsolescence.

Our fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).
•
Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (Level 2 inputs).

•	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

Index
(D)	Cash equivalents and concentration of cash balance:

The Company considers all highly liquid securities with a maturity weighted average of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits.

(E)	Property and equipment:

Property and equipment are recorded at cost. Depreciation is recorded for property and equipment using the straight-line method over the estimated useful life of five years. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.

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

The Company reviews all of its long-lived assets for impairment indicators throughout the year. The Company performs impairment testing for indefinite-lived intangible assets annually and for all other long-lived assets whenever impairment indicators are present. When necessary, the Company records charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets. See Note 7 for further discussion on prior year impairment.

(I)	Stock-based compensation:

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors and non-employees to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. In order to determine the fair value of stock options on the date of grant, the Company uses the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment. The Company expenses the fair value of its stock-based compensation awards to employees and directors on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes forfeitures as they occur.

In lieu of higher cash compensation, the Company has granted non-employee options to consultants and expensed $1,027 and $18,425 during the years ended December 31, 2020 and 2019, respectively.

Index
(J)	Net loss per common share:

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common stock shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2020 and 2019.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	Year Ended December 31,
	2020	2019
Stock options to purchase Common Stock	1,650,898	1,421,797
Warrants to purchase Common Stock	197,518	258,825
Total	1,848,416	1,680,622

(K)	Income taxes:

The Company provides for deferred income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to net operating loss carryforwards and for differences between the financial statement carrying amounts and the respective tax bases of assets and liabilities. Deferred tax assets are reduced if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

(M)	Subsequent events:

Subsequent events have been evaluated through the date these financial statements were issued. See Note 16.

Index
(N)	New accounting standards adopted:

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

Note 3 – Liquidity and Capital Resources

As of December 31, 2020, the Company had $28.8 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

On July 29, 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, we have the right, in our sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, in an aggregate amount of up to $20.0 million of our common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of our outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. We recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019 we filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. There is market uncertainty regarding the utilization of financing associated from the Aspire Purchase Agreement. As of December 31, 2020, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement.

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

Index
We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.  Our budgeted cash requirements in 2021 and beyond include expenses related to continuing development and clinical studies.  Based on our available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, we believe there are sufficient funds to continue operations and research and development programs for at least 12 months from the date of this report.

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

Note 4 – Reverse Merger

On March 15, 2019, the Company (then operating as Edge), Merger Sub and Private PDS completed the Merger in accordance with the Agreement and Plan of Merger and Reorganization, dated as of November 23, 2018, as amended on January 24, 2019, pursuant to and in accordance with which Merger Sub merged with and into Private PDS, with Private PDS surviving as the Company’s wholly-owned subsidiary. Immediately following completion of the Merger, the Company effected the Reverse Stock Split at a ratio of one new share for every twenty shares of its common stock then-outstanding, and changed its corporate name from Edge Therapeutics, Inc. to PDS Biotechnology Corporation, and Private PDS, now the Company’s wholly-owned subsidiary, changed its name to PDS Operating Corporation.  The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

For accounting purposes, Private PDS was considered to be the accounting acquirer in the Merger. As the accounting acquirer, Private PDS’s assets and liabilities continue to be recorded at their historical carrying amounts and the historical operations that will be reflected in the Company’s consolidated financial statements will be those of Private PDS. All references in the consolidated financial statements to the number of shares and per share amounts of the Company’s common stock have been retroactively restated to reflect completion of the Merger and the Reverse Stock Split.

Purchase Price

Pursuant to the Agreement and Plan of Merger and Reorganization, as amended, Edge issued to Private PDS’s stockholders a number of shares of Edge’s common stock representing approximately 70% of the outstanding shares of our common stock. The purchase price, which represents the consideration transferred to Edge’s stockholders in the Merger is calculated based on the number of shares of our common stock that Edge’s stockholders owned as of the closing of the Merger on March 15, 2019, which consists of the following:

Number of our shares of common stock to be owned by Edge security holders (1)	1,600,166
Multiplied by the price per share of Edge’s common stock as of March 15, 2019	$9.87
Purchase price (in thousands)	$15,794

(1)
The amount includes 1,576,916 shares of Edge’s common stock outstanding as of March 15, 2019 plus 23,250 stock options of Edge that were in the money and vested immediately upon closing of the Merger. At closing, 753 of in-the-money options and 235 fractional shares paid out in cash to shareholders were not issued as common stock, resulting in 1,599,178 common shares issued.

Index
Final Purchase Price Allocation

The Company completed its analysis of the allocation of the purchase price as of December 31, 2019. The purchase price was allocated to the net assets acquired of Edge based upon their preliminary estimated fair values as of March 15, 2019. The in-process research and development asset (“IPR&D”) that is recognized relates to Edge’s NEWTON 2 clinical trial for EG-1962 that has not reached technological feasibility.  The Company was actively looking to license out EG-1962 and had preliminary discussions with third parties who were actively looking at the data of EG-1962 during the year. Accordingly, the IPR&D was capitalized as an indefinite-lived intangible asset and tested for impairment at least annually until it is determined that there is no future economic benefit from EG-1962. As a result of capitalizing the IPR&D, the Company recognized an indefinite life deferred tax liability. During the three months ended June 30, 2019, two adjustments were made to the preliminary allocation. The first was for $275,000 relating to an offer to purchase equipment that was given a value of $0 in the preliminary allocation. The second was for $65,551 relating to Edge’s bonus plan that was effective prior to the date of acquisition. During the three months ended December 31, 2020 two additional adjustments were made to the preliminary valuation. The first was for an increase of $1,751,000 relating to the IPR&D in which the Company finalized the valuation of the IPR&D and as a result recognized an additional deferred tax liability of $224,513. The second was for a write-off relating to a transition service arrangement that was effective prior to the date of the acquisition for $131,250. In accordance with ASC 805, Business Combinations any excess fair value of the acquired net assets over the purchase price has been recognized as a bargain purchase gain in the consolidated statement of operations and comprehensive loss. In the fourth quarter 2019, the Company has reassessed whether all the assets acquired, and the liabilities assumed have been identified and recognized in the purchase price allocation.

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

Pro Forma Financial Information

The following pro forma consolidated results of net loss for the year ended December 31, 2019:

Pro forma operating expenses	$(31,152,190)
Pro forma net loss	(31,134,293)
Pro forma basic and diluted net loss per share	$(6.40)

The December 31, 2019 pro forma net loss excludes the bargain purchase gain that resulted from the Merger.

Index
Note 5 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2020 or 2019.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020:
Cash and cash equivalents	$28,839,565	$28,839,565	$–	$–

As of December 31, 2019:
Cash and cash equivalents	$12,161,739	$12,161,739	$–	$–

Note 6 – Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2020	2019
Furniture and equipment	$14,964	$14,964
Computer and Telephone equipment	13,545	13,545
Lab equipment	86,911	86,911
Total furniture and equipment	115,420	115,420
Less accumulated depreciation	(109,977)	(94,369)
Property and equipment, net	$5,443	$21,051

Depreciation expense for the years ended December 31, 2020 and 2019 was $15,608 and $98,414, respectively.

Note 7 – Impairment Charge

In the prior year, the Company determined that the intangible asset related to Edge’s NEWTON 2 clinical trial for EG-1962 was impaired due to significantly reduced activity in the data room and a lack of new interest from third parties to purchase or license the product. Further the Company does not have the internal resources to pursue EG 1962 as an internal development project and has stated publicly that it had intended to find a partner to fund and run the EG 1962 program. The drop off in interest from third parties and the lack of any new inbound interest has made this an extremely low probability of success. As a result for the year ended December 31, 2019, the Company recorded an impairment charge - IPR&D of $2,974,000 for the estimated value of the IPR&D asset of $2,974,000 in its consolidated statement of operations and comprehensive loss.

Note 8 – Leases

The Company adopted Accounting Standards Codification (ASC) Topic 842 on the date of the Merger and recognized an operating right-of-use (ROU) asset of $1.4 million and operating lease liabilities of $1.4 million at upon acquiring the lease in the reverse merger. The Company leased office space in Berkeley Heights, New Jersey that was expected to expire on November 15, 2021 under an operating lease. In addition to the monthly base amount in the lease agreement, the Company is required to pay its proportionate share of real estate taxes and operating expenses during the lease term which are expensed as incurred. The discount rate implicit within the lease is not determinable, therefore Company estimated an incremental borrowing rate based on the information available on the date of the Merger.

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

Year Ended December 31, 2020
Cash paid for amounts included in measurement of lease liabilities:

Operating cash outflows for operating lease	$98,133
Right-of use asset obtained in exchange for new operating lease liability	$668,764
Remaining lease term - operating lease liability	32.0
Discount rate - operating lease	9.15%

Reported as of December 31, 2020

Operating lease right-to-use asset	$547,706

Current portion of operating lease liability	$119,904
Operating leases, net of current portion	490,353
Total	$610,257

For the year ended December 31, 2020 the Company’s operating lease expense was $160,685.

Year ended December 31,
2021	$170,836
2022	295,346
2023	239,469
2024	-
2025 and after	-
Total future minimum lease payments	705,651
Less inputed interest	(95,394)
$610,257

Note 9 – Accrued Expenses and Restructuring Reserve

Accrued expenses and other liabilities consist of the following:

	December 31,
	2020	2019
Accrued research and development costs	$204,780	$16,415
Accrued professional fees	219,822	256,062
Accrued compensation	1,310,720	603,229
Accrued rent	-	221,934
Total	$1,735,322	$1,097,640

Index
Restructuring Reserve

Restructuring reserve relates to the severance costs incurred by Edge Therapeutics in 2019 prior to the merger transaction and assumed by the Company as part of the purchase accounting, but not yet paid. Through September 2020, restructuring costs of $498,185 was paid. As of December 31, 2020, the balance of the restructuring reserve was $0.

Note 10 – Convertible Promissory Note

In November 2017, the Company received $30,000 from an investor in exchange for a convertible promissory note bearing interest at 7.50% per annum. The original terms of the promissory note was amended in December 2018 and states that in the event the Company consummates a sale of the Company prior to the conversion or repayment in full of this Note, the outstanding principal amount and all accrued but unpaid interest due shall automatically convert into the numbers of shares of the Company’s common stock equal to (a) the principal amount plus all accrued but unpaid interest thereon, divided by the lesser of (a) $1.11 and (b) the parent closing price multiplied by the exchange ratio (each, as defined in the merger agreement of $3.22). This event occurred on March 15, 2019, the date of the Merger, and as a result, the outstanding principal amount of $30,000 and accrued unpaid interest of $2,950 was converted into 9,683 shares of the Company’s common stock. At the date of the Merger the effective conversion price  was less than the parent’s closing stock price of $3.22. As a result, for the year ended December 31, 2019, the Company recorded a beneficial conversion charge of $32,953 which was recorded to interest expense in the consolidated statement of operations and comprehensive loss and an increase to additional paid in capital for the same amount in its consolidated statement of changes in stockholder’s equity (deficit).

Note 11 – Stock-Based Compensation

The Company has three equity compensation plans: the 2009 Stock Option Plan, 2014 Equity Incentive Plan and the 2018 Stock Incentive Plan (the “Plans”).

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

Pursuant to the terms of the Plans, ISOs have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four year term and NQs generally vest over a one to five year terms. Unless terminated by the Board, the Plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the Plans are no longer outstanding. As of December 31, 2020, there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options. The Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

On December 9, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. The 2019 Inducement Plan will be administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2020, there were 421,500 shares available for grant under the 2019 Inducement Plan.

Index
The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Research and development	$229,977	$550,605
General and administrative	202,344	2,588,448
Total	$432,321	$3,139,053

The following table summarizes the stock option activity for the Company’ stock option plans for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at January 1, 2020	1,421,797	$15.95	6.99
Granted	331,407	$1.46
Exercised	–	$–
Forfeited	(84,583)	$41.19
Expired	(17,724)	$4.69
Options outstanding at December 31, 2020	1,650,897	$11.87	7.03	$226,731
Vested and expected to vest at December 31, 2020	1,650,897	$11.87	7.03	$226,731
Exercisable at December 31, 2020	1,090,493	$16.29	5.47	$–

As of December 31, 2020 there was approximately $1,317,615 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.91 years.

The weighted-average grant date fair value of the stock options granted in 2020 was $1.14 per share.

The fair value of options granted during the year ended December 31, 2020 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Year Ended December 31,
	2020	2019
	Weighted Average
Volatility	97.50%	88.70%
Risk-Free Interest Rate	0.39%	2.31%
Expected Term in Years	6.04	5.54
Dividend Rate	-	-

Fair Value of Option on Grant Date	$1.14	$5.67

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

Index
Note 12 - Stockholders’ Equity (Deficit)

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

2019 Issuance of Common Stock

In January 2019, Private PDS’s Board of Directors approved an amendment to the terms of the 2018 financing. The amendment increased the warrant coverage (which is the amount of warrants each investor is entitled to, based on how much they paid for the common stock) from 20% to 45% in connection with the 2018 bridge financing term sheet. As a result of the amendment, in 2019 investors who purchased shares of common stock in 2018  received an additional $32,500 in warrant coverage. In February 2019, Private PDS issued  48,930 shares of common stock  resulting in proceeds of $750,000 and the investors collectively received a warrant coverage of $337,500.  The exercise price of the warrants to purchase shares of Private PDS’s common stock is $9.87, which is the stock price as of the date of the Merger. Accordingly, during the year ended December 31, 2019, Private PDS issued 37,487 warrants to purchase shares of Private PDS’s common stock. These warrants were determined to be equity instruments under ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging.

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

Index
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

Volatility	83%
Risk-Free Interest Rate	2.63%
Expected Term in Years	10
Dividend Rate	0.00%
Fair Value of Warrant	$8.23

Note 13 – Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019

Federal statutory rate	21.0%	21.0%
State taxes	6.7%	21.1%
Extraordinary gain	0.0%	38.0%
Permanent differences	(4.5)%	(4.1)%
Research and development	2.3%	4.1%
Valuation Allowance	(27.1)%	(74.6)%
Other	1.6%	(0.3)%
Effective tax rate	0.0%	5.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2020	2019

Federal net operating losses	$19,757,859	$16,620,765
State net operating losses	5,704,791	4,653,462
Stock options	1,687,123	2,153,487
Restricted stock/warrants	-	143,841
Federal tax credit	1,089,138	740,040
State tax credits	752,791	657,376
Amortization	41,695	47,811
Accrued expense	352,642	363,617
Depreciation	721,024	719,263
Lease liabilities	171,543	-
Other	18,098	18,098
Total gross deferred tax assets	30,296,704	26,117,760
Less valuation allowance	(30,142,744)	(26,117,760)
Deferred tax assets, net	$153,960	$-

Right of use asset	$(153,960)	$-
Total gross deferred tax liabilities	(153,960)	-
Deferred tax, net	$-	$-

Index
In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2020 and 2019, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $30.1 and $26.1 million respectively. The change in the valuation allowance during the year ended 2020 was approximately $4.0 million.

At December 31, 2020, the Company had federal net operating loss (“NOL”) carryforwards of approximately $94.1 million. At December 31, 2020, the Company had federal research and development credit carryforwards of approximately $1.1 million. The federal net operating loss carryforwards begin to expire in 2028, losses generated in 2018 or later will carry forward indefinitely. The federal credit carryforwards begin to expire in 2032. Section 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event certain ownership changes, as defined. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code.  The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change.  The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.  Although the Company has not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

At December 31, 2020, the Company had approximately $80.4 million of State of New Jersey NOLs which expire between 2029 and 2040. At December 31, 2020, the Company had approximately $1.0 million of the State of New Jersey research development credits carryforwards.  The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net loss carryforwards. The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable NJ-based technology or biotechnology companies with fewer than 225 US employees (including parent company and all subsidiaries) to sell a percentage of New Jersey NOLs and research and development (“R&D”) tax credits to unrelated profitable corporations.  In 2020 the company applied to sell its New Jersey NOL and is currently awaiting a final decision regarding this program.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2020, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2020 and 2019.

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

Rent

For the years ended December 31, 2020 and 2019, rent was $183,372 and $113,009, respectively, for month-to-month arrangements not impacted by the adoption of ASC 842.

Index
Note 15 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contribution for the years ended December 31, 2020 and 2019 plan years were $19,967 and $37,080 respectively.

Note 16– Subsequent Events

On March 11, 2021, the Company announced that its COVID-19 vaccine consortium consisting of PDS Biotech, Farmacore Biotechnology and Blanver Farmoquímica, received a commitment from the Secretary for Research and Scientific Training of The Ministry of Science, Technology and Innovation of  Brazil (“MCTI”), to fund up to approximately US$60 million to support the clinical development and commercialization of a Versamune®-based, second generation COVID-19 vaccine in Brazil.  MCTI intends to start making the funds available to prepare to perform a combined Phase 1/2 clinical trial, upon authorization by the Brazilian regulatory agency, Agência Nacional de Vigilância Sanitária (Anvisa) to initiate the proposed Versamune®-based COVID-19 vaccine clinical program in Brazil.