Form 10-Q
period 2021-03-31
PDS Biotechnology Corp
filed 2021-05-13
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to_____________

Commission file number 001-37568

PDS Biotechnology Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-4231384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25B Vreeland Road, Suite 300, Florham Park, NJ 07932
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of May 7, 2021 was 22,278,261.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

INDEX

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$25,037,374	$28,839,565
Prepaid expenses and other	2,219,514	1,497,665
Total current assets	27,256,888	30,337,230

Property and equipment, net	3,583	5,443
Operating lease right-to-use asset	501,194	547,706

Total assets	$27,761,665	$30,890,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$950,598	$1,415,224
Accrued expenses	1,854,795	1,735,322
Operating lease obligation-short term	123,654	119,904
Total current liabilities	2,929,047	3,270,450

Noncurrent liability:
Operating lease obligation-long term	458,291	490,353

Total Liabilities:	$3,387,338	$3,760,803

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at March 31, 2021 and December 31, 2020, 22,278,261 shares and 22,261,619 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	7,346	7,346
Additional paid-in capital	71,200,684	70,907,315
Accumulated deficit	(46,833,703)	(43,785,085)
Total stockholders’ equity	24,374,327	27,129,576

Total liabilities and stockholders’ equity	$27,761,665	$30,890,379

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development expenses	$1,413,057	$1,971,679
General and administrative expenses	1,636,216	2,060,148

Total operating expenses	3,049,273	4,031,827

Loss from operations	(3,049,273)	(4,031,827)

Other income
Interest income	655	46,419

Net loss and comprehensive loss	$(3,048,618)	$(3,985,408)

Per share information:
Net loss per share, basic	$(0.14)	$(0.39)
Net loss per share, diluted	$(0.14)	$(0.39)

Weighted average common shares outstanding, basic	22,263,838	10,314,761
Weighted average common shares outstanding, diluted	22,263,838	10,314,761

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital
	Shares Issued	Amount		Accumulated Deficit	Total Equity
Balance - December 31, 2019	5,281,237	$1,742	$40,633,670	$(28,937,705)	$11,697,707
Stock based compensation expense	–	–	124,992	–	124,992
Issuance of common stock, net of issuance costs	10,000,000	3,299	11,966,703	–	11,970,002
Issuance of common stock for warrant exercise	65,240	22	70,437	–	70,459
Issuance of common stock from 401K match	3,968	1	9,799	–	9,800
Net loss	–	–	–	(3,985,408)	(3,985,408)
Balance - March 31, 2020	15,350,445	$5,064	$52,805,601	$(32,923,113)	$19,887,552

	Common Stock		Additional Paid-in Capital
	Shares Issued	Amount		Accumulated Deficit	Total Equity
Balance - December 31, 2020	22,261,619	$7,346	$70,907,315	$(43,785,085)	$27,129,576
Stock-based compensation expense	–	–	257,622	–	257,622
Issuance of common stock from 401K match	16,642	–	35,747	–	35,747
Net loss	–	–	–	(3,048,618)	(3,048,618)
Balance - March 31, 2021	22,278,261	$7,346	$71,200,684	$(46,833,703)	$24,374,327

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,048,618)	$(3,985,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	257,622	124,992
Stock-based 401K company common match	35,747	9,800
Depreciation expense	1,860	3,902
Operating lease expense	60,257	-
Changes in assets and liabilities:
Prepaid expenses and other assets	(721,849)	(570,916)
Accounts payable	(464,626)	1,358,983
Accrued expenses	119,473	122,551
Restructuring reserve	-	(228,298)
Operating lease liabilities	(42,057)	-

Net cash used in operating activities	(3,802,191)	(3,164,394)

Cash flows from financing activities:
Proceeds from exercise of warrants	–	70,459
Proceeds from issuance of common stock, net of issuance costs	–	11,970,002

Net cash provided by financing activities		12,040,461

Net increase (decrease) in cash and cash equivalents	(3,802,191)	8,876,067
Cash and cash equivalents at beginning of period	28,839,565	12,161,739

Cash and cash equivalents at end of period	$25,037,374	$21,037,806

See accompanying notes to the condensed consolidated financial statements.

Index
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS”), is a clinical-stage immunotherapy company developing a growing pipeline of cancer immunotherapies and infectious disease vaccines designed to overcome the well-established limitations of current immunotherapy technologies.  PDS owns Versamune®, a proprietary T-cell activating platform designed to train the immune system to better attack and destroy disease. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® has been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD8+ killer T-cells, a specific sub-type of CD8+ killer T-cell that is more effective at killing infected or target cells. Our immuno-oncology products can potentially be used as a component of combination products with other leading technologies to provide effective treatments across a range of cancer types. We believe our product candidates are of interest for potential in relation to Human Papillomavirus, or HPV,- associated cancers, melanoma, colorectal, lung, breast and prostate cancers or as monotherapies in early-stage disease.  PDS is working to expand its infectious disease pandemic development program, which includes novel vaccines for COVID-19 and universal influenza.

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

Index
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

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on the development of our product candidates and we have expanded our infectious disease pipeline since the pandemic brought renewed resources and interest in technologies such as the Versamune® platform in the context of research and development in prevention of COVID-19.  We are working with a consortium of partners in Brazil to develop PDS0203; a vaccine for the prevention of COVID-19.  This consortium received a commitment from the Secretary for Research and Scientific Training of The Ministry of Science, Technology and Innovation of Brazil to fund up to approximately US$60 million to support the clinical development and commercialization of a Versamune®-based COVID-19 vaccine in Brazil.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at March 31, 2021, the statements of operations and comprehensive loss and changes in stockholders’ equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited condensed consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, filed by the Company with the SEC in its Annual Report on Form 10-K on March 18, 2021.

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

In lieu of higher cash compensation, the Company has granted non-employee options to consultants and expensed $344 and $0 during the three months ended March 31, 2021 and 2020, respectively.

(H)	Net income (loss) per common share:

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the periods. For the periods presented, the common shares underlying the preferred stock, common stock options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per common share are the same.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of March 31,
	2021	2020
Stock options to purchase Common Stock	1,899,193	1,413,073
Warrants to purchase Common Stock	197,518	197,518
Total	2,096,711	1,610,591

Index
Note 3 – Liquidity

As of March 31, 2021, the Company had $25.0 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

On July 29, 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, we have the right, in our sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, in an aggregate amount of up to $20.0 million of our common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of our outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. We recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019 we filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. There is market uncertainty regarding the utilization of financing associated from the Aspire Purchase Agreement. As of March 31, 2021, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement.

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

Index
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

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2021 or 2020.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2021: (unaudited)
Cash and cash equivalents	$25,037,374	$25,037,374	$–	$–

As of December 31, 2020
Cash and cash equivalents	$28,839,565	$28,839,565	$–	$–

Note 5 – Leases

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

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months with an option to renew through October 31, 2027. As of March 31, 2021 there are twenty-nine (29) months remaining in the lease term. Upon inception of the lease, the Company recognized approximately $0.7 million of a ROU asset and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Supplemental cash flow information related to operating leases is as follows:

	As of March 31,
	2021	2020
Cash paid for operating lease liabilities	$42,057	$-
Right-of use assets recorded in exchange for lease obligations	$-	$-

Index
Maturity of the Company’s operating lease liability is as follows:

Year ended December 31,
2021 (remaining nine months)	$128,779
2022	295,346
2023	239,469
2024	-
2025 and after	-
Total future minimum lease payments	663,594
Less inputed interest	(81,649)
$581,945

Note 6 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of March 31, 2021	As of December 31, 2020
Accrued research and development costs	$23,900	$204,780
Accrued professional fees	320,266	219,822
Accrued compensation	1,510,629	1,310,720
Total	$1,854,795	$1,735,322

Note 7 – Stock-Based Compensation

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

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards.

Pursuant to the terms of the Plans, ISOs have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four year term and NQs generally vest over one to five year terms. Unless terminated by the Board, the Plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the Plans are no longer outstanding. As of March 31, 2021, there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options. The Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

Index
On December 9, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. The 2019 Inducement Plan will be administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As March 31, 2021, there were 221,200 shares available for grant under the 2019 Inducement Plan.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Stock-Based Compensation
Research and development	$60,385	$52,684
General and administrative	197,236	72,308
Total	$257,622	$124,992

The fair value of options and warrants granted during the three months ended March 31, 2021 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended March 31,
	2021	2020
	Weighted Average	Weighted Average
	(unaudited)
Volatility	100.38%	92.56%
Risk-Free Interest Rate	0.35%	1.56%
Expected Term in Years	5.82	6.01
Dividend Rate	0.00%	0.00%
Fair Value of Option on Grant Date	$1.73	$0.99

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	1,650,897	$11.87
Granted	267,800	2.32
Exercised	–	–
Forfeited	(19,500)	23.87
Expired	–	–
Options outstanding at March 31, 2021	1,899,197	$10.40	7.2	$1,654,588
Vested and expected to vest at March 31, 2021	1,899,197	$10.40	7.2	$1,654,588
Exercisable at March 31, 2021	1,167,963	$15.10	5.52	$157,569

At March 31, 2021 there was approximately $1,483,195 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 3 years.

Index
Note 8 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2021 and there will be no current income tax expense.  Additionally, there was a full valuation allowance against the net deferred tax assets as of March 31, 2021 and December 31, 2020. As such, the Company recorded no income tax benefit due to realization uncertainties.

The Company’s U.S. statutory rate is 21%.  The primary factor impacting the effective tax rate for the three months ended March 31, 2021 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of March 31, 2021, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three months ended March 31, 2021 and for the year ended December 31, 2020.

Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three months ended March 31, 2021 and 2020, rent was $36,017 and $58,641 respectively.

Note 10 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $35,747 and $9,800 for the three months ended March 31, 2021 and 2020, respectively.

Note 11– Subsequent Events

Subsequent events have been evaluated through the date these financial statements were issued.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2020 on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 18, 2021.

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

Index
Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of cancer immunotherapy and infectious disease vaccine candidates designed to overcome the limitations of current immunotherapy technologies. Our Versamune® technology is a proprietary T-cell activating platform designed to train the immune system to better attack and destroy disease. When paired with an antigen (which is a disease-related protein that is recognizable by the immune system) Versamune® induces, in vivo, large quantities of high-quality, highly potent polyfunctional CD8+ killer T-cells, a specific sub-type of CD8+ killer T-cell that is more effective at killing infected or target cells.

We believe that the Versamune® platform has the potential to become an industry-leading immuno-oncology technology and is currently being applied to the development of a robust pipeline of valuable “new-generation, multi-functional” immunotherapies, both as single agents and as part of combination therapies with other leading immuno-oncology technologies. We believe our product candidates are of interest for potential combination therapies in relation to Human Papillomavirus (HPV) associated cancers, melanoma, colorectal, lung, breast and prostate cancers in advanced cancer or as monotherapies in early-stage disease.

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

PDS0101 in Combination with KEYTRUDA® Clinical Trial:

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 (Versamune® with multiple HPV16 antigens) in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) for first-line treatment of recurrent/ metastatic head and neck cancer opened and is actively recruiting patients.   The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.  In June 2019, the FDA approved using KEYTRUDA® in combination with platinum and fluorouracil (FU) for all patients for first line treatment of patients with metastatic or unresectable recurrent head and neck squamous cell carcinoma, or HNSCC, and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test.

In this sponsored trial, patients whose cancer has returned or spread following initial treatment, will be able to avoid chemotherapy and take this combination of two immuno-therapy drugs. Enrolling patients with more functional immune systems that have not been compromised by extensive chemotherapy may allow improved efficacy of the combination.  Patients in the study will receive a total of 5 cycles of combination therapy in the context of standard of care KEYTRUDA™ therapy administered every three weeks until disease progression.  The primary endpoint of VERSATILE-002 is the objective response rate – or ORR – at nine months following initiation of treatment.  There will be a lead-in cohort of 12 patients to assess the safety of the combination, and a formal planned interim analysis evaluating response to treatment in the first 38 patients. Sites have implemented institution-specific measures securing the safety of patients and staff to ensure the integrity of the study in the face of the ongoing pandemic.   The study’s Lead Principal Investigator is Dr. Jared Weiss, who serves as the section chief of Thoracic and Head and Neck/Neck Oncology at the University of North Carolina School of Medicine Lineberger Comprehensive Cancer Care Center.  This trial is actively recruiting patients.

PDS0101 in Combination with Bintrafusp alfa (M7824) and NHS-IL12 Clinical Trial:

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement, which we refer to as the CRADA, in a National Cancer Institute, or NCI, led Phase 2 clinical study evaluating PDS0101, NHS-IL12, and M7824, owned by EMD Serono (Merck KGaA).

On April 28, 2021 we announced that initial efficacy and safety data from this study was accepted for oral presentation at the 2021 American Society of Clinical Oncology (ASCO) Annual Meeting taking place in early June. Preclinical study results arising from this CRADA were published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of and HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer 2020;8:e000612. doi:10.1136/ jitc-2020-000612), indicating that PDS0101 generated both HPV-specific T-cells and an associated antitumor response when used as a monotherapy.  When PDS0101 was combined with two other novel clinical-stage anti-cancer agents, Bintrafusp alfa (M7824) and NHS-IL12 preclinical data suggested that all three therapeutic agents worked synergistically to provide enhanced tumor T-cell response and subsequent tumor regression and when compared to any of the agents alone or 2-component combinations.  If this preclinical data is successfully confirmed in the ongoing Phase 2 trial, this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

Index
This investigator-led study has achieved its initial safety benchmark – meaning that not more than 1 dose-limiting toxicity was observed in the first 6 patients who received the combination.  In February 2021, we announced that this trial achieved its preliminary objective response target in patients naïve to checkpoint inhibitors.  The trial is progressing to full enrollment of approximately 20 patients in this group.  In addition, the trial was amended to allow enrollment of a separate cohort of checkpoint inhibitor-refractory patients, or patients who have received prior treatment with checkpoint inhibitors, for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 checkpoint inhibitor refractory patients is ongoing.

PDS0101 in Combination with Chemo-Radiotherapy Clinical Trial:

In October 2020, a third PDS0101 Phase 2 clinical trial was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. PDS believes that Versamune®’s strong T-cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication.

Other Versamune® Products Under Development:

PDS0102 – Versamune® + TARP antigens

The TARP antigen is over-expressed in acute myelogenous leukemia (AML),  prostate and breast cancers. In the U.S. 450,000 patients are projected to be diagnosed with prostate or breast cancer this year. Approximately 90% of prostate cancers and 50% of breast cancers overexpress the TARP tumor antigen. In the U.S. 19,900 patients are projected to be diagnosed with AML this year. 100% of AML overexpress the TARP tumor antigen. In a human clinical study, the National Cancer Institute demonstrated that its proprietary TARP antigens were effectively recognized by the immune system in prostate cancer patients with PSA biochemical recurrence leading to a notable reduction in tumor growth rate. In preclinical studies, a dramatically enhanced TARP-specific killer T-cell response was observed when our designed TARP antigens were combined with Versamune® (PDS0102). Preclinical development is ongoing.

PDS0103 – Versamune® + MUC-1 antigens

In April 2020, the PDS-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103.  PDS0103 is an investigational immunotherapy owned by us and designed to treat cancers associated with the mucin-1, or MUC-1, oncogenic protein.  PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC-1 developed by the NCI and licensed by PDS.  MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.  In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC-1-specific CD8 killer T-cells.  PDS0103 is currently in late preclinical development.

PDS0104 – Versamune® + TRP-2 and melanoma antigens

The rates of melanoma have been rising rapidly over the past few decades and approximately 96,480 new melanomas will be diagnosed this year alone. More than 7,000 of these will prove fatal. PDS0104 combines Versamune ® with various melanoma antigens including the Tyrosinase-related protein 2 (TRP2) which is highly expressed in melanoma. PDS0104 has been demonstrated in pre-clinical animal models of aggressive melanoma to have unique and significant anti-tumor activity as a monotherapy and has also demonstrated strong anti-tumor synergy in combination with checkpoint inhibitors. Preclinical development is ongoing.

Infectious Diseases

Our focus remains on developing our oncology products and progressing clinical trials described above, however we are also developing preventative vaccines to address several infectious diseases. Based on the key characteristics of Versamune® we are progressing preclinical development of PDS0202, a universal influenza vaccine candidate, which combines Versamune® with novel influenza vaccine antigens.  PDS0202 pre-clinical development is being supported by an agreement with the National Institute of Allergy and Infectious Diseases Collaborative Influenza Vaccine Innovation Centers, or CIVICs, program, with a goal of progressing into a human clinical trial.

PDS0203 is being designed with the goal to potentially provide long-term and broad protection against infection from COVID-19 and its potential mutations.   This second generation COVID-19 vaccine is based on the understood potential of Versamune® to prime the immune system to generate both antibodies for near term protection and T-cell responses for long term protection against pathogens.  We are jointly developing PDS0203 under a collaboration agreement with Farmacore.

Index
On March 11, 2021, we announced that the COVID-19 vaccine consortium consisting of PDS, Farmacore Biotechnology and Blanver Farmoquímica, received a commitment from the Secretary for Research and Scientific Training of The Ministry of Science, Technology and Innovation of Brazil (“MCTI”) to fund up to approximately US$60 million to support the clinical development and commercialization of a Versamune®-based COVID-19 vaccine in Brazil.  We are advised that MCTI intends to make a portion of the funding available, upon authorization by the Brazilian regulatory agency, Agência Nacional de Vigilância Sanitária (Anvisa) to initiate a combined Phase 1/2 clinical trial in Brazil.  The majority of the capital provided by MCTI will fund the manufacturing process scale up, production and the Phase 3 trial, pending the results of the Phase 1/2 trial.  All funding is contingent on the availability of financial resources within the MCTI, understanding that the public health response and political situation in Brazil is constantly evolving.

The pre-Investigational Medicinal Product Dossier, or “pre-IMPD” package for the Phase 1/2 trial is currently under review by Anvisa and the trial is anticipated to begin by the end of this year. The majority of the capital provided by MCTI will fund the manufacturing process scale up, production and the Phase 3 trial, pending the results of the Phase 1/2 trial.  The Phase 1 and 2 trials, which will be run together, are anticipated to enroll approximately 360 patients and will assess the safety and efficacy of the vaccine as well as both the antibody and killer T-cell responses induced by the vaccine to the novel coronavirus. The clinical trials are planned to be conducted in Brazil.

As the license holder of PDS0203 in Latin America, Farmacore Biotechnology will continue to lead the regulatory and clinical trial efforts in Brazil and has selected a top clinical research organization, to conduct clinical trials in Brazil. We will continue to contribute scientific expertise and operational support.  Blanver Farmoquímica will manufacture, promote, distribute, and commercialize the Versamune®-based COVID-19 vaccine in Latin America.

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

We continue to primarily devote the majority of our resources and attention on the clinical oncology assets and execution of our oncology programs. Our current pipeline of Versamune®-based therapies is as follows:

From the Company’s inception, it has devoted substantially all of its efforts to drug development, business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital.  We currently operate the existing business of Private PDS (as defined below) as a publicly traded company under the name PDS Biotechnology Corporation. We were incorporated as Edge Therapeutics, Inc., or Edge, on January 22, 2009. On March 15, 2019, privately held PDS Biotechnology Corporation, or Private PDS, completed a reverse merger, or the Merger, with Edge, pursuant to which Private PDS survived as a wholly owned subsidiary of Edge. Under the terms of the Merger, Edge changed its name to PDS Biotechnology Corporation and Private PDS changed its name to PDS Biotechnology Corporation.

Index
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $3.0 million, and $4.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $46.8 million. Substantially all of our net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with these operations.

As of March 31, 2021, we had $25.0 million in cash and cash equivalents.

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

Index
Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$1,413	$1,971	$(559)	(28)%
General and administrative expenses	1,636	2,060	(424)	(21)%
Total operating expenses	3,049	4,031	(983)	(24)%
Loss from operations	(3,049)	(4,031)	983	(24)%
Interest income, net	1	46	(45)	(98)%
Net loss and comprehensive loss	$(3,048)	$(3,985)	$936	(23)%

Research and Development Expenses

Research and development (R&D) expenses decreased to $1.4 million for the three months ended March 31, 2021 from $2.0 million for the three months ended March 31, 2020. The decrease of $0.6 million in 2021 was primarily attributable to a decrease of $0.3 million in professional services and $0.3 million in clinical studies.

General and Administrative Expenses

General and administrative expenses decreased to $1.6 million for the three months ended March 31, 2021 from $2.1 million for the three months ended March 31, 2020. The decrease of $0.5 million is primarily attributable to a decrease in professional services of $0.7 million which includes legal fees of $0.2 million, offset by an increase of $0.2 million in personnel costs.

Interest income

Interest income, net was $0.001 million during the three months ended March 31, 2021, an decrease of $0.045 million, as compared to $0.046 million during the three months ended March 31, 2020, due primarily to interest received on invested cash and cash equivalents.

Liquidity and Capital Resources

On July 29, 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, we have the right, in our sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, in an aggregate amount of up to $20.0 million of our common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of our outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. We recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019 we filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. There is market uncertainty regarding the utilization of financing associated from the Aspire Purchase Agreement. As of March 31, 2021, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement.

Index
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

Our operations have also been financed from cash of $29.1 million from the consummation of the Merger in March 2019. As of March 31, 2021, we had $25.0 million of cash and cash equivalents.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Our budgeted cash requirements in 2021 and beyond include expenses related to continuing development and clinical studies.  Based on our available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, we believe there are sufficient funds to continue operations and research and development programs for at least 12 months from the date of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(3,802)	$(3,164)
Net cash provided by financing activities	–	12,040
Net increase (decrease) in cash and cash equivalents	$(3,802)	$8,876

Index
Net Cash Used in Operating Activities

Net cash used in operating activities was $3.8 million and $3.2 million for the three months ended March 31, 2021and 2020, respectively. The increase in cash used in operating activities of $0.6 million was primarily due to the increase of prepaid expenses related to the Syneos CRO contract.

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

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize our products on our own; and

●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved, for commercial sale.

Please see the section titled “Risk Factors” in this Quarterly Report on Form 10-Q for additional risks associated with our operations.

Index
Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of the date indicated:

As of March 31, 2021	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$581,945	$123,654	$458,291	$–	$–
Total contractual obligations	$581,945	$123,654	$458,291	$–	$–

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Index
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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of March 31, 2021, we had cash equivalents of $25.0 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, we do not believe that an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020. However, any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 18, 2021, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith (unless otherwise noted as being furnished herewith)

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

May 13, 2021	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo
President and Chief Executive Officer (Principal Executive Officer)

May 13, 2021	By:	/s/ Seth Van Voorhees
Seth Van Voorhees
Chief Financial Officer
(Principal Financial and Accounting Officer)