Form 10-Q
period 2021-09-30
PDS Biotechnology Corp
filed 2021-11-10
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of November 3, 2021 was 28,435,067.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Index

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$69,744,004	$28,839,565
Prepaid expenses and other	1,596,810	1,497,665
Total current assets	71,340,814	30,337,230

Property and equipment, net	1,037	5,443
Operating lease right-to-use asset	406,171	547,706

Total assets	$71,748,022	$30,890,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,445,585	$1,415,224
Accrued expenses	1,923,846	1,735,322
Operating lease obligation-short term	207,717	119,904
Total current liabilities	3,577,148	3,270,450

Noncurrent liability:
Operating lease obligation-long term	313,976	490,353

Total Liabilities	$3,891,124	$3,760,803

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at September 30, 2021 and December 31, 2020, 28,435,067 shares and 22,261,619 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	9,383	7,346
Additional paid-in capital	122,231,115	70,907,315
Accumulated deficit	(54,383,600)	(43,785,085)
Total stockholders’ equity	67,856,898	27,129,576

Total liabilities and stockholders’ equity	$71,748,022	$30,890,379

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development expenses	$3,687,999	$2,060,815	$7,865,249	$5,446,718
General and administrative expenses	3,274,325	1,846,214	7,252,371	5,428,098
Total operating expenses	6,962,324	3,907,029	15,117,620	10,874,816

Loss from operations	(6,962,324)	(3,907,029)	(15,117,620)	(10,874,816)

Other income:
Interest income	1,358	1,207	2,617	54,242

Loss before income taxes	(6,960,966)	(3,905,822)	(15,115,003)	(10,820,574)
Benefit from income taxes	–	–	4,516,488	–
Net loss and comprehensive loss	(6,960,966)	(3,905,822)	(10,598,515)	(10,820,574)

Per share information:
Net loss per share, basic and diluted	$(0.24)	$(0.21)	$(0.43)	$(0.73)

Weighted average common shares outstanding, basic and diluted	28,425,850	18,961,619	24,639,299	14,892,764

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Total
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance - June 30, 2020	15,361,619	$5,064	$52,861,882	$(35,852,457)	$17,014,489
Stock based compensation expense	–	–	129,792	–	129,792
Issuance of common stock from equity transaction	6,900,000	2,282	17,784,218	–	17,786,500
Net loss	–	–	–	(3,905,822)	(3,905,822)
Balance - September 30, 2020	22,261,619	$7,346	$70,775,892	$(39,758,279)	$31,024,959

	Common Stock		Additional		Total
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance - June 30, 2021	28,417,909	$9,377	$120,405,851	$(47,422,634)	$72,992,594
Stock based compensation expense	–	–	1,701,763	–	1,701,763
Issuance of common stock, from exercise of stock options	17,158	6	123,501	–	123,507
Net loss	–	–	–	(6,960,966)	(6,960,966)
Balance - September 30, 2021	28,435,067	$9,383	$122,231,115	$(54,383,600)	$67,856,898

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Total
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance - December 31, 2019	5,281,237	$1,742	$40,633,670	$(28,937,705)	$11,697,707
Stock based compensation expense	–	–	300,898	–	300,898
Issuance of common stock, net of issuance costs	16,900,000	5,581	29,750,921	–	29,756,502
Issuance of warrant exercise	65,240	22	70,437	–	70,459
Issuance of common stock from 401K match	15,142	1	19,966	–	19,967
Net loss	–	–	–	(10,820,574)	(10,820,574)
Balance - September 30, 2020	22,261,619	$7,346	$70,775,892	$(39,758,279)	$31,024,959

	Common Stock		Additional		Total
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance - December 31, 2020	22,261,619	$7,346	$70,907,315	$(43,785,085)	$27,129,576
Stock based compensation expense	–	–	2,400,980	–	2,400,980
Issuances of common stock, net of issuance costs	6,088,235	2,009	48,542,989	–	48,544,998
Issuances of common stock, from exercise of stock options	68,571	23	344,089	–	344,112
Issuance of common stock from 401K match	16,642	5	35,742	–	35,747
Net loss	–	–	–	(10,598,515)	(10,598,515)
Balance - September 30, 2021	28,435,067	$9,383	$122,231,115	$(54,383,600)	$67,856,898

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,598,515)	$(10,820,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,400,980	300,898
Stock-based 401K company common match	35,747	19,967
Depreciation expense	4,406	11,706
Operating lease expense	180,775	106,949
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(99,145)	1,935,067
Accounts payable	30,361	361,871
Accrued expenses	188,524	125,133
Restructuring reserve	–	(498,185)
Operating lease liabilities	(127,804)	(62,597)
Net cash used in operating activities	(7,984,671)	(8,519,765)

Cash flows from financing activities:
Proceeds from exercise of warrants	–	70,459
Proceeds from exercise of stock options	344,112	–
Proceeds from issuances of common stock, net of issuance costs	48,544,998	29,756,502
Net cash provided by financing activities	48,889,110	29,826,961

Net increase in cash and cash equivalents	40,904,439	21,307,196
Cash and cash equivalents at beginning of period	28,839,565	12,161,739

Cash and cash equivalents at end of period	$69,744,004	$33,468,935

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

The Company’s immuno-oncology products can potentially be used as a component of combination products with other leading technologies to provide effective treatments across a range of advanced cancer types. Currently, the Company believes its product candidates are of interest for potential combination treatments in relation to Human Papillomavirus (HPV)-associated cancers, melanoma, colorectal, lung, breast and prostate cancers and potentially as monotherapies in early-stage cancers. In addition, PDS is working to progress its infectious disease development program, which includes novel vaccines for COVID-19 and universal influenza.

From the Company’s inception, it has devoted substantially all of its efforts to drug development, business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital.

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic and on March 13 the President declared a national emergency in response to the pandemic. PDS continues to learn more about the full impact of the COVID-19 pandemic which has continued to evolve due to the emergence of variants of concern, resulting in new waves of infection regionally and globally. The COVID-19 pandemic has and could continue to negatively affect the Company’s liquidity and operations.  To date, the start of two of the three initiated PDS0101 clinical trials were delayed, specifically as a result of the adverse impact the COVID-19 pandemic has had on clinical trial operations for cancer indications in the United States. The FDA has continued to update its guidance assisting sponsors in assuring the safety of trial participants, maintaining compliance with Good Clinical Practice (GCP) and minimizing risks to trial integrity.  Clinical trial sites have implemented institution-specific measures securing the safety of patients and staff to ensure the integrity of the trials in the face of the ongoing pandemic. All three studies have since been initiated despite the pandemic challenges; however, the evolving COVID-19 pandemic has impacted the pace of enrollment in clinical trials in general and the Company may be negatively affected with its trials. COVID-19 related travel and other restrictions may also impact the potential for on-site monitoring visiting and audits and inspections by Company personnel, third parties, and government regulators. There may be shortages of site personnel and equipment necessary for the timely completion of the clinical trials. The Company is providing support to address these challenges, but these mitigation measures may not overcome the obstacles that the pandemic has wrought which continue to impede progress of clinical trials.

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company’s future results, management believes the Company’s current cash reserves leave us well-positioned to manage the business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic and its variants are broad-reaching and continuing and the financial impacts associated with the COVID-19 pandemic are still uncertain.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at September 30, 2021, the statements of operations and comprehensive loss and changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited condensed consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, filed by the Company with the SEC in its Annual Report on Form 10-K on March 18, 2021.

Index
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

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the clinical and regulatory development of its products, the Company’s ability to preserve its cash resources, the Company’s review of strategic alternatives, the Company’s ability to add product candidates to its pipeline, the Company’s intellectual property, the ability to efficiently and effectively conduct its clinical trials, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, the Company’s ability to raise capital, and the effects of health epidemics, pandemics, or outbreaks of infectious diseases, including the recent COVID-19 pandemic and its variants.

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

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the common shares underlying the stock options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per common share are the same.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of September 30,
	2021	2020
Stock options to purchase Common Stock	2,951,852	1,639,753
Warrants to purchase Common Stock	197,518	197,518
Total	3,149,370	1,837,271

Note 3 – Liquidity

As of September 30, 2021, the Company had $69.7 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

On July 29, 2019, the Company entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $20.0 million of its common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement. The Company may sell an aggregate of 1,034,979 shares of its common stock (which represented 19.99% of its outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) the Company obtains stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of the Company’s common stock on July 26, 2019. The minimum price at which the Company can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, the Company issued 100,654 shares of its common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which the Company refers to as the Commitment Shares. The Company recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, the Company entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019, the Company filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. There is market uncertainty regarding the utilization of financing associated from the Aspire Purchase Agreement. As of September 30, 2021, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement.

In February 2020, the Company completed an underwritten public offering, in which it sold 10,000,000 shares of common stock at a public offering price of $1.30 per share. The shares sold included 769,230 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. The Company received gross proceeds of approximately $13 million and net proceeds of approximately $11.9 million after deducting underwriting discounts and commissions.

In July 2020, the Company filed a shelf registration statement, or the 2020 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which the Company refers to collectively as the Shelf Securities, up to an aggregate amount of $100 million. The 2020 Shelf Registration Statement was declared effective on July 31, 2020.

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

Index
In May 2021, the Company received approximately $4.5 million from the net sale of tax benefits through 2019 to an unrelated, profitable New Jersey corporation pursuant the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) program for State Fiscal Year 2020.

In June 2021, the Company completed an underwritten public offering in which it sold 6,088,235 shares of common stock at a public offering price of $8.50 per share pursuant to the 2020 Shelf Registration Statement, which includes 794,117 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. the Company received gross proceeds of approximately $51.7 million and net proceeds of approximately $48.5 million, after deducting underwriting discounts and offering expenses. Approximately $29,300,000 of Shelf Securities remain available for future sale under the 2020 Shelf Registration Statement.

The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  The Company’s budgeted cash requirements in 2021 and beyond include expenses related to continuing development and clinical studies.  Based on its available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, management believes there are sufficient funds to continue operations and research and development programs for at least 12 months from the date of this report.

The Company plans to continue to fund its operations and capital funding needs through equity and/or debt financings. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its existing stockholders.  The Company may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to the Company’s stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict its operations. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate its product development or future commercialization efforts or grant rights to develop and market immunotherapies that the Company would otherwise prefer to develop and market itself. Any of these actions could harm its business, results of operations and prospects. Failure to obtain adequate financing also may adversely affect the Company’s ability to operate as a going concern.

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2021 or 2020.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021: (unaudited)
Cash and cash equivalents	$69,744,004	$69,744,004	$–	$–

As of December 31, 2020:
Cash and cash equivalents	$28,839,565	$28,839,565	$–	$–

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

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months with an option to renew through October 31, 2027. As of September 30, 2021, there are twenty-three (23) months remaining in the lease term. Upon inception of the lease, the Company recognized approximately $0.7 million of a ROU asset and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Index
Supplemental cash flow information related to operating leases is as follows:

	As of September 30,
	2021	2020
Cash paid for operating lease liabilities	$127,804	$62,597
Right-of use assets recorded in exchange for lease obligations	$–	$638,831

Maturity of the Company’s operating lease liability is as follows:

Year ended December 31,
2021 (remaining three months)	$43,035
2022	294,986
2023	239,469
2024	–
2025 and after	–
Total future minimum lease payments	577,490
Less imputed interest	(55,797)
$521,693

Note 6 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of September 30, 2021	As of December 31, 2020
Accrued research and development costs	$19,500	$204,780
Accrued professional fees	277,555	219,822
Accrued compensation	1,626,791	1,310,720
Total	$1,923,846	$1,735,322

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

As previously disclosed, on December 8, 2020, the Board of Directors of the Company adopted, subject to stockholder approval, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Inventive Plan (the “Restated Plan”), which would amend and restate the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Current Plan”). The Company held its annual meeting of stockholders on June 17, 2021 (the “Annual Meeting”). The stockholders voted to approve the Restated Plan at the Annual Meeting. The Restated Plan is identical to the Current Plan in all material respects, except as follows: (a) the number of shares of Common Stock authorized for issuance under the Restated Plan will increase from 826,292 shares to 3,339,243 shares, plus the total number of shares that remained available for issuance, that are not covered by outstanding awards issued under the Current Plan, immediately prior to December 8, 2020; and (b) the Restated Plan will terminate on December 7, 2030, unless earlier terminated. Please reference the disclosure in Note 9.

Index
In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards.

 Pursuant to the terms of the Plans, ISOs have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four-year term and NQs generally vest over a  one-to-five-year term. Unless terminated by the Board, the Plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the Plans are no longer outstanding. As of September 30, 2021 there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

 On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options. The Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

On December 9, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. The 2019 Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of September 30, 2021, there were 362,700 shares available for grant under the 2019 Inducement Plan.

The Company’s stock-based compensation expense related to stock options was recognized in operating expense as follows:

	Three Months September 30, 2021		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$596,762	$61,557	$824,580	$168,083
General and administrative	1,105,000	68,235	1,576,401	132,815
Total	$1,701,763	$129,792	$2,400,980	$300,898

The fair value of options granted during the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 was estimated using the Black-Scholes option valuation model utilizing the following assumptions. There were 63,800 options granted during the three-month period ended September 30, 2021.

	Three Months September 30, 2021		Nine Months Ended September 30,
	2021	2020	2021	2020
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	100.16%	–%	100.58%	97.00%
Risk-Free Interest Rate	0.77%	–%	55.88%	0.38%
Expected Term in Years	6.08	–	6.28	6.07
Dividend Rate	–	–	–	–
Fair Value of Option on Grant Date	$11.81	$–	$7.43	$1.10

Index
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	1,650,897	$11.87	7.03	$226,731
Granted	1,722,730	3.34	9.28	$8,803,138
Exercised	(95,737)	7.24	–	$–
Forfeited	(326,038)	29.71	–	$–
Options outstanding at September 30, 2021	2,951,852	$5.07	7.99	$29,754,366
Vested and expected to vest at September 30, 2021	2,951,852	$5.07	7.99	$29,754,366
Exercisable at September 30, 2021	1,130,039	$7.66	5.81	$8,914,003

At September 30, 2021 there was approximately $11,300,108 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 2.97 years.

Note 8 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2021 and there will be no current income tax expense. Additionally, there was a full valuation allowance against the net deferred tax assets as of September 30, 2021 and December 31, 2020. In May 2021, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $4.5 million of income tax benefit, net of transaction costs.

The Company’s U.S. statutory rate is 21%. The effective tax rate, excluding the benefit of the sale of any New Jersey net operating losses, for the three and nine months ended September 30, 2021 is 0%.  The primary factor impacting the effective tax rate is the anticipated full year operating loss which will require a full valuation allowance against any associate deferred tax asset.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of September 30, 2021, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and nine months ended September 30, 2021 and for the year ended December 31, 2020.

Index
Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and nine months ended September 30, 2021 was $52,000 and $130,493, respectively, compared to the three and nine months ended September 30, 2020 of $35,700 and $140,678.

Legal Proceedings

On July 23, 2021, David R. Rosener, a purported stockholder of the Company, filed a putative class action and shareholder derivative complaint in the Court of Chancery of the State of Delaware (C.A. No. 2021-0644 JRS)  against the Company and all of its directors and certain of its executive officers. The plaintiff named all current directors of PDS as defendants as well as PDS’s Chief Scientific Officer and PDS’s Chief Medical Officer and also named PDS as a nominal defendant.  The plaintiff claims PDS’s bylaws required tabulation of broker non-votes on Proposal 3 at the Company’s 2021 annual stockholder meeting on June 17, 2021, which sought shareholder approval of the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”). The complaint asserts claims for breach of fiduciary duties, declaratory judgment, waste of corporate assets and unjust enrichment in connection with the Restated Plan and the granting of an aggregate award of 1,040,700 stock options to certain executive officers pursuant to the Restated Plan.  The plaintiff seeks unspecified monetary damages, seeks to have the Restated Plan declared void, and seeks recission of the grant of stock options as ultra vires.  Given the early stage of this lawsuit, PDS is unable to reasonably estimate the costs associated with the lawsuit or predict the outcome.  Each of the Company, its directors and the named executives intend to defend this action vigorously.  There can be no guarantee as to the timing of any resolution.

Note 10 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit of all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $25,803 and $71,214 for the three and nine months ended September 30, 2021, respectively, compared to $11,809 and $35,293 for the three and nine months ended September 30, 2020, respectively.

Note 11– Subsequent Events

On October 18, 2021, the Company granted an option to purchase 202,800 shares of common stock to its incoming Chief Financial Officer and 25,400 to other incoming employees with a strike price of $12.03 vesting over a four-year period with one quarter vesting on the first anniversary of the date of the grant and vesting monthly over the 36-month period thereafter and expire ten years from the date of the grant. The aggregate fair value of the options granted was $2.2 million.

Effective as November 5, 2021, the Company entered into a Patent License Agreement (the “Patent License Agreement”) with the U.S. Department of Health and Human Services, as represented by National Cancer Institute (“NCI”) of the National Institutes of Health (“NIH”).  Pursuant to the License Agreement, the Company obtained a nonexclusive license to the patent rights for NCI’s T-cell receptor gamma alternate reading frame protein (“TARP”) to develop and commercialize TARP peptide-based therapies in combination with the Company’s Versamune® technology. The Patent License Agreement includes customary milestone payments and royalties.

Index
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of cancer immunotherapy and infectious disease vaccine candidates designed to overcome the limitations of current immunotherapy technologies. Our Versamune® technology is a proprietary T-cell activating platform designed to treat diseases such as cancer by training the immune system to better recognize, attack and destroy diseased cells. When paired with an antigen (which is a disease-related protein that is recognizable by the immune system), in pre-clinical studies, Versamune® has been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD8+ killer T-cells, a specific sub-type of T-cell that is more effective at killing infected or targeted cancer cells. Versamune® has also been shown in pre-clinical studies to induce antigen-specific highly potent polyfunctional CD4+ helper T-cells as well as neutralizing antibodies. PDS0101 in its first human clinical trial provided data supporting the previously reported preclinical study results and demonstrated the unique in vivo induction of high levels of active HPV-specific CD8+ T-cells in humans.  Positive preliminary clinical results of PDS0101 in combination with investigational immune-modulating agents Bintrafusp alfa (M7824), and NHS-IL12 (M9241), discussed in more detail below, suggest that PDS0101 induction of in vivo highly active tumor-attacking HPV16 killer (CD8+) T-cells even in advanced, refractory cancer patients who have failed multiple treatments, who may be immunologically limited patients presents the potential for effective disease reduction and prolonged survival.

We believe that the Versamune® platform has the potential to become an industry-leading immuno-oncology technology. It is currently being applied to the development of a robust pipeline of high-value, novel and first-in-class immunotherapies, potentially as single agents and also as part of combination therapies with other leading immuno-oncology technologies and standard of care therapies. To date, Versamune® based therapies have not been linked to any dose limiting toxicities in any human clinical trial. Based upon the promising efficacy data and the positive safety data so far, PDS is preparing to move at least one additional product into Phase 1/2 clinical trials in 2022. We believe our product candidates could be of interest for use in combination with other cancer therapies in the treatment of several advanced, metastatic, and recurrent cancers including HPV-associated cancers, colorectal, lung, breast and prostate cancers or potentially as monotherapies in earlier-stage disease.

PDS0101 in Combination with KEYTRUDA® Clinical Trial (VERSATILE-002):

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 (Versamune® plus a mixture of HPV16 antigens) in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) for treatment of recurrent/ metastatic HPV16-positive head and neck cancer opened and is actively recruiting patients. The clinical trial is evaluating the efficacy and safety of this therapeutic combination as a treatment in patients with recurrent or metastatic head and neck cancer caused by high-risk HPV16 infection.

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

The original study design for this combination trial was restricted to patients who have not been treated with a checkpoint inhibitor and are therefore naïve to checkpoint inhibitor (CPI) therapy. PDS amended the protocol in May 2021 to expand this study to include patients with advanced head and neck cancer who have failed multiple treatments, including CPI therapy (CPI refractory patients), a treatment refractory population with extremely high unmet medical need. The amended study design is a Simon two stage design. The primary efficacy endpoint in both CPI naïve and CPI refractory subjects will be the best overall response (BOR) of confirmed complete response (CR) or confirmed partial response (PR) per Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 of the combination of pembrolizumab and PDS0101.  Objective response is measured by radiographic tumor responses according to RECIST 1.1.   The lead-in cohort of the initial twelve (12) patients to assess the safety of the combination was successfully enrolled in September 2021. The Data Monitoring Committee assessed the safety data from 13 patients on September 15, 2021 and observed no dose limiting toxicities.  On October 4, 2021, we announced that full enrollment of 17 patients was achieved in the first stage of the CPI naïve arm of the study. If an objective response is achieved among at least four (4) of these seventeen (17) patients, then the study will advance to the second stage of enrollment of the planned 54 patients in this arm. In the expansion CPI refractory arm, the first twenty-one (21) patients will be evaluated for efficacy with a minimum of two (2) or more patients with objective response required to progress to full enrollment of this arm.

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

Index
PDS0101 in Combination with Bintrafusp alfa (M7824) and NHS-IL12 Clinical Trial:

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement, which we refer to as the CRADA, in a National Cancer Institute, or NCI, led Phase 2 clinical study evaluating PDS0101, in combination with two investigational immune-modulating agents Bintrafusp alfa (M7824), a bifunctional “trap” fusion protein targeting TGF-β and PD-L1, and NHS-IL12 (M9241), a tumor-targeting immune-cytokine. Both bintrafusp alfa and NHS-IL12 are owned by and are being developed by Merck KGaA, Darmstadt, Germany.  The NCI-led trial is evaluating the novel triple combination for the treatment of both CPI naïve and refractory patients with advanced HPV-associated cancers that have progressed or returned after treatment. Almost all types of HPV-related cancers (anal, cervical, head and neck, vaginal and vulvar cancers) are represented among the study subjects to date.  Objective response (tumor reduction > 30%) is measured by radiographic tumor responses according to RECIST 1.1.  Full enrollment of a total of 56 patients is expected to be completed during the first quarter of 2022. The recruitment in the trial was temporarily suspended for administrative reasons on October 20, 2021.  The pause in recruitment was unrelated to safety or efficacy of the combination and we continue to communicate with the NCI regarding enrollment. The treatment of already enrolled patients has continued without interruption. At this time, this pause is not expected to affect the timing of clinical data from the trial.

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

On June 7, 2021, updated interim data (Abstract 2501) was presented at ASCO by the study’s Principal Investigator Dr. Julius Strauss. This data included an update on the initial 14 patients with an additional four (4) subsequently recruited CPI refractory HPV16-positive patients whose data became available after the abstract submission as well as an additional seven (7) HPV16-negative patients (patients whose cancer was not caused by HPV16 infection) who were not discussed in the abstract. Tumor reduction and objective response was seen in 83% (5/8) of CPI naïve patients with one (1) achieving a complete response. After a median of eight (8) months of follow-up, 100% (6/6) of these patients were alive, compared to the historical median survival of 7-11 months. In the CPI refractory arm, tumor reduction was observed in 58% (7/12) patients. These 12 patients included the initial 8 patients reported in the abstract where 5 of 8, or 63% had tumor reduction. Of the 4 additional patients in this updated data set, 2 patients already had ongoing tumor reduction but had not yet met the criteria for objective response. Objective response was achieved in 42% (5/12) patients with one (1) achieving a complete response in this refractory arm. The objective response rates reported in checkpoint refractory, advanced HPV-cancer patients are lower than those naïve to checkpoint inhibitors, generally only 5-12%. Importantly, 83% (10/12) of all checkpoint inhibitor refractory patients were still alive at median eight (8) months of follow-up; historic average median survival for this patient population is 3-4 months. Overall, tumor reduction occurred in 67% (12/18) of the HPV16-positive patients, including both CPI naïve and CPI refractory patients. Of note, in the 7 HPV16-negative patients- those with an HPV type other than HPV16 that do not express the molecular target of PDS0101, zero (0) of seven (7) patients experienced tumor reduction or an objective response, providing insight into the potential role of PDS0101 in the observed activity of the triple combination. These data suggest that HPV16-specific CD8+ and CD4+ T-cell induction by PDS0101 as demonstrated in preclinical studies and phase 1 clinical studies, may promote tumor reduction and enhanced clinical benefit of the triple combination.

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

PDS0101 in Combination with Chemo-Radiotherapy Clinical Trial (IMMUNOCERV):

In October 2020, a third PDS0101 Phase 2 clinical trial was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and preliminary anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. The study goals include evaluation of the rate of regression in patients with a primary tumor that is greater than or equal to 5cm among approximately thirty-five (35) patients. The rate of complete metabolic response is measured by PET-CT at day 170 and the rate of > 90% tumor volume reduction evaluated by MRI at 30-40 days from the start of treatment. Preliminary data is expected from this study in 2022. We believe that Versamune®’s strong T-cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication.

Index
Other Versamune® -Based Products in Development:

PDS0102 – Versamune® + TARP antigens

The TARP antigen is over-expressed in acute myelogenous leukemia (AML), prostate and breast cancers. In the U.S. 450,000 patients are projected to be diagnosed with prostate or breast cancer this year and 19,900 patients are projected to be diagnosed with AML. One hundred percent of adult and pediatric AML overexpress the TARP tumor antigen while approximately 90% of prostate cancers and 50% of breast cancers overexpress TARP, providing a potentially significant therapeutic opportunity to impact these diseases. In an early human clinical study, the National Cancer Institute demonstrated that its proprietary TARP antigens (TARP mix) were recognized by the immune system in prostate cancer patients with PSA biochemical recurrence leading to a notable reduction in tumor growth rates. In preclinical studies, a dramatically enhanced TARP-specific CD8+ killer T-cell response was observed when our designed TARP antigens were combined with Versamune® (PDS0102). Preclinical development is ongoing. On November 5, 2021 PDS and NCI entered into a Patent License Agreement to develop and commercialize a product including TARP antigens.  The patent for the TARP antigens extends through 2034. This license agreement is an important step to the further development and commercialization of PDS0102 and plans for a Phase 1/2 clinical trial to start in the second half of 2022.

PDS0103 – Versamune® + MUC1 antigens

In April 2020, the PDS-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103.  PDS0103 is an investigational immunotherapy owned by PDS and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein.  PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by PDS.  MUC1 is highly expressed in multiple solid tumors and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed. In preclinical studies, and similarly to PDS0101 and PDS0102, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8+ killer T-cells.  PDS0103 is currently in late preclinical development, and we requested a pre-IND meeting with the FDA to align on a clinical development plan. We are planning to initiate a Phase 2 clinical trial in mid- 2022.

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

Infectious Diseases

Our focus remains on developing our oncology products and progressing the clinical trials described above. However, we are also developing preventive vaccines to address several infectious diseases. Based on the key characteristics of Versamune® we are progressing preclinical development of PDS0202, a universal influenza vaccine candidate, which combines Versamune® with COBRA (Computationally Optimized Broadly Reactive Antigen) antigens.  These COBRA antigens were designed by renowned influenza expert Dr. Ted Ross at the University of Georgia. PDS0202 leverages Versamune®’s ability to induce the immune system to generate high levels of flu-specific neutralizing antibodies, CD4 helper and CD8 killer T-cells, as well as long-acting memory T-cells to potentially provide broad and long-term protection against multiple influenza strains. PDS0202 pre-clinical development is being supported by an agreement with the National Institute of Allergy and Infectious Diseases Collaborative Influenza Vaccine Innovation Centers, or CIVIC program.  We have completed pre-clinical formulation and we have entered into an agreement to license COBRA antigens with the University of Georgia initially to progress into a human clinical trial in 2022.

Index
PDS0203 is being designed with the goal to potentially provide long-term and broad protection against infection from COVID-19 and its potential mutations, based on the understood potential of Versamune® to prime the immune system to generate both antibodies for near term protection and T-cell responses for immune memory and long-term protection against pathogens. Farmacore Biotechnology has licensed Versamune® in Latin America to develop PDS0203 in Brazil.  Farmacore is developing and manufacturing the antigen component of the vaccine, leads all regulatory and clinical trial efforts in Brazil and has selected a top clinical research organization to conduct clinical trials.

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

MCTI indicated that it intends to make the funding available to perform a combined Phase 1/2 clinical trial, upon authorization by the Brazilian regulatory agency, Agência Nacional de Vigilância Sanitária (ANVISA) to initiate the proposed clinical program in Brazil.  Additional capital planned to be provided by MCTI will fund the manufacturing process scale up, production and the Phase 3 trial, pending the results of the Phase 1/2 trial. We plan to contribute Versamune® scientific expertise and operational support. Blanver Farmoquímica is expected to manufacture, promote, distribute, and commercialize the Versamune®-based COVID-19 vaccine in Latin America. We have not received confirmation of the availability of financial resources within the MCTI to support the clinical development and commercialization of a Versamune®-based COVID-19 vaccine in Brazil.  Clinical development and commercialization of a Versamune®-based COVID-19 vaccine in Brazil has not been initiated. As part of our strategic assessment of the program, Farmacore provided a comprehensive update on its efforts to develop a cGMP ready manufacturing plan and product for the antigen component of the vaccine. Farmacore has presented a proposal to meet certain development milestones in order to continue development of a COVID-19 vaccine containing Versamune®.  We have performed a program review and are in discussions with Farmacore to define the upcoming milestones for further development.

 Our current pipeline of Versamune®-based therapies is as follows:

Index
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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $10.6 million, and $10.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $54.4 million. Substantially all of our net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with these operations.

As of September 30, 2021, we had $69.7 million in cash and cash equivalents.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$3,688	$2,061	$1,627	79%
General and administrative expenses	3,274	1,846	1,428	77%
Total operating expenses	6,962	3,907	3,055	78%
Loss from operations	(6,962)	(3,907)	(3,055)	78%
Interest income	1	1	–	–
Net loss and comprehensive loss	$(6,961)	$(3,906)	$(3,055)	78%

Research and Development Expenses

Research and development expenses increased to $3.7 million for the three months ended September 30, 2021 from $2.1 million for the three months ended September 30, 2020. The increase of $1.6 million was primarily attributable to an increase of $0.7 million in personnel costs of which $0.5 million was stock compensation costs, and $0.9 million in costs related to clinical studies.

General and Administrative Expenses

General and administrative expenses increased to $3.2 million for the three months ended September 30, 2021 from $1.8 million for the three months ended September 30, 2020. The increase of $1.4 million is primarily attributable to an increase in personnel costs of $1.6 million, of which $1.0 million was stock compensation costs and $0.4 million was severance, partially offset by a decrease in professional fees of $0.2 million.

Index
Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		Increase (Decrease)
	2021	2020	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$7,865	$5,447	$2,418	44%
General and administrative expenses	7,252	5,428	1,824	34%
Total operating expenses	15,117	10,875	4,242	39%
Loss from operations	(15,117)	(10,875)	(4,242)	39%
Interest income	3	54	(51)	(94)%
Benefit from income taxes	4,516	-	4,516	100%
Net loss and comprehensive loss	$(10,598)	$(10,821)	$223	(2)%

Research and Development Expenses

Research and development expenses increased to $7.9 million for the nine months ended September 30, 2021 from $5.4 million for the same period in 2020. The increase of $2.5 million was primarily attributable to an increase in personnel costs of $0.9 million, of which 0.7 million was stock compensation costs, clinical studies of $2.1 million, regulatory fees of $0.2 million, facility expenses of $0.1 million offset by a decrease in manufacturing costs of $0.8 million.

General and Administrative Expenses

General and administrative expenses increased to $7.2 million for the nine months ended September 30, 2021 from $5.4 million for the same period in 2020. The $1.8 million increase was primarily attributable to an increase in personnel costs of $2.3 million, of which $1.4 million was stock compensation costs and $0.4 million was severance, facility expenses of $0.1 million offset by a decrease in professional services of $0.6 million.

Benefit from Income Taxes

Income tax benefit was $4.5 million for the nine months ended September 30, 2021 and $0 million for the nine months ended September 30, 2020. In the second quarter of 2021, we recognized approximately $4.5 million as a Benefit from Income Taxes from the sale of our NJ tax benefits pursuant to the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss program. This transaction reduced our reported net loss and comprehensive income for the nine months ended September 30, 2021 to approximately $10.6 million, or approximately $0.2 million less than reported for the same period in 2020 which did not include a similar sale of NJ tax benefits.

Index
Liquidity and Capital Resources

Our operations were initially financed from cash of $29.1 million from the consummation of the Merger in March 2019.

In July 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, we have the right, in our sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, in an aggregate amount of up to $20.0 million of our common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of our outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. We recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019 we filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. There is market uncertainty regarding the utilization of financing associated from the Aspire Purchase Agreement. As of September 30, 2021, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement.

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

As of September 30, 2021, we had $69.7 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of September 30, 2021 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(7,985)	$(8,520)
Net cash provided by investing activities	–	–
Net cash provided by financing activities	48,889	29,827
Net increase in cash	$40,904	$21,307

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.0 million and $8.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash used in operating activities of $0.5 million includes the $4.5 million NOL sale. Excluding the NOL sale, net cash used in operating activities would have increased $4.0 million primarily due to the increase in the loss before income taxes of $4.3 million, the change in prepaid expenses and other assets of $2.0 million, accounts payables and accruals of $0.3 million partially offset by an increase in stock-based compensation of $2.1 million, and a decrease in restructuring reserve of $0.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to the receipt of net proceeds from the issuance of common stock of $48.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to the receipt of net proceeds from the issuance of common stock of $29.8 million.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report. Our budgeted cash requirements in 2021 and beyond include expenses related to continuing development and clinical studies.  We believe that our existing cash and cash equivalents as of September 30, 2021 are sufficient to continue operations and research and development programs for at least the next 12 months from the date of this Quarterly Report. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 from those disclosed in our Annual Report on - Form 10-K for the year ended December 31, 2020.

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

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on the development of our product candidates and we have expanded our infectious disease pipeline since the pandemic brought renewed resources and interest on technologies such as the Versamune® platform in the context of research and development in prevention of COVID-19. We licensed Versamune® to Farmacore in Brazil to develop PDS0203; a vaccine for the prevention of COVID-19.  The Secretary for Research and Scientific Training of The Ministry of Science, Technology and Innovation of Brazil provided a commitment to fund up to approximately US$60 million to support the clinical development and commercialization of a Versamune®-based COVID-19 vaccine in Brazil. We have not received confirmation of the availability of financial resources within the MCTI to support the clinical development and commercialization of a Versamune®-based COVID-19 vaccine in Brazil. Clinical development and commercialization of a Versamune®-based COVID-19 vaccine in Brazil has not been initiated.

Index
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Smaller Reporting Company

As of January 1, 2021, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. However, we remain a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We will cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. We will continue to take advantage of some or all of the available exemptions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of September 30, 2021, we had cash equivalents of $69.7 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, we do not believe that an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 23, 2021, David R. Rosener, a purported stockholder of the Company, filed a putative class action and shareholder derivative complaint in the Court of Chancery of the State of Delaware (C.A. No. 2021-0644 JRS) against the Company and all of its directors and certain of its executive officers. The plaintiff named all current directors of PDS as defendants as well as PDS’s Chief Scientific Officer and PDS’s Chief Medical Officer and also named PDS as a nominal defendant. The plaintiff claims PDS’s bylaws required tabulation of broker non-votes on Proposal 3 at the Company’s 2021 annual stockholder meeting held on June 17, 2021, which sought shareholder approval of the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”). The complaint asserts claims for breach of fiduciary duties, declaratory judgment, waste of corporate assets and unjust enrichment in connection with the Restated Plan and the granting of an aggregate award of 1,040,700 stock options to certain executive officers pursuant to the Restated Plan.  The plaintiff seeks unspecified monetary damages, seeks to have the Restated Plan declared void, and seeks recission of the grant of stock options as ultra vires.  Given the early stage of this lawsuit, PDS is unable to reasonably estimate the costs associated with the lawsuit or predict the outcome.  Each of the Company, its directors and the named aforementioned executives intend to defend this action vigorously.  There can be no guarantee as to the timing of any resolution.

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

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On September 30, 2021, the Company delivered a notice of termination without cause to Seth Van Voorhees and removed him from his position as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer. The Company and Mr. Van Voorhees are continuing to discuss the terms of Mr. Van Voorhees separation from the Company.

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1**
Executive Employment Agreement, dated October 4, 2021, by and between PDS Biotechnology Corporation and Matthew Hill (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2021, and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith (unless otherwise noted as being furnished herewith)
**	Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

November 10, 2021	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo
President and Chief Executive Officer (Principal Executive Officer)

November 10, 2021	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)