Form 10-K
period 2021-12-31
PDS Biotechnology Corp
filed 2022-03-31
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Emerging growth company

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) of the registrant as of June 30, 2021, was $339,715,787 (based on the closing price for shares of the registrant’s common stock as reported on the Nasdaq Capital Market on that date).

The number of shares of the registrant’s common stock, par value $0.00033 per share, outstanding as of March 25, 2022 was 28,448,612.

Documents Incorporated By Reference

Portions of registrant’s definitive proxy statement relating to registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

Index
Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements (including within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended) concerning the Company and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management, as well as assumptions made by, and information currently available to, management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “project,” “intend,” “forecast,” “guidance”, “outlook” and other similar expressions among others. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation:

●	the Company’s ability to protect its intellectual property rights;

●	the Company’s anticipated capital requirements, including the Company’s anticipated cash runway and the Company’s current expectations regarding its plans for future equity financings;

●
the Company’s dependence on additional financing to fund its operations and complete the development and commercialization of its product candidates, and the risks that raising such additional capital may restrict the Company’s operations or require the Company to relinquish rights to the Company’s technologies or product candidates;

●
the Company’s limited operating history in the Company’s current line of business, which makes it difficult to evaluate the Company’s prospects, the Company’s business plan or the likelihood of the Company’s successful implementation of such business plan;

●
the timing for the Company or its partners to initiate the planned clinical trials for PDS0101, PDS0103, PDS0203 and other Versamune and Infectimune based products and the future success of such trials;

●
the successful implementation of the Company’s research and development programs and collaborations, including any collaboration studies concerning PDS0101, PDS0203 and other Versamune and Infectimune based products and the Company’s interpretation of the results and findings of such programs and collaborations and whether such results are sufficient to support the future success of the Company’s product candidates;

●
the success, timing and cost of the Company’s ongoing clinical trials and anticipated clinical trials for the Company’s current product candidates, including statements regarding the timing of initiation, pace of enrollment and completion of the trials (including our ability to fully fund our disclosed clinical trials, which assumes no material changes to our currently projected expenses), futility analyses, presentations at conferences and data reported in an abstract, and receipt of interim results (including, without limitation, any preclinical results or data), which are not necessarily indicative of the final results of the Company’s ongoing clinical trials;

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates;

●
any Company statements about its understanding of product candidates mechanisms of action and interpretation of preclinical and early clinical results from its clinical development programs and any collaboration studies; the acceptance by the market of the Company’s product candidates, if approved; the timing of and the Company’s ability to obtain and maintain U.S. Food and Drug Administration or other regulatory authority approval of, or other action with respect to, the Company’s product candidates; and

●
other factors, including legislative, regulatory, political and economic developments not within the Company’s control, including unforeseen circumstances or other disruptions to normal business operations arising from or related to COVID-19 and those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

In this Annual Report, unless otherwise stated or the context otherwise indicates, references to “PDS,” “the Company,” “we,” “us,” “our” and similar references refer to PDS Biotechnology Corporation, a Delaware corporation.

Index
PART I

Unless the context requires otherwise, references in this report to “PDS,” “Company,” “we,” “us,” and “our” and similar designations refer to PDS Biotechnology Corporation and our subsidiary.

ITEM 1.	Business

Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted immunotherapies designed to overcome the limitations of current immunotherapy and vaccine technologies. We own the proprietary T-cell activating platforms designed to train the immune system to better attack and destroy disease; Versamune®, for treatments in oncology and Infectimune™, for treatments in infectious disease. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune and Infectimune have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4+ helper and CD8+ killer T-cells, a specific sub-type of T-cell that is more effective at killing infected or target cells. Infectimune is also designed to promote the induction of disease-specific neutralizing antibodies. Our immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example, in combination with other leading technologies such as checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. We are also evaluating our immunotherapies as monotherapies in early-stage disease for oncology.  We are developing targeted product candidates to treat several cancers including Human Papillomavirus (HPV) associated cancers, melanoma, colorectal, lung, breast and prostate cancers. Our infectious disease candidates are of potential interest as vaccines to prevent COVID-19 and universal influenza.

Our current pipeline of Versamune-based targeted immunotherapies and Infectimune-based therapies focuses on the use of selected disease-associated antigens that have been demonstrated to be associated with a variety of solid tumors, as well as specific infectious diseases. Our pipeline is shown below:

PRODUCT	INDICATION	COMBINATION	PC	P1	P2	P3	R	PARTNER(S)
Oncology								
PDS0101 (HPV16)	Advanced/refractory HPV-positive anal, cervical, head and neck, penile, vaginal, vulvar cancers Arm 1: Checkpoint inhibitor naive 1st line treatment Arm 2: Checkpoint inhibitor refractory 2nd or 3rd line treatment	KEYTRUDA® (Standard of Care)						MERCK
PDS0101 (HPV16)	HPV-positive anal, cervical, head and neck, penile, vaginal, vulvar cancers Arm 1: Checkpoint inhibitor naive 2nd line treatment Arm 2: Checkpoint inhibitor refractory 3rd line treatment	Bintrafusp alfa and M9241						NIH National Cancer Institute
PDS0101 (HPV16)	1st line treatment of locally advanced (IB3-IVA) cervical cancer	Chemo-radiation (Standard of Care)						The University of Texas MD Anderson Cancer Center
PDS0101 (HPV16)	Treatment of patients with oropharyngeal cancer prior to transoral robotic surgery Arm 1: PDS0101 motherapy Arm 2: PDS0101 in combination with KEYTRUDA®	KEYTRUDA®						Mayo Clinic
PDS0102 (TARP)	TARP-associated AML, prostate and breast cancers	TBD						NIH National Cancer Institute
PDS0103 (MUC1)	MUC1-associated breast, colon, lung, ovarian and other cancers	TBD						NIH National Cancer Institute
PDS0104 (TRP2)	Melanoma	TBD						
Infectious Disease								
PDS0201 (M-tuberculosis)	Prevention of tuberculosis							Farma core
PDS0202 (influenza)	Universal prevention of influenza							NIH National Institute of Allergy and Infectious Diseases
PDS0203 (SARS-CoV-2)	Prevention of COVID-19							Farma core

PDS Biotech Funded — Partner Co-Funded

Index
Immunotherapy Overview

Immunotherapy is a treatment that uses the person’s own immune to fight disease by recognizing, attacking and eliminating cancer and also neutralizing infectious agents.  Immunotherapies, specifically for cancer treatment, come in a variety of forms including, but not limited to, killer T-cell stimulators, checkpoint inhibitors, CAR T-cell therapy and monoclonal antibodies.

Cancer remains a leading cause of morbidity and mortality despite improvements in treatment. The Versamune platform belongs to a class of promising new treatments that have emerged from the convergence of the oncology and immunology fields. These novel therapies, that harness the power of the immune system to fight cancer, are called immunotherapies. Cancer immunotherapies have significant potential to treat a broad range of cancers, and several have been approved by the United States Food and Drug Administration (“FDA”). While progress has been made in developing new anti-cancer immunotherapeutic technologies and products, significant challenges continue to limit their broad clinical effectiveness.  We are developing the Versamune based treatments with the goal of overcoming the limitations and safety concerns presented by other anti-cancer treatments.  PDS Biotechnology seeks to develop safe and effective therapies for cancer patients.

On a basic immunological level, there are considerable hurdles impeding the ability of immunotherapy to harness the body’s immune system. Although approved checkpoint inhibitors have been demonstrated to be effective in a small percentage of patients. However, for those patients who respond, the durability and duration of their responses can be significant. However, the reported rates of response for checkpoint inhibitors are only in the range of 15-20%. Importantly, immune therapies, including checkpoint inhibitors, CAR-Ts and live-vector vaccines, present the potential for significant systemic toxicities limiting their use both in the treatment of early-stage cancer or in combination with other approved anti-cancer treatments. In contrast to the above described immunotherapies, we believe Versamune may have a unique combination of potency and safety therefore presenting a significant commercial opportunity in both early and late-stage disease.

The challenges to effective immunotherapy

The inability to generate adequate quantities of high-quality killer (CD8+) T-cells, to minimize systemic toxicities, to overcome the immune system’s tolerance of the cancer and to generate immunological memory, all limit the clinical effectiveness of immunotherapies.  On a fundamental biological or immunological level, one of the most significant challenges facing the industry is the development of simple and easy to administer therapies that can effectively treat cancer with minimal side effects.  Suboptimal activation of killer (CD8+) T-cells remains a key limitation of immunotherapies. Potential hurdles exist at various stages of the immunological process, including poor uptake of the antigen by the dendritic cells as well as inadequate processing and presentation of the tumor antigen into the correct immunological pathways.

Cancer Immunotherapy

Cancer immunotherapy is a form of cancer treatment that utilizes the power of the body’s own immune system to recognize, attack and eliminate cancer. The ultimate goal of cancer immunotherapy is to improve patient quality of life and to extend patient life by slowing down the rate of spread of the cancer, shrinkage of the tumors and in some cases eradication of the cancer. The body’s immune system is a complex, biological network designed to defend against germs, other microscopic invaders, and cancer cells. Once the immune system recognizes an organism or cell as foreign or dangerous, it begins a series of complex reactions to identify, target and eliminate them. This process of events is referred to as mounting an immune response. Cancer immunotherapy takes advantage of the fact that most cancer cells express unique proteins, also called tumor antigens, not normally expressed by healthy cells that can be recognized by the immune system as abnormal. Because the immune system is precise, for the most part, a resulting immune response can target these dangerous cancer cells exclusively while sparing healthy cells. However, the challenge remains that cancer cells are able by various mechanisms to evade the immune system’s surveillance, so the body becomes tolerant to them.

An ideal cancer immunotherapy should have the following attributes to maximize the opportunity for clinical effectiveness in patients. It should:

●	Stimulate both tumor-specific killer and helper T-cells within the body
●	Activate, arm and expand large numbers of T-cells that recognize the tumor
●	Alter or de-camouflage the tumor microenvironment (TME) to make the cancer more visible or susceptible to attack by the immune system
●	Generate immune memory, so that if the cancer cells return, the immune system can recognize and eliminate them
●	Optimize safety and tolerability by limiting systemic inflammation and toxicity

Index
As stated in the June 2019 issue of The Journal of Immunology, a leading peer-reviewed journal in the field of immunology, our Versamune platform possesses each of these attributes, inducing potent anti-tumor responses in preclinical studies. (Gandhapudi, et al., J. Immunology, June 2019; Rumfield et al, J. Journal for ImmunoTherapy of Cancer, May 2020). We believe our Versamune technology platform is unique in its ability to successfully encompass the mechanistic attributes required to induce a safe and effective anti-cancer immune response.

How does cancer immunotherapy work?

An important function of the body’s immune system is to scan for proteins not normally expressed in healthy tissue (antigens). Once an antigen has been identified as foreign, abnormal or dangerous, the antigen is presented to T-cells, a type of white blood cell effective at eliminating cancer cells and infectious agents (e.g. bacteria and viruses). The presentation of an antigen to T-cells is implemented primarily in the lymph nodes by specialized antigen presenting cells known as dendritic cells which are programmed specially to identify foreign antigens, process them and to present them to T-cells. Unique proteins on the surface of dendritic cells, known as major histocompatibility complex (MHC) molecules, bind to the foreign antigen and display them on the cell surface for recognition by the appropriate T-cells. Then, once presented, a sub-population of T-cells known as the CD8+ or killer T-cells, are primed and respond to the specific foreign antigen by attacking and killing the cells containing the abnormal protein. Other T-cell sub-populations, such as CD4+ or helper T-cells, are also critical in regulating immune responses.

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

Production of adequate numbers of high-quality CD8+ killer T-cells alone, however, is insufficient to eradicate all cancer cells. One of the difficulties in treating cancer, stems from the fact that cancer cells have the unique ability to evade the immune system; they camouflage themselves or suppress T-cell attack by activating immune mechanisms that suppress the ability of T-cells to detect or attack them. They accomplish this in part by increasing the population of immune suppressive cells, including cells known as regulatory T-cells (Treg) as well as other cell types, within the tumor microenvironment. An effective immunotherapy must overcome the tumor’s immune suppressive mechanisms in order to successfully locate and attack the cancer cells.

Finally, cancers can be difficult to cure because they may recur even after successful initial treatment due to micro-metastatic (hidden) tumors that are not completely eradicated after treatment and that eventually expand.  It is yet another task of the immune system to remain vigilant over a sustained period to mitigate the risk of recurrence.  Such vigilance may be mediated by memory T-cells which serve as the immune system’s long-term memory. To be durable and effective over an extended period after treatment, and to minimize the likelihood of cancer recurrence, an immunotherapy should enhance this immune function as well.

Index
Versamune Products

Versamune has shown the potential to overcome the challenges of immunotherapy

Versamune is a proprietary non-viral (synthetic) vector or T-cell activating platform designed to overcome the challenges of current immunotherapy and improve the treatment outcomes of patients with cancer. Versamune-derived products are based on positively charged (cationic) and immune activating lipids that form spherical nanoparticles in aqueous media. These lipids include the R-enantiomer of 1,2-dioleoyl-e-trimethyl-ammonium-propane (R-DOTAP). Cationic lipids are positively charged molecules that have a water-soluble portion (head group) attached to a water insoluble tail. The water-soluble portion of the molecule has a positive charge and the water-insoluble portion is made up of hydrocarbon (also called fatty acid) chains. The nanoparticles, which are coated with a positive charge, are deliberately sized to mimic viruses, facilitating detection by the body’s immune system and uptake by dendritic cells.

To treat a specific cancer, the unique or overexpressed antigen found on the surface of the cancer cells is manufactured, then mixed with the Versamune nanoparticles to create a pharmaceutical product for simple subcutaneous injection.

Index
Versamune has the potential to promote dendritic cell update of antigens

One of the biggest challenges in developing a potent immunotherapy has been dendritic cell uptake. Versamune is designed specifically to be taken up by dendritic cells in the skin. As noted, Versamune nanoparticles are sized comparably to viruses normally taken up as part of the natural function of the dendritic cells, facilitating efficient uptake of the Versamune-based immunotherapy. Studies evaluating the uptake of Versamune nanoparticles by dendritic cells and epithelial cells, found almost exclusive uptake by the dendritic cells. Four hours following a single subcutaneous injection, about 80% of the dendritic cells in the draining lymph node were found to have taken up the Versamune-based immunotherapy.

INJECTION SITE

Versamune® + tumor antigen
Dendritic cell

Dendritic cell

In addition, as the surface of Versamune® is positively charged and the body's cells are negatively charged, Versamune® tends to be quite "sticky" and serves as a depot at the injection site for several days following subcutaneous injection. Large numbers of dendritic cells thus have the opportunity to be recruited and to take up the nanoparticles.

Index
Versamune has the potential to promote efficient antigen processing and T-cell presentation

When dendritic cells take up Versamune nanoparticles they become activated, mature and begin recruiting additional dendritic cells. Once inside the dendritic cell, the tumor-associated antigen is released and processed into the requisite small peptides (pieces of protein) in the cell compartment known as the cytoplasm. An important potential advantage of Versamune is its ability to fuse with and destabilize endosomes in the cell, promoting efficient entry of the antigen into the cell compartment where processing can take place. Processed antigen is turned into peptides that then present in both the MHC class I and class II pathways. The MHC class I pathway is critical to programming CD8+ killer T-cells and the MHC class II pathway to programming CD4+ helper T-cells to recognize tumor antigens. When Versamune-induced maturation occurs, the dendritic cells express costimulatory molecules on their surface, which facilitate the highly efficient uptake and presentation of antigens to the T-cells. We believe this activity overcomes one of the most significant limitations of current immunotherapy development – the efficient priming of critical CD8+ killer T-cells against tumor antigens. Interestingly, Versamune has been demonstrated to promote presentation of antigens to CD4+ helper cells as well.

Index
Versamune has the potential to promote efficient activation and robust expansion of high quality polyfunctional CD8+ killer T-cells in Lymph Nodes

Ultimately mature dendritic cells migrate into lymph nodes, small glands located throughout the body containing white blood cells including T-cells, where much of the key immunological activity pertaining to the priming and expansion of T-cells takes place.  In the lymph nodes the dendritic cells present the tumor antigens to T-cells resulting in activation or priming of the T-cells to recognize the particular antigen expressed by the cancer. Importantly, Versamune has also demonstrated the potential to upregulate type I interferon genes (type I IFN), which are responsible for critical immunological processes. Upregulation of type I IFN induces an important immunological protein called CD69 that facilitates interactions between the dendritic cell and T-cells in the lymph nodes.

Upregulation of type I IFN signaling also induces multiple immune messenger proteins called cytokines and chemokines that further signal T-cells to infiltrate into the lymph nodes. Powerful activators of CD8+ killer T-cells, such as CCL2 and CXCL10 are documented to be induced by Versamune as well. As the Versamune-induced production of chemokines appears to be restricted to the lymph nodes, the site of T-cell activation, it provides for both superior activation and expansion of CD8+ killer T-cells. Localization of these immune messengers within the lymph nodes and their limited presence in the blood circulation enhances the safety of the Versamune-based immunotherapies. Thus, through the versality of its mechanisms of action, as understood to date, we believe that Versamune may safely promote the efficient and robust expansion in-vivo of large numbers of highly potent (polyfunctional) CD8+ killer T-cells, both critical factors in developing a successful immunotherapy.

Versamune® Promotes Activation and Robust Expansion of Both Antigen-specific CD8+ Killer and CD4+ Helper T-cells

Activated
CD8+ killer T-cell
IL-2
IFNγ
TNF
Activated
CD4+ helper T-cell
Total cells in draining lymphnods (x 10³ cells)
8000
6000
4000
2000
0
Versamune®
Control
4 hrs
16 hrs
3 days
4 days
7 days

Versamune  has the potential to overcome immune suppression

Regulatory T-cells (Treg) are a sub-population of white blood cells normally responsible for recognizing normal healthy cells and for preventing autoimmune disease. In cancer however, they are utilized by the cancer cells to suppress immune detection. Versamune may contribute to significant alteration of the tumor microenvironment by dramatically reducing the Treg to killer CD8+ T-cell ratio thus making the tumors more susceptible to destruction by killer T-cells. Preclinical studies have demonstrated that lowering the Treg to CD8+ killer T-cell ratio with polyfunctional CD8+ killer and CD4+ helper T-cells promotes effective tumor lysis and regression.  Overcoming a tumor’s immune tolerance and minimizing its ability to evade detection is a significant goal of a successful cancer immunotherapy that together with potent T-cell induction may translate to enhanced tumor elimination.

Index
In preclinical studies, Versamune (R-DOTAP) nanoparticles demonstrated a reduction in the Treg/CD8+ T-cell ratio

Results of Comparative Preclinical Testing of Versamune and Other Immunotherapies for the eradication of a Tumor

Using the tumor model, the Versamune based therapy was unique in its ability to reduce the tumor size and eventually completely regress the tumors. The results from the Versamune based treatment are attributed to its ability to induce: (i) powerful activation of the critical immunological signaling pathways, (ii) robust production of both CD8+ killer and CD4+ helper T-cells, and (iii) the degradation of the tumor’s protective immune suppression mechanism.

Tumor volume (mm³)
1750
1500
1250
1000
750
500
250
0
Untreated
HPV16 alone
Adjuvant* +HPV16
Versamune® +HPV16
Results typical of current top clinical-stage HPV cancer vaccines
0 5 10 15 20 25 30 35 40 45 50 55 60 65 70 75 80 85 90
Days Post Tumor Implant

Index
Versamune has the potential to induce Immune Memory

Memory T-cells allow the body to maintain tumor-recognizing and attacking T-cells for an extended period after treatment, with the ideal outcome of reducing cancer recurrence. Preliminary studies demonstrated that Versamune protected mice that had experienced tumor regression against tumor reestablishment even when the mice were reinjected with the same tumor cells. This sustained protection was evidence of immune memory: persistence of antigen-specific T-cells to recognize tumor proteins associated with a particular cancer, as the animals were not protected against establishment of different tumors. Evidence of the potential for Versamune-based immunotherapies to induce immune memory was also demonstrated in a phase 1 clinical trial in humans.

Enhancing tumor-specific memory responses to monitor for tumor antigens and eradicate cancer cells well after initial treatment we believe provides potential for significant durable clinical benefit by possibly reducing the incidence of tumor recurrence and improving survival of patients.

Today, many cancer immunotherapies produce serious systemic autoimmune effects due to blockage of existing regulatory mechanisms such as the immune checkpoints as well as inflammatory toxicities due to the increased presence and spikes of cytokines in the blood circulation. We believe the mechanism of action of Versamune as well as its design have the potential to contribute to the localization of cytokines in the lymph nodes and specific targeting of CD8+ killer T-cells to antigens in tumor tissue. Therefore, the hypothesis is that Versamune-based therapies may exhibit an improved and favorable safety profile compared to currently available treatments.

As noted, Versamune is injected subcutaneously (under the skin) and its mechanisms of action are localized primarily in the lymph nodes. Further supporting these observations are data demonstrating that negligible levels of Versamune-induced cytokines were detected in the blood of mice. Very low quantities of Versamune were detected in the blood or in any organ outside of the lymph nodes.

Additionally, Versamune is broken down (hydrolyzed) in the body into fatty acids and excreted, showing in these preliminary studies that it could mitigate the potential for short- or long-term accumulation of the nanoparticles. These preclinical observations have been confirmed by early clinical data documenting that this localized and highly specific cascade of immune activity was associated with an absence of significant systemic toxicity at all doses tested. In a phase 1 clinical trial designed to evaluate safety, all patients had transient swelling and redness at the injection site due to initiation of the immunological cascade at the injection site which cleared completely within 3-7 days and no dose-limiting toxicities or long-term safety concerns were observed. Similarly, in our ongoing Phase 2 trials in combination with other treatments, no dose-limiting toxicities or long-term safety concerns were attributed to PDS0101 since three of the four studies were initiated in 2020.

In choosing and designing a Versamune-based therapy for development, careful attention is paid to selecting specific, appropriate antigens because, as described above, Versamune induces a strong T-cell response to the antigen. All of the antigens currently being evaluated in combination with Versamune are present primarily in cancer cells which should therefore result in tumor-specific T-cell attack, thereby minimizing off-target toxicity and potential destruction of healthy cells and tissue.

Index
Versamune’ s potential as a cancer immunotherapy platform

The unique ability of Versamune to modulate and enhance numerous critical steps required for an effective immune response and to be combined with targeted specific antigens found on tumor cells, offers several exciting opportunities to treat a variety of cancers. Further, its diverse mechanisms of action together with its favorable safety profile suggest therapeutic promise when used in combination with other treatment modalities or immunotherapies such as checkpoint inhibitors as well as in the single-agent monotherapy setting.

PDS0101: Human Papillomavirus (HPV)-Related Cancers

Despite the successful introduction of HPV preventive vaccines, HPV-related cancers remain a significant component of the global cancer burden. HPV infection occurs in both men and women and is associated with head and neck (oropharyngeal), cervical, anal, vaginal, vulvar and penile cancers.

PDS0101 is our lead Versamune-based immunotherapy. PDS0101 combines Versamune with a mixture of short proteins (peptides) derived from the cancer-causing HPV16 viral protein. HPV16 is the most pervasive and difficult to treat HPV amongst the 13 different high-risk, cancer-causing HPV types. In a preclinical study in the most widely utilized animal HPV-cancer tumor model, PDS0101 uniquely induced complete regression of the tumors after a single sub-cutaneous injection. These data prompted a phase 1 open-label, dose-escalation, proof of concept study of PDS0101 in women with cervical intraepithelial neoplasia (CIN) infected with high-risk HPV types. The data demonstrated that PDS0101 was immunologically active at all three doses studied, confirmed induction of high levels of active HPV-specific CD8+ killer T-cells, and was associated with clinical regression of the cervical lesions that often occurred rapidly. These results suggest that PDS0101 activated the critical mechanisms in humans resulting in potent T-cells which target and effectively kill human HPV-positive cancer cells. All patients who experienced regression remained disease-free over the 2-year retrospective evaluation period, suggesting potential durability or memory of the immune response. The clinical data were presented at the 34th Annual Society for the Immunotherapy of Cancer Conference in November 2019 (Wood, et al., 2019).  Based on these encouraging preclinical and human data, PDS0101 is being studied in multiple phase 2 clinical studies in various HPV-related cancers in collaboration with the NCI, Merck, MD Anderson Cancer Center and Mayo Clinic. We are currently conducting 4 phase 2 clinical studies for PDS0101.

PDS0102: T-cell receptor gamma Alternate Reading frame Protein (TARP)-Related Cancers

The TARP antigen is strongly associated with prostate and breast cancers. In the U.S. 450,000 patients are projected to be diagnosed with prostate or breast cancer this year. Approximately 90% of prostate cancers and 50% of breast cancers overexpress the TARP tumor antigen. In a human clinical trial, the National Cancer Institute demonstrated that its proprietary TARP antigens were effectively recognized by the immune system in prostate cancer patients with PSA biochemical recurrence leading to a notable reduction in tumor growth rate. In preclinical studies, a dramatically enhanced TARP-specific killer T-cell response was observed when our designed TARP antigens were combined with Versamune. As discussed further below, in November 2021, we entered into the NCI Patent License Agreement with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, (“NCI”) of the National Institutes of Health (“NIH”).  We obtained a nonexclusive worldwide license to the patent rights for NCI’s T-cell receptor gamma alternate reading frame protein (“TARP”) to develop and commercialize TARP peptide-based therapies in combination with our Versamune technology for the treatment of Acute Myeloid Leukemia, prostate and breast cancers. Preclinical development is ongoing.

PDS0103: Mucin-1 (MUC1)-Related Cancers

MUC1 is highly expressed in multiple solid tumor types and has been shown to be associated with drug resistance and poor disease prognosis. We are developing PDS0103, a Versamune-based therapy in combination with novel, highly immunogenic, agonist epitopes of the MUC1 oncogenic C-terminal region to treat ovarian, breast, colorectal and lung cancers. In preclinical studies, similar to PDS0102, a dramatically enhanced MUC1-specific killer T-cell response was observed when the novel antigens were combined with Versamune. Preclinical development is ongoing.

Versamune has demonstrated immunological compatibility with a wide array of tumor and pathogenic antigens. While our current oncology pipeline pairs Versamune with 4 different tumor antigens, to address over 10 cancer types, more than 75 tumor antigens have been identified and reported. The versatility of the platform suggests that Versamune could work well with a wide range of identified tumor antigens and neoantigens. We are exploring the expansion of our Versamune-based pipeline by pairing the technology with multiple tumor antigens to develop additional product candidates.

Index
Infectimune’ s potential as an infectious disease vaccine platform

PDS Biotechnology has developed a second cationic platform that is being applied to the development of infectious disease vaccines and this specific formulation has been trademarked Infectimune.  It has been formulated to activate the immune system to induce rapid and longer-lasting neutralizing antibody responses for improved protection against infectious pathogens.  It has the potential to induce T-cell responses including memory T-cell responses to provide the immune system with long-term memory and potential sustained protection against infectious pathogens over an extended period of time that may exceed traditional antibody-based protection. It could provide safe and effective vaccines that are well tolerated by healthy individuals.

PDS0201: Tuberculosis

PDS0201 combines the utility of the Versamune platform with bacillus Mycobacterium tuberculosis (M. tuberculosis) antigens. Tuberculosis (TB) is the leading cause of death from a single infectious agent and is caused by the bacillus Mycobacterium tuberculosis, which is spread when people who are sick with TB expel bacteria into the air. About a quarter of the world’s population is infected with M. tuberculosis and thus at risk of developing TB disease.  It has been reported that a total of 1.5 million people died from TB in 2020. Worldwide, TB is one of the top 10 causes of death and the leading cause from a single infectious agent (above HIV/AIDS).  It is estimated that 10 million people fell ill with TB worldwide - 5.7 million men, 3.2 million women and 1.1 million children. There were cases in all countries and age groups. Multidrug-resistant TB (MDR-TB) remains a public health crisis and a health security threat. The World Health Organization (WHO) estimates that there were 484,000 new cases with resistance to rifampicin – the most effective first-line drug, of which 78% had MDR-TB. WHO has identified TB as a global priority and is focused on eradication of the disease. The only licensed vaccine for prevention of TB disease was developed almost 100 years ago. PDS0201 is currently in preclinical development.

PDS0202: Universal influenza vaccine

According to the World Health Organization, influenza causes 3 to 5 million cases and approximately 290,000 to 650,000 deaths each year. Due to the existence of multiple strains of flu, a new seasonal flu vaccination is usually developed to provide protection against the strains predicted to be prevalent in an upcoming flu season. As a result, the protective efficacy of the current vaccines varies widely from season to season. We are developing a new generation of flu vaccines with the potential to provide long-lasting, and broad protection against multiple strains of the virus. We believe that the successful development of a universal flu vaccine could eliminate the need to create a vaccine to protect against each year’s predicted variants. Our Infectimune platform is combined with computationally optimized broadly reactive antigen (COBRA) to potentially provide longer lasting, more effective response to the influenza vaccine. The preclinical work is complete, and we are working to obtain nondilutive financing to fund the next steps in development. In the fourth quarter of 2021, we entered into the UGA Patent License Agreement with the University of Georgia which provides a nonexclusive license to the patent rights for the University of Georgia’s COBRA antigens to develop and commercialize a universal influenza vaccine worldwide. The UGA Patent License Agreement includes customary milestone payments and royalties. Preclinical work is ongoing.

PDS0203: SARS-CoV-2 vaccine

Our Infectimune platform based COVD-19 vaccine combines our nanoparticle technology with a SARS-CoV-2 recombinant protein derived from the spike (S) protein. Notably, the protein in this fully synthetic vaccine includes conserved and non-mutating regions of the virus. The vaccine has demonstrated strong potential in preclinical studies to efficiently promote the induction of killer (CD8+) and helper (CD4+) helper T-cells that recognize and induce immune responses against such non-mutating regions of the virus. The protein also includes regions of the spike protein that result in the induction of neutralizing antibodies. Development is being conducted in Brazil by our collaborator Farmacore, who is fully responsible for the development program, and clinical trials will be conducted in Brazil following all necessary regulatory approvals.  Farmacore is continuing to work on manufacturing and scale up process for the antigen component of the vaccine.

Index
Versamune Development Strategy

The unique combination of high potency and excellent safety of the Versamune platform observed in preclinical studies was corroborated in the successfully-completed 12-patient PDS0101 Phase 1/2a clinical trial.  In September 2019, we reported retrospective clinical outcome data from this trial. Despite most of the patients being infected with multiple HPV strains including or excluding HPV 16, regression was seen in 8 out of 10 patients, with complete regression of pre-cancerous lesions documented in 6 out of 10 patients at their first post-treatment evaluation, which occurred within 1-3 months of completing treatment.  In addition, the fact that no disease recurrence occurred over the two-year evaluation period strongly suggested a robust and durable therapeutic immune response due to the induction of T-cells by PDS0101 administration that were clinically active. As a result of this information and the documentation in the trial of PDS0101’s ability to generate potent and biologically active CD8+ T-cells in-vivo, we focused our clinical strategy on areas of more severe unmet medical need in which PDS0101 is combined with other immune-modulating agents, including checkpoint inhibitors and standard of care e.g., chemoradiotherapy, to provide improved clinical benefit to patients.

We believe that rational design of combination immunotherapies using complementary agents that promote synergy with each other and reduce the potential for compounded toxicity will substantially enhance the potential for combination therapies to deliver improved clinical benefit for cancer patients. Versamune appears to activate an appropriate combination of immunological pathways to promote strong CD8+ T-cell induction while also altering the tumor microenvironment to make tumors more susceptible to T-cell attack, which we believe makes it an ideal complement to checkpoint inhibitors and other immune-modulating agents by enhancing their potency as part of combination therapies. In addition, the differences in mechanism of action between Versamune and checkpoint inhibitors, as well as the initial demonstrated safety profile of Versamune, suggests that these combinations may be potentially much better tolerated by patients than other combination therapies involving checkpoint inhibitors and other cancer treatments such as immune-cytokines and chemotherapy.

VERSATILE-002: PDS0101 + KEYTRUDA®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer opened and is actively recruiting patients.  The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this PDS Biotech-sponsored trial, patients whose cancer has returned or spread following initial treatment, will be able to avoid chemotherapy and take this combination of two immuno-therapy drugs. Enrolling patients with more functional immune systems that have not been compromised by extensive chemotherapy may allow improved efficacy of the combination.  Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care KEYTRUDA® therapy administered every three weeks until disease progression.  The primary endpoint of VERSATILE-002 is the objective response rate – or ORR – at six months following initiation of treatment.  There are two cohorts in the trial. Cohort 1 is for patients that are yet to be treated with a checkpoint inhibitor (CPI naïve) and cohort 2 which consists of patients that have failed checkpoint inhibitor therapy (CPI refractory).

In the February 2022, we announced we had achieved the preliminary efficacy milestone of at least four or more objective responses of the first 17 patients in the CPI naïve arm which now allows that arm to proceed to full enrollment. We also announced detailed preliminary safety data which showed that the combination is likely safe and well tolerated without evidence of enhanced or significant toxicity in the first 18 patients in the CPI naïve arm. We continue to enroll patients in the first stage of the CPI refractory arm.

Index
National Cancer Institute: PDS0101+ M9241 +Bintrafusp Alfa

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement (CRADA), in NCI, led Phase 2 clinical trial evaluating PDS0101 with NHS-IL12 (M9241), and M7824 (Bintrafusp Alfa), both of which are owned by EMD Serono (Merck KGaA) in patients with advanced/refractory HPV-associated cancers who have failed prior treatment. In February 2021, we announced that the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced/refractory HPV-associated cancers achieved its preliminary objective response target in patients naïve to checkpoint inhibitors which allowed for full enrollment of approximately 20 patients in this group.  In addition, based on promising results in the CPI naïve arm, the trial was amended to allow enrollment of a separate cohort of checkpoint inhibitor-refractory patients for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 checkpoint inhibitor refractory patients is ongoing.  The NCI recently achieved the intended enrollment objective of 30 patients in the CPI refractory arm of the trial.  The trial has enrolled 45 patients and enrollment in the trial will continue until the total enrollment of 56 patients is achieved.

Preclinical study results arising from this CRADA were recently published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of an HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer 2020;8:e000612. doi:10.1136/ jitc-2020-000612), indicating that PDS0101 generated both HPV-specific T-cells and an associated antitumor response when used as a monotherapy.  When PDS0101 was combined with two other novel clinical-stage anti-cancer agents, Bintrafusp Alfa and M9241, the preclinical data suggested that all three therapeutic agents worked synergistically to provide superior tumor T-cell responses and subsequent tumor regression when compared to any of the agents alone or the 2-component combinations.  If the published preclinical data demonstrating powerful activity of the triple combination is successfully confirmed in the ongoing Phase 2 trial, this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

In June 2021, at the American Society of Clinical Oncology (ASCO) conference the NCI announced interim data in this trial which included, data in both CPI naïve and refractory patients.  In the CPI naïve group 83% (5/6) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease.  100% of the CPI naïve patients were alive at a median duration of 8 months.  In the CPI refractory group 42% (5/12) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease.  10/12 (83%) of CPI refractory patients were alive at a median duration of 8 months.  An update provided in January 2022 showed as of December 31, 2021, that >40 subjects had been recruited into the trial and 30 HPV16-positive patients had been evaluated.  The median survival of all patients (3:1 CPI refractor to naïve) was 12 months and progressing.  The historical survival of CPI naïve and CPI refractory advanced HPV-associated cancers when treated with CPI are 7-11 months and 3-4 months respectively.

MD Anderson Cancer Center (IMMUNOCERV): PDS0101+ Chemoradiotherapy

In October 2020, a third PDS0101 Phase 2 clinical study was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. PDS believes that Versamune’s strong T-cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication. Enrollment rate in this trial had been negatively impacted by the COVID-19 pandemic and enrollment is on-going.

Mayo Clinic: PDS0101 Monotherapy and in combination with KEYTRUDA®

In February 2022 we announced the initiation of an Investigator-Initiated Trial (ITT), MC200710, for PDS0101 alone or in combination with the checkpoint inhibitor, KEYTRUDA®, in patients with HPV-associated oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence.  The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar of Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this upcoming trial not only broadens our addressable patient population of those affected by the increasing incidence of HPV(+)OPSCC, but also allows us to better understand the activity of PDS0101 alone or in combination with KEYTRUDA® in earlier stages of disease.  This trial is currently open for enrollment.

Index
In this trial treatment will be administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. PDS0101 has been shown to induce killer T-cells that target and kill HPV-positive cancers, either alone or in combination with checkpoint inhibitors in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-associated cancers.  This trial will explore whether PDS0101 with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

Our clinical development strategy of combining PDS0101 with standard of care treatment is designed to mitigate risk in our proof-of-concept phase 2 trials.  It is also designed to demonstrate the potential for significantly enhanced clinical benefit to patients over the standard of care, without compounding toxicity. If we achieve this goal, we believe that we will have a clear path towards commercialization of PDS0101 in multiple indications.  After initial commercial approval, our strategy of combining PDS0101 with standard of care also positions us for rapid market penetration and expansion.

Our clinical development strategy of combining PDS0101 with standard of care treatment is designed to mitigate risk in our proof-of-concept phase 2 trials.  It is also designed to demonstrate the potential for significantly enhanced clinical benefit to patients over the standard of care, without compounding toxicity. If we achieve this goal, we believe that we will have a clear path towards commercialization of PDS0101 in multiple indications.

PDS0102

PDS0102 is an investigational immunotherapy utilizing tumor-associated and immunologically active T-cell receptor gamma alternate reading framed protein (TARP) from the NCI. PDS0102 is designed to treat TARP-associated cancers including, acute myeloid leukemia (AML), prostate and breast cancer. In our preclinical work, the administration of PDS0102, the Versamuine+TARP antigen combination led to the induction of large numbers of tumor targeted killer T-cells. In addition, the TARP tumor antigen alone has already been studied at the NCI in men with prostate cancer and been shown to be safe, immunogenic with slowing tumor growth rates (NCT00972309). We are evaluating the next steps in the clinical development of PDS0102 and are seeking nondilutive financings to move to human trials.

PDS0103

In April 2020, the above mentioned, PDS-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103.  PDS0103 is an investigational immunotherapy owned by us and designed to treat cancers associated with the mucin-1, or MUC-1, oncogenic protein.  These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune with novel highly immunogenic agonist epitopes of MUC-1 developed by the NCI and licensed by PDS. PDS0103 is currently in late preclinical development.

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.  Expression of MUC-1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8 killer T-cells.  In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103. We were satisfied with the responses and believe we will submit our IND package in the third or fourth quarter of 2022 and will start human trials at the end of 2022.

Infectimune Development Strategy

We believe that the key differentiating attributes of the Infectimune platform technology, are strong induction of CD8+ and CD4+ T-cells as well as antibodies, which can be leveraged to improve treatment and preventive options in several infectious disease indications.  Specifically, the COVID-19 pandemic has provided a unique opportunity to highlight Infectimune’s potentially transformative utility in the development of more effective and longer lasting protective vaccines.  Our expanded infectious diseases pipeline now covers three infectious pathogens and vaccines.  Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses.  However, the induction of T-cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

Index
PDS0203: COVID-19

Farmacore is developing PDS0203 under a licensing agreement with PDS Biotechnology. PDS0203 is a second-generation Infectimune-based COVID-19 vaccine candidate: a simple subunit vaccine that utilizes a recombinant protein derived from the Spike protein of SARS-CoV-2, as opposed to an inactivated virus-based vaccine.  Preclinical studies of PDS0203 have shown the induction of strong neutralizing antibodies, virus-specific polyfunctional CD8+ (killer) and CD4+ (helper) T-cells, and long-term memory T-cell responses.  Initial financial support for the program has been provided by the Brazilian government for preclinical development.

On February 22, 2021, PDS Biotechnology and Farmacore announced that Blanver Farmoquímica e Farmacêutica S.A joined their efforts (collectively the “Consortium”) to develop and commercialize a novel COVID-19 vaccine in Latin America. Under the terms of the agreement, São Paulo-based Blanver will manufacture, promote, distribute, and commercialize the Infectimune-based COVID-19 vaccine in Latin America.

On March 11, 2021 we announced that the Consortium received a commitment from the Secretary for Research and Scientific Training of the MCTI, Brazil to fund up to approximately US$60 million to support the clinical development and commercialization of an Infectimune-based COVID-19.

The progression of the Farmacore development program was delayed in the fourth quarter of 2021.  After a review of the program by PDS and Farmacore, the agreement with Farmacore was extended for six months to May 31, 2022 to provide additional time to Farmacore to commence manufacturing and scale up of drug product for use in clinical trials and any necessary process development work.  PDS will continue to monitor Farmacore’s progress with this program.

PDS0203 is being designed with the goal to potentially provide long-term and broad protection against infection from COVID-19 and its potential mutations, based on the understood potential of Infectimune to prime the immune system to generate both antibodies for near term protection and T-cell responses for long term protection against pathogens. Preclinical data of studies performed at the University of Kentucky indicates that PDS0203 elicits the induction of highly active and potent virus-specific CD8 killer and CD4 helper T-cells within 14 days of treatment.  The study also showed induction of the long-lasting virus-specific memory T-cells necessary for longer term protection.  A 30-45-fold increase in COVID-19 specific T-cells was observed by Day 14 when compared to the vaccine without Versamune.  These preclinical studies also indicated induction of strong anti-SARS-CoV-2 neutralizing antibodies within 14 days, with a 20-25-fold increase when compared to the vaccine without Versamune.

The peer-reviewed scientific publication “A Newcastle Disease Virus (NDV) Expressing a Membrane-Anchored Spike as a Cost-Effective Inactivated SARS-CoV-2 Vaccine” by Sun et al. Vaccines (2020, volume 8, issue 4, page 771) also provides strong rationale for clinical development of an Infectimune-based COVID-19 vaccine to maximize the full breadth of immune responses induced against SARS-CoV-2.   This research conducted at the Mount Sinai Icahn School of Medicine, NY, indicated that there is powerful antibody induction by Versamune against SARS-CoV-2 at low antigen doses suggesting potential for an effective antigen dose sparing COVID-19 vaccine.  These data are based on preclinical studies combining our Infectimune technology with an inactivated Newcastle disease virus (NDV)/SARS-CoV-2 vaccine (NDV vaccine) developed at Mount Sinai.

The preclinical study compared various treatment regimens in their ability to induce antibodies against SARS-CoV-2:

●	the NDV vaccine alone at doses of 5µg, 10µg and 20µg,

●	the NDV vaccine in combination with Versamune at 0.2µg, 1µg and 5µg,

●	and the NDV vaccine in combination with Addavax, an adjuvant well-known for its ability to induce powerful antibody responses, at 0.2µg, 1µg and 5µg.

Index
As seen in Figure 3B of the publication, shown below, the NDV vaccine with R-DOTAP nanoparticles (Infectimune) yielded the strongest antibody responses. Figure 3C, also shown below, highlighted Infectimune’s ability to induce the highest levels of neutralizing antibodies even at the lowest studied antigen dose of 0.2µg. Challenge studies also indicated that the Infectimune-containing vaccine conferred protection against challenge with the SARS-CoV-2 virus.

We understand this broader projected range of effective immunity to be a result of Infectimune’s activation of Type I interferons (IFNs) critical to developing effective anti-viral immune responses, and also to promote presentation of the unique disease-associated protein or peptide to the appropriate compartment of the dendritic cells of the immune system. As a result of this capability, Infectimune has indicated there is potential for enhanced immunogenicity in the context of dose sparing of both flu and COVID-19 antigens through strong induction of neutralizing antibodies.  Finally, in light of the chemical composition of PDS0203 as a subunit vaccine, we believe manufacturing scale-up for global deployment may encounter fewer challenges than is generally observed with more complex product candidates.

PDS0202; Universal Flu

Based on the key characteristics of Infectimune we are progressing development of PDS0202, a universal influenza vaccine candidate, which combines Infectimune with novel Computationally Optimized Broadly Reactive (COBRA) influenza vaccine antigens designed by renowned influenza expert Dr. Ted Ross and licensed from the University of Georgia.  PDS0202 preclinical development was supported by an agreement with the National Institute of Allergy and Infectious Diseases Collaborative Influenza Vaccine Innovation Centers, or CIVICs, program, with a goal of progressing into a human clinical trial. Preclinical development studies were performed at three sites: our Princeton, NJ laboratories, The University of Kentucky School of Medicine, and the CIVICs Center for Influenza Vaccine Research for High-Risk Populations.  The data produced in the preclinical showed significant levels of hemagglutinin inhibition (HAI) titer levels when utilizing PDS0202 as compared to COBRA antigens alone ranging from 28x to 62x on various strains of the H1N1 influenza virus.

Index
The preclinical data also showed all animals in the control group when challenged by the flu virus became sick and died while all animals treated with either a 3mcg (high dose) or .012mcg (low dose) of PDS0102 remained alive and healthy.

We are seeking nondilutive financing for the next stage of clinical development.

PDS0201: Tuberculosis

In December 2019, we entered into an Amended and Restated Material Transfer Agreement (MTA) with Farmacore to develop a novel tuberculosis, or TB, immunotherapy based on a combination of Farmacore’s proprietary TB antigens with Infectimune. In preliminary evaluations, our Infectimune-based TB product, PDS0201, demonstrated highly promising TB-specific T-cell induction in-vivo.  Under the Farmacore MTA, we will undertake product development and Farmacore will conduct in-vivo preclinical studies to evaluate product efficacy.  Testing is to be performed in Brazil although development was put on hold to prioritize PDS0203.  The term of the agreement extends until the end of the initial product testing period.  The research plan has been delayed due to COVID-19 research restrictions in Brazil.

Since our inception we have devoted substantially all our resources to developing our Versamune and Infectimune platforms and our Versamune and Infectimune -based products, advancing preclinical programs, conducting clinical trials, manufacturing PDS0101 for clinical trials, and providing general and administrative support. We have funded our operations primarily from the issuance of common stock. We have not generated any product revenue to date.  We have never been profitable and have incurred net losses in each year since our inception.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned clinical trials;

●	the timing and costs of our planned preclinical studies of our Versamune and Infectimune-based products;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the impact of COVID-19 on our operations;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●
the amount and timing of any payments we may be required to make in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights; and

●	the extent to which we license or acquire other products and technologies.

Index
Leadership

We are led by a team of executives and directors with significant experience in drug discovery, development and commercialization.  Our founder and CEO Frank Bedu-Addo has been responsible for developing and launching products for KBI BioPharma Inc., Schering-Plough, Merck, Elan Corporation, and the National Cancer Institute.  Our other co-founder and Chief Scientific Officer, Dr. Gregory Conn has more than 35 years of drug-development experience, including development of antiviral and anticancer drugs through to commercialization. Our Chief Medical Officer, Dr. Lauren V. Wood has over 30 years of translational clinical research experience and held senior positions at the National Cancer Institute Center for Cancer Research. Our Chief Financial Officer, Matthew Hill has over 25 years of experience in finance and held prior roles as Chief Financial Officer and in operational leadership roles at several public life science companies.

We are supported by scientific leaders in the field of vaccine development and oncology.  Dr. Lisa Rohan, one of our founders, is Chair of the Scientific Advisory Board.  She is a professor in the department of Pharmaceutical Sciences at the University of Pittsburgh where she also holds appointments in the Department of Obstetrics, Gynecology and Reproductive Sciences in the School of Medicine and the Clinical Translational Science Institute.   Dr. Einstein, Professor and Chair in the Department of OB/ GYN & Women’s Heath at Rutgers University Medical School is an expert in HPV-related pathogenesis, therapy and prevention of lower anogenital tract and gynecologic cancers.  He is an active leader for management guidelines and translating clinical study and translational data for the World Health Organization, American Cancer Society, Society of Gynecologic Oncology and the American College of Obstetrics and Gynecology.  Professor Leaf Huang, one of our founders, is a Distinguished Professor of Pharmaco-engineering and Molecular Pharmaceutics at the Eshelman School of Pharmacy, University of North Carolina at Chapel Hill pioneered the liposome design and manufacture of cationic lipid vector nanoparticles as a delivery system for cDNA, mRNA, siRNA, proteins and peptides for tumor growth inhibition and for vaccines in treating cancer and infectious diseases.  Dr. Olivera Finn is a Distinguished Professor of Immunology at the University of Pittsburgh School of Medicine and she discovered the MUC1 antigen.  Our Principal Investigator for the PDS0101 Head and Neck Trial with KEYTRUDA® for first-line treatment of recurrent/ metastatic Head and Neck Cancer is Dr. Jared Weiss, Associate Professor of Medicine, University of North Carolina Lineberger Comprehensive Cancer Center, who is an expert in head and neck thoracic oncology with a focus on immunotherapeutic approaches for these diseases.

Facilities & Manufacturing and Commercial scale up

Product candidates using our Versamune and Infectimune development platforms are manufactured using a readily scalable, fill-finish process with well-defined and reproducible operations. We do not own or operate cGMP compliant manufacturing facilities to produce any of our product candidates and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturing organizations to produce the amounts of our product candidates necessary for our preclinical research and clinical studies. As part of the manufacture and design process for our product candidates, we rely on internal, scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third-party manufacturers. We currently employ internal resources to manage our manufacturing contractors.

Our research and development activities are located at the Princeton Innovation Center BioLabs, 303A College Road East, Princeton, NJ 08540, which provides first-rate development facilities for biotech companies. All animal toxicology and efficacy testing are done via third party contracts and collaborations to provide maximum flexibility and to minimize operational costs and overhead. This approach allows for independent validation of our data, and we believe it has historically been a cost-efficient way to progress our development programs.

We do not intend to incur the costs of building, staffing and maintaining manufacturing facilities in the near term. The supply chain integrity was not negatively impacted by COVID-19 thus far.  Our management team has formulation, manufacturing and operations expertise, including past senior executive management roles in contract drug development and manufacturing. Our management team plans to utilize its expertise and knowledge to identify suitable alternative contract manufacturers who will be capable of efficiently manufacturing our products.

Index
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

If Phase 2 clinical trials support further development, under standard FDA processes we would then need to complete a registrational Phase 2/3 clinical trial while continuing to gather other necessary application data and information for PDS0101 to seek marketing authorization.

We anticipate that we would seek marketing authorization from the FDA for our product candidates through the Biologics License Application pathway, under Section 351(a) of the Public Health Service Act.  This process and the requirements are described further under “U.S. Product Development Process.”

For our earlier stage, preclinical product candidates PDS0102 and PDS0103, we plan to work to develop data with the goal of progressing to an IND submission in 2022 or early 2023 and progressing clinical development to first-in-human trials with these products.  We have engaged with the FDA and received useful initial feedback on the clinical trial design for the PDS0103 program and this information will influence our strategy for regulatory submissions and the protocol development.

Intellectual Property

PATENTS

We seek to maintain high barriers to entry around our product candidates and the markets in which they are utilized by using a multiple layered approach to our patents, patent applications, and substantial know-how and trade secrets related to the Versamune platform.  We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to its business, including seeking, maintaining, and defending patent rights. We also rely on trade secrets relating to its platform and on know-how, continuing technological innovation to develop, strengthen and maintain its proprietary position in the vaccine field. In addition, we rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available. We also utilize trademark protection for our company name and we expect to do so for products and/or services as they are marketed.

PDS has developed numerous patents and patent applications and owns substantial know-how and trade secrets related to its Versamune platform. As of December 31, 2021, PDS holds six (6) U.S. patents with granted claims directed to its platform technology and sixteen (16) pending U.S. patent applications. These issued patents will expire in 2028, 2029, 2031 and 2033. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2037 assuming no patent term extensions are granted. As of March 1, 2022, PDS holds seventy (70) issued foreign patents and thirty-eight (38) pending or published foreign patent applications.  Most of our international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2031-2037, or later if patent term extension applies. Most recently, the USPTO allowed an application for our HPV 16 immunotherapy which when granted will run until October 2037.

Licensed Patents

We have an exclusive worldwide license from Merck & Cie to (R)-DOTAP and its crystal forms, manufacturing methods, and pharmaceutical compositions using the compounds., which are owned by Merck Patent GmbH, for use in our immunotherapy compositions and immunotherapies. Merck & Cie has informed us that it has rights to license these patent families through an intra-company agreement with Merck Patent GmbH.  These licensed patents are significant to Versamune and Infectimune platforms, as they are directed to the currently utilized Versamune ingredient.

Index
We have licensed patented antigens from the US government for use worldwide in our cationic lipid immunotherapies. We have licensed T-cell receptor gamma alternate reading frame protein (“TARP”) from the National Cancer Institute (“NCI”)  to develop and commercialize TARP peptide-based therapies in combination with the Company’s Versamune technology and any other of the Company’s proprietary technologies for prostate and breast cancers and Acute Myeloid Leukemia.  These patents are directed to Immunogenic Peptides and Peptide Derivatives for The Treatment of Prostate and Breast Cancer Treatment and Multi-Epitope TARP Peptide Vaccine and Uses Thereof. These antigens are incorporated in PDS0102 with Versamune.  We have licensed mucin-1 (“MUC1”) novel highly immunogenic agonist epitopes of MUC1 developed by the National Cancer Institute. MUC1is highly expressed in multiple solid tumors and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.   We have been granted patents and are pursuing additional patents that cover compositions and methods of use of cationic lipid immunotherapies with each of the licensed technologies.

We entered into a non-exclusive agreement to license COBRA universal influenza antigens with the University of Georgia Research Foundation to develop, manufacture and use COBRA antigens in a clinical trial for a universal influenza vaccine worldwide.  These antigens are developed by Dr. Ted Ross at the University of Georgia.  We believe that the combination of these antigens with our proprietary Infectimune technology, representing PDS0202, has the potential to induce a broad immune response as a universal flu vaccine, based on preclinical development studies performed to date.

Trade Secrets and Other Proprietary Information

In contrast to patent protection or regulatory exclusivities, trade secret protection is a form of intellectual property that does not require disclosure of the subject information as part of the process, but instead depends on maintaining the subject information as strictly confidential.  Companies may in some circumstances rely on trade secrets to protect certain aspects of their proprietary know-how and technological advances, especially where they do not believe patent protection is appropriate or obtainable. Trade secret protection depends in part on confidentiality agreements with employees, consultants, outside scientific collaborators, sponsored researchers and other advisors that prohibit disclosure of designated proprietary information.  Trade secrets can be difficult to protect.  Confidentiality agreements may not succeed in preventing a person or parties from disclosing confidential information, and in that event the rights of the trade secret holder are subject to the viability of an adequate remedy at law, typically under state law modeled on the Uniform Trade Secrets Protection Act, to stop, mitigate or compensate for the unauthorized disclosure of confidential information.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of the proprietary rights.  Finally, there is always at least some risk that others may independently discover the trade secrets and proprietary information.

Material License Agreements and Research and Development Agreements

Patent License Agreements with National Institutes of Health.

Effective January 5, 2015, we entered into a Patent License Agreement (the “Patent License Agreement”) as Amended by First Amendment to Patent License Agreement (“First Amendment”) of August 5, 2015, with an agency within the Department of Health and Human Services (“HHS”), pursuant to which NIH granted PDS a nonexclusive license to certain patent rights for the development of a therapeutic cancer vaccine specifically in combination with PDS’s proprietary Versamune technology for ovarian, breast, colon and lung cancers. The Patent License Agreement expires when the last licensed patent expires if the Patent License Agreement is not terminated prior to that date. NIH may terminate the Patent License Agreement if PDS is in default in the performance of any material obligation under the Patent License Agreement. PDS may unilaterally terminate the Patent License Agreement in any country or territory upon sixty (60) days written notice.

Under the Patent License Agreement and First Amendment PDS agreed to pay NIH: (a) a noncreditable, nonrefundable royalty in the amount of $30,000 upon execution of the Patent License Agreement; (b) a noncreditable, nonrefundable royalty in the amount of $60,000 upon execution of the First Amendment to Patent License Agreement (c) a nonrefundable minimum annual royalty of $5,000; (d) earned royalties of two percent (2%) on net sales, reducible by a half percent (0.5%) for any earned royalties PDS must pay to third parties; (e) benchmark royalties as follows: (i) $25,000 upon successful completion of each Phase 2 Clinical Studies of a licensed product for breast, colon, lung or ovarian cancer within each licensed territory; (ii) $50,000 upon initiation of the first Phase 3 Clinical Trial of a licensed product for breast, colon, lung or ovarian cancer within each licensed territory; (iii) $750,000 upon the first commercial sale in the licensed territory utilizing and/or directed to licensed product(s) and/or licensed process(es) within the licensed patent rights for breast, colon, lung or ovarian cancer; and (f) additional sublicensing royalties for each sublicense required to be approved by NIH of four percent (4%) on the fair market value of any consideration received for granting such sublicense.

Index
Effective as November 5, 2021, we entered into a Patent License Agreement (the “NCI Patent License Agreement”) with the U.S. Department of Health and Human Services, as represented by NCI of NIH.  Pursuant to the NCI Patent License Agreement, the Company obtained a nonexclusive, worldwide license to the patent rights for TARP to develop and commercialize TARP peptide-based therapies in combination with the Versamune technology and any other of our proprietary technologies for prostate and breast cancers and Acute Myeloid Leukemia.  The NCI Patent License Agreement expires when the last licensed patent expires if the Patent License Agreement is not terminated prior to that date. NCI may terminate the Patent License Agreement if we are in default in the performance of any material obligation under the Patent License Agreement. We may unilaterally terminate the NCI Patent License Agreement in any country or territory upon sixty (60) days written notice. Under the NCI Patent License Agreement, we agreed to pay NCI certain non-creditable, nonrefundable license issue royalties, unreimbursed patent expenses for the licensed patent rights, a nonrefundable minimum annual royalty, earned royalties as a percentage of net sales and benchmark royalties.

DOTAP Chloride Enantiomer License Agreement with Merck Eprova AG.

Effective November 1, 2008, we entered into a DOTAP Chloride Enantiomer License (the “DOTAP License Agreement”) with Merck Eprova AG (“EPRO”), pursuant to which we obtained an exclusive license from EPRO technology to undertake development of products relating to the R-enantiomer and S-enantiomer of DOTAP Chloride for worldwide commercialization in a composition and method of inducing an immune response in a subject by administering at least one cationic lipid with or without an antigen. The DOTAP License Agreement expires on a licensed product-by-licensed product and country-by-country basis until the expiration of the obligation to pay royalties applicable to such licensed product in such country. We have the right to unilaterally terminate the DOTAP License Agreement (in its entirety or on a licensed product-by-licensed product or country-by-country basis) at any time for any reason upon prior written notice. We paid a one-time royalty of CHF 100,000 as a result of the reverse merger between PDS and Edge Therapeutics, Inc.

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research with The U.S. Department of Health and Human Services.

Effective February 2, 2016, we entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (“NCI”), pursuant to which the parties agreed to perform certain research and development activities as defined by the exhibited Research Plan. The principal goal of the CRADA is to determine whether our Versamune immunotherapeutic technology will be effective for enhancing delivery of cancer vaccines or viral vaccines or other immunotherapies developed by the Vaccine Branch, Center for Cancer Research, NCI, in mouse models and in human clinical studies. The CRADA provides for development, testing and studies to be conducted in conjunction with the Vaccine Branch involving Versamune and Multi-epitope (ME) T cell receptor gamma alternate reading frame protein peptide (TARP) to develop a treatment for prostate cancer using autologous dendritic cells and co- administered locally with ME TARP peptides co-formulated with Versamune immunotherapeutic technology in a non-cellular vaccine platform.

The term of the CRADA is five (5) years, starting February 2, 2016. Pursuant to Appendix A, PDS agreed to provide up to $1,000,000 but no less than $500,000 during the first year of the CRADA and up to $1,000,000 but no less than $750,000 per year for the remaining years of the CRADA for NCI to use in connection with acquiring technical, statistical, and administrative support for the clinical research activities, as well as to pay for supplies and travel expenses and, upon consent of the parties, to acquire support for a postdoctoral research fellow to conduct additional preclinical studies. The CRADA may be terminated by either party at any time by mutual written consent. Either party may unilaterally terminate the CRADA at any time by providing sixty (60) days written notice. If we terminate prior to the completion of all approved or active study protocol(s) pursuant to the CRADA, we must supply enough study test product to complete these study protocol(s) unless termination is for safety reasons. If the CRADA is mutually or unilaterally terminated by us before its expiration, we must pay non-cancellable obligations for personnel for a period of six (6) months after the termination date or until the expiration date of the CRADA, whichever is sooner. If we suspend development on the test article without the transfer of its active development efforts, assets, and obligations to a third party within ninety (90) days of discontinuation, NCI may continue development. In such event, we must transfer all information necessary to enable NCI to contract for the manufacture of the test article and grant NCI a nonexclusive, irrevocable, worldwide, paid-up license regarding same.

Index
Cost Reimbursement Agreement with University of Kentucky Research Foundation - I. with University of Kentucky Research Foundation - I.

Effective November 1, 2015, we entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test PDS’s preclinical and clinical-stage formulations based on HPV, TARP, MUC-1, Melanoma antigens as specified more fully in the statement of work. The Cost Reimbursement Agreement has been renewed annually, and was renewed on July 1, 2021, for an anticipated cost of $404,502. The agreement terminates on June 30, 2022, unless extended by written mutual agreement of parties or is terminated by one of the parties. Either party may terminate the Cost Reimbursement Agreement for any reason with thirty (30) days written notice.

Cost Reimbursement and Sponsored Agreement with University of Kentucky Research Foundation - II.

Effective November 1, 2015, we entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test PDS’s preclinical and clinical-stage formulations based on HPV, TARP, MUC-1, Melanoma antigens as specified more fully in the statement of work. The Cost Reimbursement Agreement has been renewed annually, and was renewed on July 1, 2021, for an anticipated cost of $13,998. The agreement terminates on June 30, 2022, unless extended by written mutual agreement of parties or is terminated by one of the parties. Either party may terminate the Cost Reimbursement Agreement for any reason with thirty (30) days written notice.

Clinical Trial Collaboration and Supply Agreement with MSD International GmbH.

Effective May 19, 2017, we entered into a Clinical Trial Collaboration and Supply Agreement (the “CTCSA”) with MSD International GmbH (“Merck”) pursuant to which we and Merck agreed to collaborate in a Phase 2 clinical trial to evaluate the safety, and preliminary efficacy of the concomitant and/or sequenced administration of the combination of a Merck compound (i.e., pembrolizumab, a humanized anti-human PD-1 monoclonal antibody) and our compound (i.e., PDS0101, a cationic lipid-based therapeutic vaccine combining HPV peptides) in treatment of patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV 16) infection. The term of the CTCSA commenced on May 19, 2017 and will continue until the earlier of (i) delivery of the final study report and (ii) Study Completion (i.e., upon database lock of the Study results), or until terminated by either party. In the event the CTCSA is terminated by Merck upon a material breach by PDS, PDS must reimburse Merck for its direct manufacturing costs, such as manufacturing fees, raw materials, direct labor, freight and duty, factory overhead costs and its indirect manufacturing costs, such as allocations of indirect factory overhead and site support costs. This agreement was amended on October 28, 2019 to reflect the trial will be for first in line treatment of disease.

On October 28, 2019, we entered into an amendment to the clinical trial collaboration agreement with Merck to evaluate the combination of our lead Versamune-based immunotherapy, PDS0101, with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in a Phase II clinical trial. The modification to the clinical trial design to evaluate PDS0101 in combination with KEYTRUDA® as first-line treatment comes as a result of Merck’s approval by the FDA on June 10, 2019 for first line treatment of patients with metastatic or unresectable recurrent HNSCC using KEYTRUDA® in combination with platinum and fluorouracil (FU) for all patients and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test. The trial was initiated in November of 2020 to evaluate the efficacy and safety of the combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

Index
Other Research and Development Agreements

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research with The U.S. Department of Health and Human Services.

Effective April 22, 2019, PDS entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (“NCI”), pursuant to which the parties agreed to perform certain research and development activities as defined by the exhibited Research Plan. Under the agreement, PDS will collaborate with the NCI’s Genitourinary Malignancies Branch (GMB) and Laboratory of Tumor Immunology and Biology (LTIB) with plans to conduct a Phase 2 clinical trial evaluating PDS0101 with novel immune-modulating agents M7824 and NHS-IL12 being studied at NCI as part of a CRADA with EMD Serono (Merck KGaA). The phase 2 clinical trial was initiated in June of 2020. The CRADA also involves preclinical evaluation of PDS0101 in combination with other therapeutic modalities upon the mutual agreement of both parties. In April 2020, this agreement was amended to include PDS0103, in preclinical and clinical development for treatment of ovarian, breast, colorectal and lung cancers.

The term of the CRADA is five (5) years, starting April 22, 2019. Pursuant to Appendix A, we agreed to provide $110,000 annually, the first payment of which is to be made on the first anniversary the of the CRADA Effective date or upon the initiation of a Phase II clinical trial as the NIH Clinical Center, whichever comes first for NCI to use in connection with acquiring technical, statistical, and administrative support for the clinical research activities, as well as to pay for supplies and travel expenses and infrastructure costs. The CRADA may be terminated by either party at any time by mutual written consent. Either party may unilaterally terminate the CRADA at any time by providing sixty (60) days written notice. If we terminate prior to the completion of all approved or active study protocol(s) pursuant to the CRADA, we must supply enough study test product to complete these study protocol(s) unless termination is for safety reasons. If the CRADA is mutually or unilaterally terminated by PDS before its expiration, we must pay non-cancellable obligations for personnel for a period of six (6) months after the termination date or until the expiration date of the CRADA, whichever is sooner. If we suspend development on the test article without the transfer of its active development efforts, assets, and obligations to a third party within ninety (90) days of discontinuation, NCI may continue development. In such event, we must transfer all information necessary to enable NCI to contract for the manufacture of the test article and grant NCI a nonexclusive, irrevocable, worldwide, paid-up license regarding same.

Amended and Restated Material Transfer Agreement with Farmacore Biotechnology

On December 4, 2019, we entered into an Amended and Restated Material Transfer Agreement with Farmacore Biotechnology to develop a novel tuberculosis (TB) immunotherapy based on Farmacore’s proprietary TB antigens and Versamune.  A prior material transfer agreement under which preliminary work commenced was Amended and Restated due to promising early preclinical results and to progress to the next development phase.  We will undertake product development and Farmacore will conduct preclinical studies to evaluate the efficacy of the product.  The term of the agreement extends until the end of the product testing period and may be terminated at any time by either party with 30 days’ notice.  This research plan has been delayed by the COVID-19 research restrictions in Brazil.

License and Collaboration Agreement with Farmacore Biotechnology

In June 2020, we announced a second collaboration with Farmacore to develop PDS0204, a vaccine to prevent COVID-19, combining Versamune with Farmacore’s recombinant SARS-CoV-2 antigen.  Based on the highly promising antibody and T-cell data generated with PDS0203, we and Farmacore amended the agreement to prioritize the advancement of PDS0203 to human clinical trials.  Farmacore will retain commercialization rights in Latin America and revenues from Latin American sales will be shared between us and Farmacore.  Under the Agreement, Farmacore leads the regulatory and clinical trial effort and we contribute scientific expertise and operational support.  The Agreement term extends until the next phase of development and may be terminated with 30 days’ notice.  This Agreement has been extended through May 31, 2022.

Option to License with the University of Georgia Research Foundation of Georgia Research Foundation

On October 25, 2021, we entered into a non-exclusive agreement to license Computationally Optimized Broadly Reactive Antigen (COBRA) with the University of Georgia Research Foundation. This agreement allows us to develop, manufacture and use COBRA antigens in a clinical trial for a universal influenza vaccine worldwide.  The term of the agreement extends twelve months after initiation of first Phase 1 clinical trial and may be extended upon agreement of the parties.  We may convert the option to a full agreement any time prior to the conclusion of the term.

Index
COVID-19 Impact on Business and Operations

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic and on March 13 the President declared a national emergency in response to the pandemic. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The COVID-19 pandemic has and could continue to negatively affect the Company’s liquidity and operations.  Since the pandemic began, variants of the disease have caused continuous waves of widespread transmission and illness, causing broad economic and supply chain disruptions.  The FDA issued and since updated guidance to assist sponsors in assuring the safety of trial participants, maintaining compliance with Good Clinical Practice (GCP) and minimizing risks to trial integrity.  Clinical trial sites have implemented institution-specific measures securing the safety of patients and staff to ensure the integrity of the trials in the face of the ongoing pandemic. The evolving COVID-19 pandemic has impacted the pace of enrollment in clinical trials in general and we may be negatively affected with our trials. COVID-19 related travel and other restrictions may also impact the potential for on-site monitoring visiting and audits and inspections by us, third parties, and regulators. There may be shortages of site personnel and equipment necessary for the timely completion of our trials. We are providing support to address these challenges, but these mitigation measures may not overcome the obstacles that the pandemic has wrought which continue to impede progress of clinical trials.

Competition

The biotechnology and pharmaceutical industries are characterized by intense competition to develop new technologies and proprietary products. We are aware of various established companies, including major pharmaceutical companies, broadly engaged in immunotherapies and vaccines in research and development that may compete directly with the products we are developing including Jansen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline plc, Merck and Pfizer, among others. In addition, there are also many development-stage biotechnology companies in various immunotherapy and vaccine development including, but not limited to Inovio, Advaxis, Kite Pharma, Hookipa, Moderna, ZIOPHARM Oncology, Heat Biologics, Harpoon Therapeutics, Oncosec Medical, BioNTech, Osivax, Medicago, Vaxart, and Flugen. If one or more of these companies is successful in developing their technologies, it could materially impact our business.

While we believe that the Versamune and Infectimune platforms provide us with competitive advantages, we face competition from many different sources, including biotechnology and pharmaceutical companies, academic institutions, government agencies, as well as public and private research institutions. Any products that we may commercialize will have to compete with existing products and therapies as well as new products and immunotherapies that may become available in the future.

We anticipate that it will face intense and increasing competition as new immunotherapies enter the market and advanced technologies become available. PDS expects any products that it develops and commercializes to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, availability of therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.  PDS’s competitors may obtain FDA or other regulatory approval for their products more rapidly than it may obtain approval for its products, which could result in our competitors establishing a strong market position before it is able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

Government Regulation and Product Approval

Federal, state and local government authorities in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological and pharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, its activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

Index
Clinical trials involve the administration of the biological product candidate to volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection (for example, inclusion and exclusion criteria), and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND and require IRB approval. Clinical trials must be conducted and monitored in accordance with the FDA law including GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, and applications for new molecular entities and original BLAs are generally discussed at advisory committee meetings unless the FDA determines that this type of consultation is not needed under the circumstances. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

Index
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

Index
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

Pediatric Study Requirements and Pediatric Exclusivity: Under the Best Pharmaceuticals for Children Act (BPCA), a sponsor qualifies for “pediatric exclusivity” if it complies with a Written Request (WR) issued by FDA for pediatric studies.  The sponsor may apply to FDA to issue a WR.  Pediatric exclusivity operates by adding six months of exclusivity on to the end of the latest-expiring form of exclusivity and may apply to patent rights or to FDA regulatory exclusivities.  To qualify for pediatric exclusivity, at least one of those rights must still be currently in force at the time FDA approves the pediatric studies.

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

Index
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

Index
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

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in the future, as the increased cyber-attacks during the COVID-19 pandemic have heightened attention to data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

Index
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

For example, the Affordable Care Act (ACA) which was signed into law in the United States in March 2010, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to ACA brought by several states without specifically ruling on the constitutionality of the Act. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact health care laws and regulations PDS’s business.

Index
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

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical studies, marketing authorization, commercial sales and distribution of its products. Whether or not PDS obtains FDA approval for a product, it would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical studies or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

Index
Employees and Human Capital Management

Our management team possesses considerable experience in drug development research, manufacturing, clinical development and regulatory matters. PDS’ virtual operating strategy of collaborating with scientific and clinical experts in cancer immunology, tumor immunology and gynecological oncology provides additional considerable experience in immunotherapy development, clinical design and execution. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages.

As of December 31, 2021, we had 22 employees. Our employees are highly skilled, and many hold advanced degrees. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical, and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with market salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits.

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

Environmental Regulations

We believe we are compliant in all material respects with applicable environmental laws. Presently, we do not anticipate such compliance will have a material effect on capital expenditures, earnings, or our competitive position with respect to any of our operations.

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

Index
Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	We have incurred significant losses since our inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
●
We are dependent on the success of our Versamune and Infectimune products, which are still in early-stage clinical development, and if our Versamune and Infectimune products do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

●	We have a limited operating history and have never generated any product revenue.
●
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our Versamune and Infectimune Products.

●
Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

●	We will need to expand our organization, and may experience difficulties in managing this growth, which could disrupt operations.
●
Our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

●
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

●	Our business and operations would suffer, and could be negatively affected, in the event of system failures or cyberattacks.
●
Periodic reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal control over financial reporting, are costly and may increase substantially and, as a ® reporting company, we may take advantage of reduced reporting requirements which may make our common stock less attractive to investors.

●
Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize PDS0101 and other Versamune and Infectimune based products.

●	Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●
Our product candidates are in various stages of development and we will not be able to commercialize our product candidates if our preclinical studies do not produce successful results and/or our clinical trials do not demonstrate the safety and efficacy of our product candidates; early results and early understanding of product candidate potential may not be predictive of later success.

●	We have limited to no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such activities.
●
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, it may not be successful in commercializing PDS0101 and other candidates, if approved.

●	If we obtain approval to commercialize PDS0101 and other candidates outside of the United States, a variety of risks associated with international operations could harm our business.

Index
●
Recently enacted and future healthcare legislation, regulations, and policy initiatives may increase the difficulty and cost for us to obtain marketing approval of and commercialize PDS0101 and other candidates and affect the prices we may obtain and our profitability.

●
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

●	Our stock price is expected to be volatile, and the market price of our common stock may drop in the future.
●
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	If we are unable to establish or manage strategic collaborations in the future, our revenue and drug development may be limited.
●
Our business could be adversely affected by the effects of health epidemics, pandemics, or outbreaks of infectious diseases, including the recent COVID-19 pandemic and its variants, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in New Jersey, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

●
If we are unable to obtain and maintain patent protection for our Versamune and Infectimune platforms, PDS0101, or other products or candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●
We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, or defend our products and methods against the property rights of others, which could be expensive, time consuming and unsuccessful.

●
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

●
Our effective tax rate may increase in the future, including as a result of tax legislation changes, which may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business, Financial Position and Capital Requirements

We have a limited operating history and have never generated any product revenue.

We are a clinical-stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing our company and developing the Versamune platform and related immunotherapy product candidates that incorporate the technology of our Versamune platform. We have not yet successfully completed a large-scale, pivotal clinical trial, obtained marketing approval, manufactured Versamune at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize our Versamune products. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing immunotherapies.

Our ability to generate revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our Versamune-based oncology products PDS0101, PDS0102, PDS0103, or PDS0104, and Infectimune to treat infectious diseases and to obtain the necessary regulatory approvals. We have never generated any product revenue and have no immunotherapy candidate in late-stage clinical development or approved for commercial sale.

Index
Even if we receive regulatory approval for the sale of the Versamune and Infectimune Products, we do not know when we will begin to generate revenue from PDS0101, if at all. Our ability to generate revenue depends on a number of factors, including our ability to:

●	set an acceptable price for Versamune-based immunotherapy candidates, including the Versamune Products, and obtain coverage and adequate reimbursement from third-party payors;

●	establish sales, marketing, manufacturing and distribution systems;

●
add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future clinical development and commercialization efforts and operations as a public company;

●	develop manufacturing capabilities for bulk materials and manufacture commercial quantities of PDS0101 and other Versamune Products at acceptable cost levels;

●	achieve broad market acceptance of PDS0101 and other Versamune and Infectimune based-products in the medical community and with third-party payors and consumers;

●	attract and retain an experienced management and advisory team;

●	launch commercial sales of PDS0101 and other Versamune and Infectimune based-products, whether alone or in collaboration with others; and

●	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with immunotherapy development and manufacturing, we are unable to predict the timing or amount of increased development expenses, or when we will be able to achieve or maintain profitability, if at all. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. Even if PDS0101 is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for PDS0101 and other Versamune and Infectimune products. If we cannot successfully execute on any of the factors listed above, our business may not succeed, and your investment will be adversely affected.

We have incurred significant losses since our inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have never generated any product revenues and expect to continue to incur substantial and increasing losses as we continue to develop PDS0101 and other Versamune and Infectimune-based products. PDS0101 has not been approved for marketing in the United States and may never receive such approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate revenue and achieve profitability is dependent on our ability to complete development, obtain necessary regulatory approvals, and have PDS0101 manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize PDS0101 or other Versamune and Infectimune-based products. If we successfully obtain regulatory approval to market PDS0101, our revenues will be dependent, in part, upon, the size of the markets in the territories for which regulatory approval is received, the number of competitors in such markets for the approved indication, and the price at which we can offer PDS0101. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of PDS0101, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable the market price of our common stock and our ability to raise capital and continue operations will be adversely affected.

We expect research and development expenses to increase significantly for PDS0101 and other Versamune and Infectimune-based products. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize PDS0101. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2021 and 2020, we had an accumulated deficit of $60.7 and $43.8 million, respectively.

Index
We are dependent on the success of our Versamune and Infectimune products, which are still in early-stage clinical development, and if our Versamune and Infectimune products do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

PDS0101 is only in mid clinical development, and as a consequence, it is too early to determine whether the Versamune and Infectimune-based products will ever be approved for commercial sale or be marketable. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to PDS0101 and other Versamune and Infectimune-based products. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of PDS0101. PDS0101 may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PDS0101 is and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market PDS0101 in the United States until it receives approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until it receives the requisite approval from such countries. To date, we have only completed Phase 1/2A clinical trials for certain applications of PDS0101. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of PDS0101 for many reasons, including:

●	we may not be able to demonstrate that PDS0101 is safe and effective to the satisfaction of the FDA;

●	the FDA may not agree that the completed Phase 2 clinical trials of PDS0101 satisfy the FDA’s requirements and may require us to conduct additional testing;

●	the results of our future clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of one or more of our clinical trials;

●	the contract research organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control that materially and adversely impact our clinical trials;

●	the FDA may not find the data from our preclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of PDS0101 outweigh the safety risks;

●	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA may not accept data generated at our clinical trial sites;

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

Index
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our Versamune and Infectimune based products.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize PDS0101. Even with our current cash reserves, we will require substantial additional capital to complete the development and potential commercialization of PDS0101 and the development of other Versamune and Infectimune based products. If we are unable to raise capital or find appropriate partnering or licensing collaborations or other nondilutive financing, when needed or on acceptable terms, if at all, we could be forced to delay, reduce or eliminate one or more of our development programs or any future commercialization efforts. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

Based upon our current operating plan, we believe that our cash reserves will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 24 months from the date of this report. Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of PDS0101 is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of PDS0101 or potentially discontinue operations. In July 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock, or the Purchased Shares, over the 30-month term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019.  On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. As of December 31, 2021, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement.  The Aspire Purchase Agreement expired in January 2022 and we have no plans to raise capital under the Aspire Purchase Agreement.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or Versamune Products or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, or through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties on acceptable terms, we may be required to delay, limit, reduce or terminate our PDS0101 development or future commercialization efforts or grant rights to develop and market other Versamune and Infectimune products that we would otherwise develop and market.

Our future success depends on our ability to retain executive officers and attract, retain and motivate qualified personnel.

We are highly dependent on our executive officers and the other principal members of the executive and scientific teams, particularly our President and Chief Executive Officer, Dr. Frank K. Bedu-Addo, our Chief Medical Officer, Dr. Lauren Wood, our Chief Financial Officer, Mr. Matthew Hill and our Chief Scientific Officer, Dr. Gregory L. Conn. The loss of the services of any of our senior executive officers could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any executive officer or employee.

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

Our future financial performance and our ability to commercialize PDS0101 and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2021, we had 22 employees and 2 consultants.  We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of PDS0101. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Index
Our failure to comply with international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiary, including employee information. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We are currently a “smaller reporting company,” but we will cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis.  As a smaller reporting company, we could take advantage of certain reduced governance and disclosure requirements, including not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, we take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to stockholders may be different from what one might receive from other public companies.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize PDS0101 and other Versamune and Infectimune-based products.

PDS0101 is still in early-stage clinical development and will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for any indication or for any other treatment regime. We cannot predict with any certainty if or when it might submit a BLA for regulatory approval for PDS0101 and other Versamune based products or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for PDS0101 will take several years to complete. We cannot predict the timeline for review of submissions to any regulatory authorities or when any of our product candidates will receive marketing approval, if at all. The timeline for regulatory approval can be affected by a variety of factors, including disruptive effects of the COVID-19 pandemic, budget and funding levels, agency staffing, and statutory, regulatory and policy changes.

Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In later stages of clinical trials, PDS0101 may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of current clinical trials of PDS0101 therefore may not be predictive of the results of our continued or planned Phase 2 and 3 trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier stages of clinical trials.

Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their immunotherapies performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects and different indications than we have studied in Phase 2 clinical trials to date, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing.

Index
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize PDS0101 and other Versamune based products, including that:

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

●
the number of subjects required for clinical trials of PDS0101 and other Versamune based products may be larger than we anticipate; enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

●	the cost of clinical trials of PDS0101 and other Versamune based products may be greater than we anticipate; and

●	the supply or quality of PDS0101 or other materials necessary to conduct clinical trials of PDS0101 and other Versamune based products may be insufficient or inadequate.

●
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

Index
Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of PDS0101 may require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of subjects to clinical sites and the eligibility criteria for the study. Moreover, the current pandemic is negatively impacting enrollment in many oncology clinical trials.

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

Successful development of immunotherapies is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Immunotherapies that appear promising in the early phases of development may fail to reach, or be delayed in reaching, the market for several reasons including: preclinical study results that may show the immunotherapy to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects; clinical study results that may show the immunotherapy to be less effective than expected (e.g., the study failed to meet its primary endpoint) or to have unacceptable side effects;  failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, delays in receiving the necessary products or supplies for the conduct of clinical or preclinical trials, additional time requirements for data analysis, or Biologics License Application preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, FDA delays in inspecting manufacturing establishments, failure to receive FDA approval for manufacturing processes or facilities, or unexpected safety or manufacturing issues; manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the immunotherapy uneconomical; and the proprietary rights of others and their competing products and technologies that may prevent the immunotherapy from being commercialized. Success in preclinical and early and interim clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one immunotherapy to the next and may be difficult to predict. Even if our product candidates are approved, they may be subject to limitations on the indicated uses and populations for which they may be marketed. They may also be subject to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS, to monitor the safety or efficacy of the products. If we do not receive FDA approval for, and successfully commercialize our product candidates, we will not be able to generate revenue from these product candidates in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

Index
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, PDS0101 or other Versamune and Infectimune-based products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. Competition in the biopharmaceutical industry is based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions and governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with PDS0101 even though their approach to may be different. We believe our top clinical-stage competitors pursuing cancer immunotherapies and/or vaccines for infectious diseases include, but not limited to Jansen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline plc, Merck and Pfizer, Inovio, Advaxis, Kite Pharma, Hookipa, Moderna, ZIOPHARM Oncology, Heat Biologics, Harpoon Therapeutics, Oncosec Medical, BioNTech, Osivax, Medicago, Vaxart, and Flugen. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). If one or more of these companies is successful in developing their technologies, it could materially impact our business. We also experience competition in the development of our immunotherapies from universities and other research institutions and competes with others in acquiring technology from such universities and institutions.

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than PDS0101 or our other Versamune and Infectimune-based products.

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of the other cancers and infectious diseases we are currently targeting. Therefore, our ability to compete successfully will depend largely on our ability to:

●	develop and commercialize immunotherapies that are superior to other alternatives in the market;

●	demonstrate through our clinical trials that PDS0101 is differentiated from existing and future therapies;

●	attract qualified scientific, immunotherapy development and commercial personnel;

●	obtain additional patent or other proprietary protection for PDS0101 and other Versamune and Infectimune-based products;

●	obtain required regulatory approvals;

●	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

●	successfully develop and commercialize, independently or with collaborators, new applications for PDS0101 or immunotherapies.

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

Furthermore, if PDS0101 is approved and then causes serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of PDS0101 or impose restrictions on its distribution or other risk management measures;

●	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

●	we may be required to change the way PDS0101 is administered or to conduct additional clinical trials;

●	we could be sued and held liable for injuries sustained by patients;

●	we could elect to discontinue the sale of PDS0101;

●	our entire Versamune and Infectimune-based pipeline could be then put at risk; and

●	our reputation may suffer.

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

PDS0101 and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for PDS0101 will prevent us from commercializing PDS0101. We have not received approval to market PDS0101 from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the safety and efficacy of PDS0101. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. PDS0101 may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude it from obtaining marketing approval or prevent or limit commercial use.

Index
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

Index
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more subject data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our sponsored or investigator initiated clinical trials, such as preliminary topline results which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. In addition, we may report preliminary analyses of only certain endpoints rather than all endpoints. As a result, the interim, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing approval or commercialization of the particular drug candidate, any approved product, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular program, drug candidate or our business.

If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Our product candidates are in various stages of development and we will not be able to commercialize our product candidates if our preclinical studies do not produce successful results and/or our clinical trials do not demonstrate the safety and efficacy of our product candidates; early results and early understanding of product candidate potential may not be predictive of later success.

Our oncology and infectious disease product candidates are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

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

Preliminary and final results from preclinical studies and early-stage trials, and trials in compounds that we believe are similar to ours, may not be representative of results that are found in larger, controlled, blinded, and longer-term studies. Product candidates may fail at any stage of preclinical or clinical development. Product candidates may fail to show the desired safety and efficacy traits even if they have progressed through preclinical studies or initial clinical trials. Preclinical studies and clinical trials may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, notwithstanding promising results in earlier preclinical studies or clinical trials or promising mechanisms of action. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, should there be an issue with the design of a clinical trial, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage.

Index
We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.  There may be emerging new data or regulatory questions or disagreements regarding interpretations of data and results at any stage.  For example, the FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks.

Even if we obtain regulatory approval, we will still face extensive ongoing regulatory requirements and PDS0101 and other candidates may face future development and regulatory difficulties.

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

Because we have limited financial and managerial resources, we are initially developing our lead product candidate, PDS0101 and the other Versamune and Infectimune-based products. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Index
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

State law equivalents of each of the above federal laws and state laws otherwise addressing the pharmaceutical and healthcare industries, such as anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers, and in some cases that may apply regardless of payor, i.e., even if reimbursement is not available; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines (the PhRMA Code) and the relevant compliance program guidance promulgated by the federal government (HHS-OIG), or otherwise prohibit, restrict or impose tracking and disclosure requirements related to payments, gifts, or others remuneration that may be made to healthcare providers and other potential referral sources, or marketing practices to such persons and entities or drug pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018) and state laws governing the privacy and security of information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and may apply more broadly than HIPAA, thus complicating compliance efforts.

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

Although we maintain product liability insurance coverage in the amount of up to $10 million per claim and $10 million in the aggregate, it may not be adequate to cover all liabilities that it may incur. We anticipate that we will need to increase our insurance coverage as we continue clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Index
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing PDS0101, if approved.

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

Index
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

For example, in March 2010, the Affordable Care Act, or ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to ACA brought by several states without specifically ruling on the constitutionality of the Act. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact health care laws and regulations or our business.

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

Risks Related to Our Dependence on Third Parties

We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We currently have agreements with various third-party manufacturing facilities for production of our products for research and development and testing purposes. We depend on third-party manufacturers to supply our preclinical and clinical materials and will be reliant on a third-party manufacturer to produce PDS0101 on a commercial scale, should that product receive regulatory approval. Third-party manufacturers must be able to meet our deadlines and adhere to quality standards and specifications. Our predominant reliance on third parties for the manufacture of PDS0101 and all of our Versamune and Infectimune-based products creates a dependency that could severely disrupt our research and development, clinical testing, and sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. There is no assurance that any third-party manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or cGMP.

We intend to rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance.

We intend to rely upon CROs to monitor and manage data for our clinical programs. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

Index
We and our CROs will be required to comply with the Good Laboratory Practices and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for our products. The Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

Our strategy may include potential reliance upon strategic collaborations for marketing and commercialization of PDS0101 and other Versamune and Infectimune Products. We also rely on strategic collaborations for research, development, marketing and commercialization for PDS0101 and other Versamune Products. We have also been heavily reliant upon third party outsourcing for our clinical trials execution and production of drug supplies for use in clinical trials.

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for PDS0101 and other Versamune Products, the costs and complexities of manufacturing and delivering PDS0101 and other Versamune Products to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative immunotherapies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for PDS0101 and other Versamune Products.

Our current collaborations, as well as any future new collaborations, may never result in the successful development or commercialization of PDS0101 and other Versamune and Infectimune Products or the generation of sales revenue. To the extent that we have entered or will enter into co-promotion or other collaborative arrangements, PDS0101 and other Versamune Products revenues are likely to be lower than if we directly marketed and sold any products that we develop.

Index
Management of our relationships with our collaborators will require:

●	significant time and effort from our management team;

●	financial funding to support said collaboration;

●	coordination of our research and development programs with the research and development priorities of our collaborators; and

●	effective allocation of our resources to multiple projects.

If we continue to enter into research and development collaborations, our success will in part depend on the performance of our collaborators. We will not directly control the amount or timing of resources devoted by our collaborators to activities related to PDS0101 and other Versamune Products. Our collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of PDS0101 and other Versamune Products. If any collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. If we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements. Additionally, our collaborators may seek to renegotiate agreements we have entered into, or may disagree with us about the terms and implementation of these agreements. If collaborators disagree with us about the terms or implementation of our agreements, we may face legal claims that may involve considerable expense and could negatively affect our financial results.

The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.

We rely on suppliers, vendors, outsourcing partners, consultants, alliance partners and other third parties to research, develop, manufacture and commercialize our products and manage certain parts of our business. Using these third parties poses a number of risks, such as:

●	they may not perform to our standards or legal requirements;

●	they may not produce reliable results;

●	they may not perform in a timely manner;

●	they may not maintain confidentiality of our proprietary information;

●	disputes may arise with respect to ownership of rights to technology developed with our partners, and those disputes may be resolved against us; and

●	disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration.

Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory, legal and other obligations may materially affect our business.

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

Index
For example, in December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures were implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Our clinical development program timelines were negatively affected by COVID-19, as evidenced by the delay in the initiation of our planned Phase 2 trial of PDS0101 in combination with KEYTRUDA® in first-line treatment of recurrent/metastatic head and neck cancer and initiation of the Phase 2 clinical trial at The MD Anderson Cancer Center in combination with CRT. Even though both of these studies have since been initiated despite the pandemic challenges, the COVID-19 pandemic impacted the pace of enrollment in clinical trials and we may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. Further, due to “shelter in place” orders and other public health guidance measures, we implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals. For example, during the course of the pandemic the FDA has at points delayed both domestic and foreign inspections.

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

Index
Further, on March 25, 2020, the FDA issued Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 pandemic for Industry, Investigators, and Institutional Review Boards to assist sponsors in assuring the safety of trial participants, maintaining compliance with good clinical practices, and minimizing risks to trial integrity during the COVID-19 pandemic, or the COVID-19 Guidelines. This Guidance was updated on August 30, 2021 and is intended to remain in effect only for the duration of the Public Health Emergency (PHE) related to COVID-19 declared by the Department of Health and Human Services on January 31, 2020 and these guidelines are continuing. We have implemented several procedures in accordance with the COVID-19 Guidelines to address patient safety and clinical trial conduct during the COVID-19 pandemic, including remote monitoring of patients through telemedical visits, remote monitoring of sites by our clinical trial monitors, remote data entry, and follow-up visits at sites other than the site where the patient was initially treated. Our implementation of the COVID-19 Guidelines and potential disruptions to patient follow up, site monitoring or the timely completion of our trials may have a negative effect on our ability to complete trials and associated regulatory filings.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our Versamune platform, PDS0101, or other Versamune-based Products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to Versamune. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to  Versamune and Infectimune-based products. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or license may fail to result in issued patents with claims that cover Versamune and Infectimune-based products or applications in the United States or in other countries. There is no assurance that all potentially relevant prior art relating, which can invalidate a patent or prevent a patent from issuing from a pending patent application is known to us. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of PDS0101 and other Versamune and Infectimune-based products that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could exclusively market PDS0101 and other Versamune and Infectimune-based products under patent protection could be reduced.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect PDS0101 or other Versamune and Infectimune-based products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and immunotherapies. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.  Recent Russian Federal Law, No. 46-FZ of March 8, 2022, allows the Russian Government to designate goods for which IP rights are exempted and this rule applies to all IP rights, including trademarks and this rule may affect our IP in the Russian Federation.  There is no guidance on how broadly this rule will be applied, though the rule appears to be limited only to the year 2022.

Index
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent Office, or become involved in derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging its patent rights or the patent rights of others. In other countries, we may be subject to or become involved in opposition proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or immunotherapies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize PDS0101 without infringing third- party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize PDS0101 and other Versamune and Infectimune-based products.

The issuance of a patent is not conclusive as to our inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and immunotherapies, or limit the duration of the patent protection of our technology and immunotherapies. Moreover, patents have a limited lifespan. In the United States and other countries, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for PDS0101 and other Versamune and Infectimune-based products, we may be open to competition from generic versions of PDS0101 or other similar products using our technology. Given the amount of time required for the development, testing and regulatory review of new immunotherapy candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing immunotherapies similar or identical to ours.

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, or defend our products and methods against the property rights of others, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that such patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against us, such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on PDS0101 and other Versamune and Infectimune-based products. Such a loss of patent protection could harm our business.

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

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

Filing, prosecuting and defending patents covering Versamune and Infectimune-based products throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own immunotherapies and, further, may export otherwise infringing immunotherapies to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These immunotherapies may compete with PDS0101 in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our ability to pursue strategic alternatives, including identifying and consummating transactions with potential third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, and consequently our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

The market price of our common stock may be subject to significant fluctuations in the future. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the ability of us and our partners to develop product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

●	the ability of us or our partners to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;

●	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

●	failure by us to maintain our existing third-party license, manufacturing and supply agreements;

●	impact of COVID-19 and its variants on business operations and clinical trials;

●	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

●	changes in laws or regulations applicable to our product candidates;

●	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;

●	introduction of new or competing products by our competitors;

●	failure to meet or exceed financial and development projections we may provide to the public;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

●	additions or departures of key personnel;

●	significant lawsuits, including intellectual property or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinions regarding our business and stock;

●	if large short positions are taken in our stock and or negative reports are provided, whether they are based in fact or otherwise;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in our financial results.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after certain legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2021, we had 28,448,612 shares of common stock outstanding. Approximately 27,113,462 of such shares are freely tradable, without restriction, in the public market. Approximately 1,335,150 of such shares of common stock are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 4.7% of the outstanding shares of our common stock as of December 31, 2021. Accordingly, these executive officers, directors and their affiliates, acting as a group, may have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

Index
Because the Merger resulted in an ownership change under Section 382 of the Code for Edge, pre-merger U.S. net operating loss carryforwards and certain other tax attributes will be subject to limitations.

On March 15, 2019, we, then operating as Edge Therapeutics, Inc., or Edge, completed a reverse merger with privately held PDS Biotechnology Corporation, or Private PDS, pursuant to and in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 23, 2018, as amended on January 24, 2019, by and among us, Echos Merger Sub, a wholly-owned subsidiary of Edge, or Merger Sub, and Private PDS, whereby Private PDS merged with and into Merger Sub, with Private PDS surviving as our wholly-owned subsidiary, which we refer to as the Merger. In connection with and immediately following completion of the Merger, we changed our corporate name from Edge Therapeutics, Inc. to PDS Biotechnology Corporation, and Private PDS changed its name to PDS Operating Corporation.

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

Our effective tax rate may increase in the future, including as a result of tax legislation changes, which may have a material adverse effect on our business, financial condition and results of operations.

Our effective tax rate may be impacted by changes in or interpretations of tax laws in the United States or in any given jurisdiction in which we operate, utilization of or limitations on our ability to utilize any tax credit carry-forwards, changes in geographical allocation of revenue and expense and changes in management’s assessment of matters such as our ability to realize the value of deferred tax assets.

In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. While certain draft legislation has been publicly released and is under development in Congress at this time, the likelihood of these changes being enacted or implemented is unclear.

Our effective tax rate could also increase due to several factors, including:

●	changes in tax rates, tax treaties, and regulations or the interpretation of them;

●
changes to our assessment about our ability to realize deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

●	the outcome of any future tax audits, examinations, or administrative appeals; and

●	the effects of any acquisitions;

There can be no assurance that our effective income tax rate will not change in future periods. Accordingly, if our effective tax rate were to increase, it may have a material adverse effect on our business, financial condition and results of operations.

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

Index
Our eighth amended and restated certificate of incorporation, as amended, provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum, to the fullest extent permitted by law, for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (c) any action asserting a claim arising pursuant to the DGCL, our eighth amended and restated certificate of incorporation, as amended, or our amended and restated bylaws; or (d) any action asserting a claim against us governed by the internal affairs doctrine. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

Provisions in our amended and restated bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. This provision limits the ability of our stockholders to bring claims under the Securities Act in any court other than the U.S. federal courts, which ultimately may disadvantage our stockholders or be cost prohibitive. Notwithstanding the foregoing, there is uncertainty as to whether a court (other than state courts in the State of Delaware, which have recently upheld the validity of such a provision) would enforce such a provision and whether investors can waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the exclusive forum provision only applies to claims brought under the Securities Act and does not apply to actions arising under the Exchange Act, which is already subject to federal courts as the exclusive forum.

If a court were to find these provisions of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

Index
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

The information in Note 11 to the Consolidated Financial Statements contained in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 11 to our Consolidated Financial Statements for the year ended December 31, 2021 contained in this Annual Report on Form 10-K.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “PDSB”.

Holders

As of March 25, 2022, there were 44 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Introduction to PDS Biotechnology Corporation

We are a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted immunotherapies designed to overcome the limitations of current immunotherapy and vaccine technologies. We own proprietary T-cell activating platforms designed to train the immune system to better attack and destroy disease; Versamune®, for treatments in oncology and Infectimune™, for treatments in infectious disease. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune and Infectimune have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4+ helper and CD8+ killer T-cells, a specific sub-type of T-cell that is more effective at killing infected or target cells. Infectimune is also designed to promote the induction of disease-specific neutralizing antibodies.  Our immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example, in combination with other leading technologies such as checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. We are also evaluating our immunotherapies as monotherapies in early-stage disease.  We are developing targeted product candidates to treat several cancers including Human Papillomavirus (HPV)-associated cancers, melanoma, colorectal, lung, breast and prostate cancers. Our infectious disease candidates are of potential interest as vaccines to prevent COVID-19 and universal influenza.

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

We believe that the Versamune platform has the potential to become an industry-leading immuno-oncology technology and is currently being applied to the development of a robust pipeline of valuable “new-generation, multi-functional” immunotherapies, both as single agents and as part of combination therapies with other leading immuno-oncology technologies.

We believe that the key differentiating attributes of the Infectimune platform technology, are strong induction of CD8+ and CD4+ T-cells as well as antibodies, which can be leveraged to improve treatment and preventive options in several infectious disease indications.  Specifically, the COVID-19 pandemic has provided a unique opportunity to highlight Infectimune’s potentially transformative utility in the development of more effective and longer lasting protective vaccines.

PDS0101 in Combination with KEYTRUDA® Clinical Trial:

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 (Versamune  plus a mixture of HPV16 antigens) in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) for first-line treatment of recurrent/ metastatic HPV16-positive head and neck cancer opened and is actively recruiting patients.   The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk HPV16 infection.

In this sponsored trial, patients whose cancer has returned or spread following initial treatment, will take this combination of two immuno-therapy drugs in lieu of chemotherapy. Enrolling patients with more functional immune systems earlier in disease recurrence that have not been compromised by extensive chemotherapy may allow improved efficacy of the combination.  Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care KEYTRUDA® therapy administered every three weeks until disease progression or intolerance to therapy.

The original trial design for this combination trial was restricted to patients naïve to checkpoint inhibitor (CPI) therapy.  PDS amended the protocol in May 2021 to expand this trial to include patients with advanced head and neck cancer who have failed multiple treatments, including CPI therapy (CPI refractory patients), a treatment refractory population with extremely high unmet medical need.  The amended trial design is a Simon two stage design that will evaluate objective response rate- or ORR – at six months following initiation of treatment in both the original CPI naïve arm and in the expansion CPI refractory arm.  Objective response is measured by radiographic tumor responses according to RECIST 1.1.   There will be a lead-in cohort of 12 patients for the entire trial to assess the safety of the combination.  In the CPI naïve arm of the trial, the first seventeen (17) patients will be evaluated for efficacy with a minimum of four (4) or more patients with documented objective response required to progress to full enrollment of this arm.  In the expansion CPI refractory arm, the first twenty-one (21) patients will be evaluated for efficacy with a minimum of two (2) or more patients with documented objective response required to progress to full enrollment of this arm.

Index
In the first quarter of 2022, at the Multidisciplinary Head and Neck Cancers Symposium, we announced the safety data for this trial in more detail, which showed that PDS0101 in combination with KEYTRUDA® for the treatment of recurrent or metastatic head and neck cancer is likely safe and well tolerated without evidence of enhanced or significant toxicity.

Also, in the first quarter of 2022, we announced we had met the preliminary efficacy milestone in the checkpoint inhibitor naïve arm and the arm could proceed to full enrollment of 54 patients. As pre-specified in the clinical trial design, the achievement of an objective response as measured by radiographic tumor responses according to RECIST 1.1 (tumor reduction of 30% or more) confirmed by two separate measurements among at least four or more of the first 17 patients in the CPI naïve arm to progress to full enrollment.  The enrollment continues in the first stage of the CPI refractory arm.

PDS0101 in Combination with Bintrafusp alfa (M7824) and NHS-IL12 NCI-led Clinical Trial:

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement, which we refer to as the CRADA, in a National Cancer Institute, or NCI, led Phase 2 clinical trial evaluating PDS0101, in combination with two investigational immune-modulating agents Bintrafusp alfa (M7824), a bifunctional “trap” fusion protein targeting TGF-β and PD-L1, and NHS-IL12 (M9241), a tumor-targeting immune-cytokine. Both Bintrafusp alfa and NHS-IL12 are owned by and are being developed by Merck KGaA, Darmstadt, Germany.  The NCI-led trial is evaluating the novel triple combination for the treatment of both CPI naïve and refractory patients with advanced HPV-associated cancers that have progressed or returned after treatment. Almost all types of HPV-related cancers (anal, cervical, head and neck, vaginal and vulvar cancers) are represented among the trial subjects to date.  Objective response (tumor reduction > 30%) is measured by radiographic tumor responses according to RECIST 1.1. The NCI recently achieved the intended enrollment objective of 30 patients in the CPI refractory arm of the trial.  The trial has enrolled 45 patients and enrollment in the trial will continue until the total enrollment of 56 patients is achieved.

The trial was accepted for oral presentation at the 2021 meeting of the American Society of Clinical Oncology (ASCO) held June 4-8, 2021. On May 20, 2021, we announced the abstract summarizing interim data of 14 patients from the trial. Objective responses were observed in 83% (5 of 6) of HPV16-positive checkpoint inhibitor naïve patients with advanced disease. Objective responses were observed in 63% (5 of 8) of HPV16-positive advanced cancer patients who had also failed checkpoint inhibitor therapy.

On June 7, 2021, updated interim data (Abstract 2501) was presented at ASCO by the trial’s Principal Investigator Dr. Julius Strauss. This data included an update on the initial 14 patients with an additional four (4) subsequently recruited CPI refractory HPV16-positive patients whose data became available after the abstract submission as well as an additional seven (7) HPV16-negative patients (patients whose cancer was not caused by HPV16 infection) who were not discussed in the abstract. Tumor reduction and objective response was seen in 83% (5/8) of CPI naïve patients with one (1) achieving a complete response. After a median of eight (8) months of follow-up, 100% (6/6) of these patients were alive, compared to the historical median survival of 7-11 months. In the CPI refractory arm, tumor reduction was observed in 58% (7/12) patients. These 12 patients included the initial 8 patients reported in the abstract where 5 of 8, or 63% had tumor reduction. Of the 4 additional patients in this updated data set, 2 patients already had ongoing tumor reduction but had not yet met the criteria for objective response. Objective response was achieved in 42% (5/12) patients with one (1) achieving a complete response in this refractory arm. The objective response rates reported in checkpoint refractory, advanced HPV-cancer patients are lower than those naïve to checkpoint inhibitors, generally only 5-12%. Importantly, 83% (10/12) of all checkpoint inhibitor refractory patients were still alive at median eight (8) months of follow-up; historic average median survival for this patient population is 3-4 months. Overall, tumor reduction occurred in 67% (12/18) of the HPV16-positive patients, including both CPI naïve and CPI refractory patients. Of note, in the 7 HPV16-negative patients- those with an HPV type other than HPV16 that do not express the molecular target of PDS0101, zero (0) of seven (7) patients experienced tumor reduction or an objective response, providing insight into the potential role of PDS0101 in the observed activity of the triple combination. These data suggest that HPV16-specific CD8+ and CD4+ T-cell induction by PDS0101 as demonstrated in preclinical studies and phase 1 clinical studies, may promote tumor reduction and enhanced clinical benefit of the triple combination.

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

In the first quarter of 2022, the NCI provided us with data that as of December 31, 2021, the median survival of all patients had increased to 12 months and on-going.

Index
PDS0101 in Combination with Chemo-Radiotherapy Clinical Trial (IMMUNOCERV):

In October 2020, a third PDS0101 phase 2 clinical trial was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and preliminary anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. The trial goals include evaluation of the rate of regression in patients with a primary tumor that is greater than or equal to 5cm among approximately thirty-five (35) patients. The rate of complete metabolic response is measured by PET-CT at day 170 and the rate of > 90% tumor volume reduction evaluated by MRI at 30-40 days from the start of treatment. Preliminary data is expected from this trial in 2022. We believe that Versamune’s strong T-cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication.

PDS0101 as a Monotherapy and in Combination with KEYTRUDA® in a Pre-Surgical Oropharynx Clinical Trial (Mayo Clinic):

In February 2022, a fourth phase 2 clinical trial was initiated with Mayo Clinic.    This study is currently open for enrollment.  This investigator initiated clinical trial (MC200710), for PDS0101 as a monotherapy or in combination with KEYTRUDA®, in patients with HPV oropharynx cancer (HPV+OPSCC) at high risk for recurrence. The trial treatment will be administered before patients proceed to transoral robotic surgery with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. This trial will explore wither PDS0101 with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression and decrease in circulating tumor DNA (ctDNA).

Other Versamune -Based Products in Development:

PDS0102 – Versamune + TARP antigens

The TARP antigen is over-expressed in acute myelogenous leukemia (AML), prostate and breast cancers. In the U.S. 450,000 patients are projected to be diagnosed with prostate or breast cancer this year and 19,900 patients are projected to be diagnosed with AML. One hundred percent of adult and pediatric AML overexpress the TARP tumor antigen while approximately 90% of prostate cancers and 50% of breast cancers overexpress TARP, providing a potentially significant therapeutic opportunity to impact these diseases. In an early human clinical study, the National Cancer Institute demonstrated that its proprietary TARP antigens (TARP mix) were recognized by the immune system in prostate cancer patients with PSA biochemical recurrence leading to a notable reduction in tumor growth rates. In preclinical studies, a dramatically enhanced TARP-specific CD8+ killer T-cell response was observed when our designed TARP antigens were combined with Versamune (PDS0102). Preclinical development is ongoing. On November 5, 2021 PDS and NCI entered into a non-exclusive, worldwide Patent License Agreement to develop and commercialize a product including TARP antigens.  The patent for the TARP antigens extends through 2034. This license agreement is an important step in the development of PDS0102. We are evaluating the next steps in the clinical development of PDS0102 and are seeking nondilutive financings to move to human trials.

PDS0103 – Versamune + MUC1 antigens

In April 2020, the PDS-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103.  PDS0103 is an investigational immunotherapy owned by PDS and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein.  PDS0103 combines Versamune with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by PDS.  MUC1 is highly expressed in multiple solid tumors and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed. In preclinical studies, and similarly to PDS0101 and PDS0102, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8+ killer T-cells.  PDS0103 is currently in late preclinical development, and we requested a pre-IND meeting with the FDA to align on a clinical development plan. In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103. We were satisfied with the responses and believe we will submit our IND package and will start human trials at the end of 2022.

Index
PDS0104 – Versamune + TRP-2 and melanoma antigens

Rates of melanoma have been rising rapidly over the past few decades and approximately 96,480 new melanomas will be diagnosed this year alone. More than 7,000 of these will prove fatal. PDS0104 combines Versamune with various melanoma antigens including the Tyrosinase-related protein 2 (TRP2) antigen which is highly expressed in melanoma. In preclinical B16 animal models of aggressive melanoma, PDS0104 has been shown to have unique and significant anti-tumor activity as a monotherapy and has also demonstrated strong anti-tumor synergy in combination with checkpoint inhibitors. As the first approval indications for checkpoint inhibitors occurred in melanoma, there is a growing unmet medical need to identify combination regimens with potential activity in checkpoint inhibitor refractory patients with this disease. Preclinical development is ongoing.

Infectious Diseases

Our primary focus remains on developing our oncology products and progressing the clinical trials described above. However, we are also developing preventive vaccines to address several infectious diseases. Based on the key characteristics of Versamune we are progressing preclinical development of PDS0202, a universal influenza vaccine candidate, which combines Versamune with COBRA (Computationally Optimized Broadly Reactive Antigen) antigens.  These COBRA antigens were designed by renowned influenza expert Dr. Ted Ross at the University of Georgia. PDS0202 leverages Versamune’s ability to induce the immune system to generate high levels of flu-specific neutralizing antibodies, CD4 helper and CD8 killer T-cells, as well as long-acting memory T-cells to potentially provide broad and long-term protection against multiple influenza strains. PDS0202 preclinical development is being supported by an agreement with the National Institute of Allergy and Infectious Diseases Collaborative Influenza Vaccine Innovation Centers, or CIVIC program.  We have completed preclinical formulation and we have entered into an agreement to license COBRA antigens with the University of Georgia initially to progress into a human clinical trial.

PDS0203 is being designed with the goal to potentially provide long-term and broad protection against infection from COVID-19 and its potential mutations, based on the understood potential of Versamune to prime the immune system to generate both antibodies for near term protection and T-cell responses for immune memory and long-term protection against pathogens. Farmacore Biotechnology has licensed Versamune in Latin America to develop PDS0203 in Brazil.  Farmacore is developing and manufacturing the antigen component of the vaccine, leads all regulatory and clinical trial efforts in Brazil and has selected a top clinical research organization to conduct clinical trials.

On February 22, 2021, PDS Biotechnology and Farmacore announced that Blanver Farmoquímica e Farmacêutica S.A joined their efforts (collectively the “Consortium”) to develop and commercialize a novel COVID-19 vaccine in Latin America. Under the terms of the agreement, São Paulo-based Blanver will manufacture, promote, distribute, and commercialize the Infectimune-based COVID-19 vaccine in Latin America.

On March 11, 2021 we announced that the Consortium received a commitment from the Secretary for Research and Scientific Training of the MCTI, Brazil to fund up to approximately US$60 million to support the clinical development and commercialization of an Infectimune-based COVID-19.

The progression of the Farmacore development program was delayed in the fourth quarter of 2021.  After a review of the program by PDS and Farmacore,  the agreement with Farmacore was extended for six months to May 31, 2022 to provide additional time to Farmacore to commence manufacturing and scale up of drug product for use in clinical trials and any necessary process development work.   PDS will continue to monitor Farmacore’s  progress with this program.

Index
Our current pipeline of Versamune-based targeted immunotherapies and Infectimune-based therapies focuses on the use of selected disease-associated antigens that have been demonstrated to be associated with a variety of solid tumors, as well as specific infectious diseases.  Our pipeline is shown below:

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $16.9 million, and $14.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $60.7 million. Substantially all of our net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with these operations.

As of December 31, 2021, we had $65.2 million in cash and cash equivalents.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned clinical trials;

●	the timing and costs of our planned preclinical studies of our Versamune platform;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

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

We expect that our research and development expenses will increase significantly over the next several years as we advance our Versamune-based immuno-oncology, or I-O, candidates into and through clinical trials, pursues regulatory approval of our injectable Versamune candidates and prepare for a possible commercial launch, all of which will also require a significant investment in contract and internal manufacturing and inventory related costs.

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

The following table summarizes our research and development expenses incurred for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
PDS projects	$6,173	$4,601
Clinical consulting	732	942
Salaries and other costs	4,349	2,381
Total	$11,254	$7,924

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include travel expenses, professional fees for auditing, tax and legal services and facility-related costs.

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Index
Critical Accounting Policies

Our accounting policies are more fully described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K. As described in Note 2, the preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various market specific and other relevant assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ from these estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Income Taxes

We file U.S. federal income tax returns and New Jersey state tax returns. Our deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards and are recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. At December 31, 2021, we had federal net operating losses, or NOLs, carryforwards of approximately $108.7 million, $30.0 million of which expire at various dates between 2028 and 2037, losses generated in 2018 or later of $78.7 million will carry forward indefinitely. At December 31, 2021, we had federal research and development credits carryforwards of approximately $1.7 million. We may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

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

Stock-based Compensation

We estimate the fair value of our stock-based option awards to employees, directors and non-employees using the Black-Scholes option-pricing model, which requires the following assumptions: (1) the expected volatility of our stock is based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available, (2) the expected term of the award is based on the simplified method, which is the midpoint between the requisite service period and the contractual term of the option, as we have a limited history of being a public company from March 15, 2019 (the date of closing of the reverse merger between us and Edge Therapeutics, Inc.) to develop reasonable expectations about future exercise patterns and employment duration for our options, (3) the risk-free interest rate based on U.S. Treasury notes with a term approximating the expected life of the option and (4) expected dividend yield of 0, since we have never paid cash dividends and have no present intention to pay cash dividends.

Index
Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$11,254	$7,924	$3,330	42%
General and administrative expenses	10,185	6,978	3,207	46%
Total operating expenses	21,439	14,902	6,537	44%
Loss from operations	(21,439)	(14,902)	(6,537)	44%
Interest income, net	4	55	(51)	(93)%
Benefit from income taxes	4,516	–	4,516	100%
Net loss and comprehensive loss	$(16,918)	$(14,847)	$(2,071)	14%

Research and Development Expenses

For the year ended December 31, 2021, research and development expenses increased to approximately $11.3 million compared to approximately $7.9 million for the year ended December 31, 2020. The increase of $3.4 million was primarily attributable to an increase in regulatory and clinical costs of $2.6 million, non-cash stock-based compensation of $1.1 million and personnel costs of $0.4 million, partially offset by an overall decrease in manufacturing and facility costs of $0.7 million.

General and Administrative Expenses

For the year ended December 31, 2021, general and administrative expenses increased to approximately $10.2 million compared to approximately $7.0 million for the year ended December 31, 2020. The $3.2 million increase was primarily attributable to an increase in personnel costs of $1.0 million, non-cash stock-based compensation of $2.5 million, and facilities costs of $0.1 million, partially offset by a decrease in professional fees of $0.4 million.

Benefit from Income Taxes

Income tax benefit was $4.5 million for the year ended December 31, 2021. In the second quarter of 2021, we recognized approximately $4.5 million as a Benefit from Income Taxes from the sale of our NJ tax benefits pursuant to the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss program. This transaction reduced our reported net loss and comprehensive income for the year ended December 31, 2021 to approximately $16.9 million, or approximately $2.1 million less than reported for the same period in 2020 which did not include a similar sale of NJ tax benefits.

Liquidity and Capital Resources

In July 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, we have the right, in our sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, in an aggregate amount of up to $20.0 million of our common stock, or the Purchased Shares, over the 30-month term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of our outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. We recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019 we filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. As of December 31, 2021, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement.  The Aspire Purchase Agreement expired in January 2022.

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

In May 2021, we received approximately $4.5 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to our participation in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss program for State Fiscal Year 2020.

In June 2021, we sold 6,088,235 shares of our common stock at a public offering price of $8.50 per share pursuant to the 2020 Shelf Registration Statement, which includes 794,117 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $51.7 million and net proceeds of approximately $48.5 million, after deducting underwriting discounts and offering expenses. Approximately $29,300,000 of Shelf Securities remain available for future sale under the 2020 Shelf Registration Statement

As of December 31, 2021, we had $65.2 million of cash and cash equivalents.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.  Our budgeted cash requirements in 2022 and beyond include expenses related to continuing development and clinical studies.  Based on our available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, we believe there are sufficient funds to continue operations and research and development programs for at least 12 months from the date of this report.

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

Index
Cash flows

The following table shows a summary of our cash flows for each of the years indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(12,486)	$(13,149)
Net cash provided by financing activities	48,889	29,827
Net increase in cash	$36,403	$16,678

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.5 million and $13.1 million for the years ended December 31, 2021 and 2020, respectively. The decrease in cash used in operating activities of $0.6 million includes the $4.5 million NOL sale. Excluding the NOL sale, net cash used in operating activities would have increased $3.9 million primarily due to the increase in the loss before income taxes of $6.6 million, prepaid expenses and other assets of $0.9 million, offset by an increase in stock-based compensation of $3.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was primarily due to the receipt of net proceeds from the issuance of common stock of $48.5 million.

Net cash provided by financing activities for the year ended December 31, 2020 was primarily due to the receipt of net proceeds from the issuance of common stock of $29.8 million.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report.  Our budgeted cash requirements in 2022 and beyond include expenses related to continuing development and clinical studies.  We believe that our existing cash and cash equivalents as of December 31, 2021 are sufficient to continue operations and research and development programs for at least the next 12 months from the date of this Annual Report. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations.

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

Limitations of Internal Control System

Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.

Index
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2021. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID 185)
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Changes in Stockholders’ Equity
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

3.2	Third Amended and Restated Bylaws of PDS Biotechnology Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 15, 2022, and incorporated by reference herein).

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

10.1
Clinical Trial Collaboration and Supply Agreement, dated May 19, 2017, by and between PDS Biotechnology Corporation and MSD International GmbH (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A on January 25, 2019, and incorporated by reference herein).

10.2
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
10. 7+
PDS Biotechnology 2010 Equity Incentive Plan, and forms of agreement thereunder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A on September 21, 2015, and incorporated by reference herein).

10. 8+
Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 9, 2020, and incorporated by reference herein).

10. 9+
Employee Stock Option Agreement under the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 9, 2020, and incorporated by reference herein).

10.10+	PDS Biotechnology Corporation 2009 Stock Option Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.11+	PDS Biotechnology Corporation 2018 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.12+
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

10.14+	PDS Biotechnology Corporation 2019 Inducement Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2020, and incorporated by reference herein).

10.15+
Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Inducement Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 20, 2019, and incorporated by reference herein).

10.16+	Form of Indemnification Agreement for officers and directors (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 on August 14, 2015, and incorporated by reference herein).

10.17
Common Stock Purchase Agreement, dated July 29, 2019, by and among the Company and Aspire Capital Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 30, 2019, and incorporated by reference herein).

10.18
Sublease Agreement, effective as of March 5, 2020, by and between PDS Biotechnology Corporation and COWI North America, Inc. (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 27, 2020, and incorporated by reference herein).

10.19*++
Patent License Agreement dated as of November 5, 2021, by and between PDS Biotechnology Corporation and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute.

10.20*++	Option Agreement with University of Georgia Research Foundation, Inc. effective as of October 25, 2021.

10.21*+	PDS Biotechnology Corporation Change of Control Severance Plan effective as of March 14, 2022.

10.22*+++	Amended and Restated Executive Employment Agreement by and between Frank K. Bedu-Addo and PDS Biotechnology Corporation, effective as of March 14, 2022.

Index
10.23*+++	Executive Employment Agreement by and between Gregory Conn, Ph.D. and PDS Biotechnology Corporation, effective as of March 14, 2022.

10.24*+++	Executive Employment Agreement by and between Matthew Hill and PDS Biotechnology Corporation, effective as of March 14, 2022.

10.25*+++	Executive Employment Agreement by and between Lauren V. Wood, M.D. and PDS Biotechnology Corporation, effective as of March 14, 2022.

21.1*	Subsidiary of PDS Biotechnology Corporation.

23.1*	Consent of KPMG LLP.

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

*	Filed herewith unless otherwise indicated as furnished herewith

**	Confidential Treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Index
SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS Biotechnology Corporation

March 31, 2022	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer

March 31, 2022	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Frank Bedu-Addo	President and Chief Executive Officer and Director	March 31, 2022
Frank Bedu-Addo, Ph.D.	(Principal Executive Officer)

/s/ Matthew Hill	Chief Financial Officer	March 31, 2022
Matthew Hill	(Principal Financial and Accounting Officer)

/s/ Gregory Freitag	Director	March 31, 2022
Gregory Freitag J.D., CPA

/s/ Stephen Glover	Director	March 31, 2022
Stephen Glover

/s/ Sir Richard Sykes	Director	March 31, 2022
Sir Richard Sykes

/s/ Kamil Ali-Jackson	Director	March 31, 2022
Kamil Ali-Jackson

/s/ Otis W. Brawley	Director	March 31, 2022
Otis W. Brawley

/s/ Ilian Iliev	Director	March 31, 2022
Ilian Iliev

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PDS Biotechnology Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PDS Biotechnology Corporation and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Short Hills, New Jersey
March 31, 2022

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$65,242,622	$28,839,565
Prepaid expenses and other	1,597,569	1,497,665
Total current assets	66,840,191	30,337,230

Property and equipment, net	86	5,443
Operating lease right-to-use asset	357,611	547,706

Total assets	$67,197,888	$30,890,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,309,403	$1,415,224
Accrued expenses	2,187,704	1,735,322
Operating lease obligation - short term	258,924	119,904
Total current liabilities	3,756,031	3,270,450

Noncurrent liability:
Operating lease obligation - long term	231,430	490,353
Total liabilities	3,987,461	3,760,803

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at December 31, 2021 and December 31, 2020, 28,448,612 shares and 22,261,619 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	9,387	7,346
Additional paid-in capital	123,904,602	70,907,315
Accumulated deficit	(60,703,562)	(43,785,085)
Total stockholders’ equity	63,210,427	27,129,576

Total liabilities and stockholders’ equity	$67,197,888	$30,890,379

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development expenses	$11,254,538	$7,924,450
General and administrative expenses	10,184,773	6,977,936
Total operating expenses	21,439,311	14,902,386

Loss from operations	(21,439,311)	(14,902,386)

Other income:
Interest income	4,346	55,006
Loss before income taxes	(21,434,965)	(14,847,380)
Benefit from income taxes	4,516,488	–
Net loss and comprehensive loss	$(16,918,477)	$(14,847,380)

Per share information:
Net loss per share, basic and diluted	$(0.66)	$(0.89)

Weighted average common shares outstanding basic and diluted	25,597,125	16,745,044

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional	Accumulated	Total
	Shares Issued	Amount	Paid-in Capital	Deficit	Equity
Balance - December 31, 2019	5,281,237	$1,742	$40,633,670	$(28,937,705)	$11,697,707
Stock-based compensation expense	–	–	432,321	–	432,321
Issuance of common stock, net of issuance costs	16,900,000	5,581	29,750,921	–	29,756,502
Issuance of warrant exercise	65,240	22	70,437	–	70,459
Issuance of common stock from 401K match	15,142	1	19,966	–	19,967
Net loss	–	–	–	(14,847,380)	(14,847,380)
Balance - December 31, 2020	22,261,619	7,346	70,907,315	(43,785,085)	27,129,576

Stock-based compensation expense	–	–	4,074,458	–	4,074,458
Issuances of common stock, net of issuance costs	6,088,235	2,009	48,542,989	–	48,544,998
Issuance of common stock, from exercise of stock options	82,116	27	344,098	–	344,125
Issuance of common stock from 401K match	16,642	5	35,742	–	35,747
Net loss	–	–	–	(16,918,477)	(16,918,477)
Balance - December 31, 2021	28,448,612	$9,387	$123,904,602	$(60,703,562)	$63,210,427

See accompanying notes to the financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,918,477)	$(14,847,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,074,458	432,321
Stock-based 401K company common match	35,747	19,967
Depreciation expense	5,357	15,608
Operating lease expense	241,031	160,684
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(99,904)	810,797
Accounts payable	(105,821)	217,504
Accrued expenses	452,382	637,682
Restructuring reserve	–	(498,185)
Operating lease liabilities	(170,839)	(98,133)
Net cash used in operating activities	(12,486,066)	(13,149,135)

Cash flows from financing activities:
Proceeds from exercise of warrants	–	70,459
Proceeds from exercise of stock options	344,125	–
Proceeds from issuances of common stock, net of issuance costs	48,544,998	29,756,502
Net cash provided by financing activities	48,889,123	29,826,961

Net increase in cash and cash equivalents	36,403,057	16,677,826
Cash and cash equivalents at beginning of period	28,839,565	12,161,739

Cash and cash equivalents at end of period	$65,242,622	$28,839,565

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS”), is a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted immunotherapies designed to overcome the limitations of current immunotherapy and vaccine technologies. The Company’s proprietary T-cell activating platforms designed to train the immune system to better attack and destroy disease; Versamune, for treatments in oncology and Infectimune, for treatments in infectious disease  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune and Infectimune have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4+ helper and CD8+ killer T-cells, a specific sub-type of T-cell that is more effective at killing infected or target cells. Infectimune is also designed to promote the induction of disease-specific neutralizing antibodies.  The Company’s immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example, in combination with other leading technologies such as checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. The Company is also evaluating our immunotherapies as monotherapies in early-stage disease.  PDS is developing targeted product candidates to treat several cancers including Human Papillomavirus (HPV)-associated cancers, melanoma, colorectal, lung, breast and prostate cancers. The Company infectious disease candidates are of potential interest for use in COVID-19 and universal influenza vaccines.

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

Although there is still uncertainty related to the anticipated impact of the COVID-19 pandemic and its variants on the Company’s future results, management believes the Company’s current cash reserves leave us well-positioned to manage the business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic and its variants and its variants are broad-reaching and continuing and the financial impacts associated with the COVID-19 pandemic and its variants are still uncertain.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on the development of our product candidates and we have expanded our infectious disease pipeline since the pandemic brought renewed resources and interest on technologies such as the Versamune platform in the context of research and development in prevention of COVID-19. We licensed Versamune to Farmacore in Brazil to develop PDS0203; a vaccine for the prevention of COVID-19.  The Secretary for Research and Scientific Training of The Ministry of Science, Technology and Innovation of Brazil provided a commitment to fund up to approximately US$60 million to support the clinical development and commercialization of a Versamune-based COVID-19 vaccine in Brazil. We have not received confirmation of the availability of financial resources within the MCTI to support the clinical development and commercialization of a Versamune-based COVID-19 vaccine in Brazil. Clinical development and commercialization of a Versamune-based COVID-19 vaccine in Brazil has not been initiated.

Due to delays in the program, in the fourth quarter of 2021, we met with Farmacore and performed a detailed program review.  As the result of that review, we extended the contract with Farmacore for six months through May 31,  2022.  This allows time for Farmacore to begin manufacturing and scale up of product for the use in clinical studies and further research and development.  We are continuing to monitor the status of the technical manufacturing activities with Farmacore.

PDS has developed numerous patents and patent applications and owns substantial know-how and trade secrets related to its Versamune platform. As of December 31, 2021, PDS holds six (6) U.S. patents with granted claims directed to its platform technology and sixteen (16) pending U.S. patent applications. These issued patents will expire in 2028, 2029, 2031 and 2033. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2037 assuming no patent term extensions are granted. As of March 1, 2022, PDS holds seventy (70) issued foreign patents and thirty-eight (38) pending or published foreign patent applications.  Most of our international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2031-2037, or later if patent term extension applies. Most recently, the USPTO allowed an application for PDS’s HPV 16 immunotherapy which when granted will run until October 2037.

Index
Licensed patents

We have licensed patented antigens from the US government for use in our cationic lipid immunotherapies. We have licensed T-cell receptor gamma alternate reading frame protein (“TARP”) from the National Cancer Institute (“NCI”) to develop and commercialize TARP peptide-based therapies in combination with the Company’s Versamune technology and any other of the Company’s proprietary technologies for prostate and breast cancers and Acute Myeloid Leukemia.  These patents are directed to Immunogenic Peptides and Peptide Derivatives for The Treatment of Prostate and Breast Cancer Treatment and Multi-Epitope TARP Peptide Vaccine and Uses Thereof. These antigens are incorporated in PDS0102 with Versamune.  We have licensed mucin-1 (“MUC1”) novel highly immunogenic agonist epitopes of MUC1 developed by the National Cancer Institute. MUC1 is highly expressed in multiple solid tumors and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.   We have been granted patents and are pursuing additional patents that cover compositions and methods of use of cationic lipid immunotherapies with each of the licensed technologies.

We entered into a non-exclusive agreement to license Computationally Optimized Broadly Reactive Antigen (COBRA) with the University of Georgia Research Foundation. These antigens are developed by Dr. Ted Ross at the University of Georgia.  We believe that the combination of these antigens with our proprietary Versamune technology has potential to induce a broad immune response as a universal flu vaccine.

Note 2 – Summary of Significant Accounting Policies

(A)	Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimate relates to the fair value of securities underlying stock-based compensation.

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

In lieu of higher cash compensation, the Company has granted non-employee options to consultants and expensed $1,389 and $1,027 during the years ended December 31, 2021 and 2020, respectively.

Index
(H)	Net loss per common share:

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common stock shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2021 and 2020.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	Year Ended December 31,
	2021	2020
Stock options to purchase Common Stock	3,163,835	1,650,898
Warrants to purchase Common Stock	197,518	197,518
Total	3,361,353	1,848,416

(I)	Income taxes:

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

(K)	Subsequent events:

Subsequent events have been evaluated through the date these financial statements were issued. See Note 13.

Index
(L)	New accounting standards adopted:

Recently Adopted Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

All recently issued accounting pronouncements are not expected to have a material effect on the consolidated financial statements.

Note 3 – Liquidity and Capital Resources

As of December 31, 2021, the Company had $65.2 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

On July 29, 2019, the Company entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $20.0 million of its common stock, or the Purchased Shares, over the 30-month  term of the Aspire Purchase Agreement. The Company may sell an aggregate of 1,034,979 shares of its common stock (which represented 19.99% of its outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) the Company obtains stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of the Company’s common stock on July 26, 2019. The minimum price at which the Company can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, the Company issued 100,654 shares of its common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which the Company refers to as the Commitment Shares. The Company recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, the Company entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019, the Company filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. As of December 31, 2021, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement. The Aspire Purchase Agreement expired in January 2022, and we have no plans to raise capital under the Aspire Purchase Agreement.

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

Index
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K. The Company’s budgeted cash requirements in 2022 and beyond include expenses related to continuing development and clinical studies.  Based on its available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, management believes there are sufficient funds to continue operations and research and development programs for at least 12 months from the date of this report.

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

Note 4 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2021 or 2020.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Cash and cash equivalents	$65,242,622	$65,242,622	$–	$–

As of December 31, 2020:
Cash and cash equivalents	$28,839,565	$28,839,565	$–	$–

Note 5 – Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2021	2020
Furniture and equipment	$14,964	$14,964
Computer and Telephone equipment	13,545	13,545
Lab equipment	86,911	86,911
Total furniture and equipment	115,420	115,420
Less accumulated depreciation	(115,334)	(109,977)
Property and equipment, net	$86	$5,443

Depreciation expense for the years ended December 31, 2021 and 2020 was $5,357 and $15,608, respectively.

Note 6 – Leases

On July 8, 2019, the Company entered into a lease termination agreement for its office space located at 300 Connell Drive, Suite 4000, Berkeley Heights, NJ 07922 effective August 31, 2019 (the “Lease Termination Agreement”). Pursuant to the Lease Termination Agreement, the Company was required to pay 50 percent of the remaining lease payments of $665,802 over three installments on September 1, 2019, December 1, 2019, and March 1, 2020, which was recorded as lease termination costs in the third quarter of 2019. The Company entered into a temporary month-to-month lease as of September 1, 2019, for office space located at 830 Morris Turnpike, Short Hills, NJ 07078 until the Company entered into a new lease for permanent office space. This lease was terminated on May 31, 2020.

Index
Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months with an option to renew through October 31, 2027. As of December 31, 2021, there are twenty (20) months remaining in the lease term. Upon inception of the lease, the Company recognized approximately $0.7 million of a ROU asset and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020, was 9.15%. Throughout the period described above the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2021	2020
Cash paid for operating lease liabilities	$170,839	$98,133
Right-of use assets recorded in exchange for lease obligations	$–	$668,764

For the year ended December 31, 2021, the Company’s operating lease expense was $241,031.

Year ended December 31,
2022	$294,986
2023	239,469
2024	–
2025	–
2026 and after	–
Total future minimum lease payments	534,455
Less imputed interest	(44,101)
$490,354

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
Accrued research and development costs	$227,400	$204,780
Accrued professional fees	485,400	219,822
Accrued compensation	1,458,310	1,310,720
Accrued rent	16,594	–
Total	$2,187,704	$1,735,322

Index
Note 8 – Stock-Based Compensation

The Company has three equity compensation plans: the 2009 Stock Option Plan, 2014 Equity Incentive Plan and the 2018 Stock Incentive Plan (the “Plans”).

In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant up to 91,367 shares as ISOs, NQs and restricted stock units (“RSUs”), subject to increases as hereafter described (the “Plan Limit”). In addition, on January 1, 2015, and each January 1 thereafter and prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the 2014 Equity Incentive Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. In March 2019, the Plan was amended and restated which removed the annual increase component and was limited to 826,292 shares.

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

Pursuant to the terms of the Plans, ISOs have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four-year term and NQs generally vest over a one-to-five-year term. Unless terminated by the Board, the Plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the Plans are no longer outstanding. As of December 31, 2021, there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options. The Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

On December 8, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. The 2019 Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2021, there were 127,400 shares available for grant under the 2019 Inducement Plan.

Index
The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Research and development	$1,395,957	$229,977
General and administrative	2,678,500	202,344
Total	$4,074,457	$432,321

The following table summarizes the stock option activity for the Company’ stock option plans for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at January 1, 2021	1,650,897	$11.87	7.03	226,731
Granted	1,958,030	$4.35	9.11	8,803,138
Exercised	(117,958)	$6.59	–	–
Forfeited	(327,134)	$29.67	–	–
Options outstanding at December 31, 2021	3,163,835	$5.57	7.90	$10,839,589
Vested and expected to vest at December 31, 2021	3,163,835	$5.57	7.90	$10,839,589
Exercisable at December 31, 2021	1,437,539	$6.55	6.41	$–

As of December 31, 2021 there was approximately $11,800,706 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.89 years.

The weighted-average grant date fair value of the stock options granted in 2021 was $7.65 per share.

The fair value of options granted during the year ended December 31, 2021 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Year Ended December 31,
	2021	2020
	Weighted Average
Volatility	100.53%	97.50%
Risk-Free Interest Rate	0.49%	0.39%
Expected Term in Years	6.06	6.04
Dividend Rate	–	–

Fair Value of Option on Grant Date	$7.65	$1.14

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
Note 9 - Stockholders’ Equity

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

Index
Note 10 – Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
State taxes	(13.0)%	6.7%
Extraordinary gain	0.0%	0.0%
Permanent differences	(8.9)%	(4.5)%
Research and development	2.8%	2.3%
State Taxes/Sale of NOL	21.0%	–
Valuation Allowance	(1.8)%	(27.1)%
Other	0.0%	1.6%
Effective tax rate	21.1%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2021	2020
Federal net operating losses	$22,831,097	$19,757,859
State net operating losses	3,426,561	5,704,791
Stock options	1,374,830	1,687,123
Federal tax credit	1,661,238	1,089,138
State tax credits	410,089	752,791
Amortization	35,579	41,695
Accrued expense	4,665	352,642
Depreciation	719,666	721,024
Lease liabilities	137,838	171,543
Other	15,278	18,098
Total gross deferred tax assets	30,616,841	30,296,704
Less valuation allowance	(30,516,318)	(30,142,744)
Deferred tax assets, net	$100,523	$153,960
Right of use asset	$(100,523)	$(153,960)
Total gross deferred tax liabilities	(100,523)	(153,960)
Deferred tax, net	$–	$–

Index
In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2021 and 2020, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $30.5 and $30.1 million respectively. The change in the valuation allowance during the year ended 2021 was approximately $0.4 million.

At December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $108.7 million. At December 31, 2021, the Company had federal research and development credit carryforwards of approximately $1.7 million. The federal net operating loss carryforwards begin to expire in 2028, losses generated in 2018 or later will carry forward indefinitely. The federal credit carryforwards begin to expire in 2032. Section 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event certain ownership changes, as defined. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code.  The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change.  The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.  Although the Company has not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

At December 31, 2021, the Company had approximately $48.2 million of State of New Jersey NOLs which expire between 2029 and 2041. At December 31, 2021, the Company had approximately $0.5 million of the State of New Jersey research development credits carryforwards.  The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net loss carryforwards. The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable NJ-based technology or biotechnology companies with fewer than 225 US employees (including parent company and all subsidiary) to sell a percentage of New Jersey NOLs and research and development (“R&D”) tax credits to unrelated profitable corporations.  In 2021, the company sold New Jersey NOL carryforwards and R&D Credits, resulting in the recognition of $4.5 million of income tax benefit, net of transaction costs.  There is no certainty as to whether this program will continue.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2021, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2021 and 2020.

Note 11 – Commitments and Contingencies

Employment Matters

The Company has entered into employment agreements with each of its executive officers. The employment agreements generally provide for, among other things, salary, bonus and severance payments. The employment agreements generally provide for between 12 months and 24 months of severance benefits to be paid to an executive (as well as certain potential bonus, COBRA and equity award benefits), subject to the effectiveness of a general release of claims, if the executive terminates his or her employment for good reason or if the Company terminates the executive’s employment without cause. Such severance payments may be provided 90 days prior to and for as long as 24 months following the effective date of a change in control. The continued provision of severance benefits is conditioned on each executive’s compliance with the terms of the Company’s confidentiality and invention and assignment agreement as well as his or her release of claims.

Rent

For the years ended December 31, 2021 and 2020, rent was $185,195 and $183,372, respectively, for month-to-month arrangements not impacted by the adoption of ASC 842.

Legal Proceedings

On July 23, 2021, David R. Rosener, a purported stockholder of the Company, filed a putative class action and shareholder derivative complaint in the Court of Chancery of the State of Delaware (C.A. No. 2021-0644 JRS) against the Company and all of its directors and certain of its executive officers. The plaintiff named all current directors of PDS as defendants as well as PDS’s Chief Scientific Officer and PDS’s Chief Medical Officer and also named PDS as a nominal defendant. The plaintiff claimed PDS’s bylaws required tabulation of broker non-votes on Proposal 3 at the Company’s 2021 annual stockholder meeting held on June 17, 2021 (the “2021 Annual Meeting”), which sought shareholder approval of the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”). The complaint asserted claims for breach of fiduciary duties, declaratory judgment, waste of corporate assets and unjust enrichment in connection with the Restated Plan and the granting of an aggregate of 1,040,700 stock options to certain executive officers pursuant to the Restated Plan. The plaintiff sought unspecified monetary damages, to have the Restated Plan declared void, and recission of the grant of stock options as ultra vires. At the Special Meeting of Stockholders held on January 19, 2022, the requisite stockholders of the Company voted to ratify the prior approval of the Restated Plan which was adopted at the 2021 Annual Meeting and the stock options issued under the Restated Plan. Thereafter, on February 22, 2022, the plaintiff filed a notice of voluntary dismissal in the Court of Chancery of the State of Delaware.

On or about December 27, 2021, Seth Van Voorhees, the former Chief Financial Officer of the Company, filed a Demand for Arbitration against the Company with the American Arbitration Association, asserting that he was wrongfully terminated. In his demand, Dr. Van Voorhees contends that his alleged damages are expected to be no less than $3,000,000, plus interest, arbitration costs, attorneys’ fees and punitive damages. We have offered and accrued $300,000 associated with this matter. The Company denies all alleged wrongful conduct and the Company is vigorously defending the matter.

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on its financial position, results of operations or cash flows.

Index
Note 12 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contribution for the years ended December 31, 2021 and 2020 plan years were $35,747 and $19,967 respectively.

Note 13 – Subsequent Events

On January 19, 2022, the Company granted an option to purchase 765,605 shares of common stock to the management and employees of the Company with a strike price of $6.28 vesting 25% on the first anniversary and the remaining vesting in equal monthly installments thereafter until fully vested.  Included in the above mentioned grant, the Company granted an option to purchase 291,500, 112,200 and 88,600 to its Chief Executive Officer, Chief Scientific Officer and its Chief Medical Officer, respectively.