Form 10-Q
period 2022-03-31
PDS Biotechnology Corp
filed 2022-05-11
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of May 5, 2022 was 28,450,894.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$58,881,101	$65,242,622
Prepaid expenses and other	1,849,406	1,597,569
Total current assets	60,730,507	66,840,191

Property and equipment, net	–	86
Operating lease right-to-use asset	308,327	357,611

Total assets	$61,038,834	$67,197,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,745,709	$1,309,403
Accrued expenses	1,961,468	2,187,704
Operating lease obligation-short term	311,311	258,924
Total current liabilities	5,018,488	3,756,031

Noncurrent liability:
Operating lease obligation-long term	146,980	231,430
Total liabilities:	$5,165,468	$3,987,461

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at March 31, 2022 and December 31, 2021, 28,450,894 shares and 28,448,612 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	9,388	9,387
Additional paid-in capital	125,041,062	123,904,602
Accumulated deficit	(69,177,084)	(60,703,562)
Total stockholders’ equity	55,873,366	63,210,427

Total liabilities and stockholders’ equity	$61,038,834	$67,197,888

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development expenses	$5,161,315	$1,413,057
General and administrative expenses	3,317,907	1,636,216

Total operating expenses	8,479,222	3,049,273

Loss from operations	(8,479,222)	(3,049,273)

Other income
Interest income	5,700	655

Net loss and comprehensive loss	$(8,473,522)	$(3,048,618)

Per share information:
Net loss per share, basic	$(0.32)	$(0.14)
Net loss per share, diluted	$(0.32)	$(0.14)

Weighted average common shares outstanding, basic	26,161,156	22,263,838
Weighted average common shares outstanding, diluted	26,161,156	22,263,838

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
Balance - December 31, 2020	22,261,619	$7,346	$70,907,315	$(43,785,085)	$27,129,576
Stock-based compensation expense	–	–	257,622	–	257,622
Issuance of common stock from 401K match	16,642	–	35,747	–	35,747
Net loss	–	–	–	(3,048,618)	(3,048,618)
Balance - March 31, 2021	22,278,261	$7,346	$71,200,684	$(46,833,703)	$24,374,327

	Common Stock		Additional
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
Balance - December 31, 2021	28,448,612	$9,387	$123,904,602	$(60,703,562)	$63,210,427
Stock-based compensation expense	–	–	1,128,973	–	1,128,973
Issuance of common stock from exercise of stock options	2,282	1	7,487	–	7,488
Net loss	–	–	–	(8,473,522)	(8,473,522)
Balance - March 31, 2022	28,450,894	$9,388	$125,041,062	$(69,177,084)	$55,873,366

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,473,522)	$(3,048,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,128,973	257,622
Stock-based 401K company common match	–	35,747
Depreciation expense	86	1,860
Operating lease expense	60,257	60,257
Changes in assets and liabilities:
Prepaid expenses and other assets	(251,837)	(721,849)
Accounts payable	1,436,306	(464,626)
Accrued expenses	(226,236)	119,473
Operating lease liabilities	(43,036)	(42,057)

Net cash used in operating activities	(6,369,009)	(3,802,191)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,488	–
Net cash provided by financing activities	7,488	–

Net decrease in cash and cash equivalents	(6,361,521)	(3,802,191)
Cash and cash equivalents at beginning of period	65,242,622	28,839,565

Cash and cash equivalents at end of period	$58,881,101	$25,037,374

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS”), is a clinical-stage immunotherapy company developing a growing pipeline of cancer immunotherapies and infectious disease vaccines designed to overcome the limitations of current immunotherapy and vaccine technologies.  The Company’s proprietary T-cell activating platforms designed to train the immune system to better attack and destroy disease; Versamune®, for treatments in oncology and Infectimune™, for treatments in infectious disease  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune and Infectimune have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4+ helper and CD8+ killer T-cells, a specific sub-type of T-cell that is more effective at killing infected or target cells. Infectimune is also designed to promote the induction of disease-specific neutralizing antibodies.  The Company’s immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example, in combination with other leading technologies such as checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. The Company is also evaluating our immunotherapies as monotherapies in early-stage disease.  PDS is developing targeted product candidates to treat several cancers including Human Papillomavirus (HPV)-associated cancers, melanoma, colorectal, lung, breast and prostate cancers. The Company’s infectious disease candidates are of potential interest for use in COVID-19 and universal influenza vaccines.

From the Company’s inception, it has devoted substantially all of its efforts to drug development, business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital.

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic and on March 13 the President declared a national emergency in response to the pandemic. The full impact of the COVID-19 pandemic is unknown and continues to evolve. The COVID-19 pandemic has and could continue to negatively affect the Company’s liquidity and operations.  The FDA issued and since updated guidance to assist sponsors in assuring the safety of trial participants, maintaining compliance with Good Clinical Practice (GCP) and minimizing risks to trial integrity.  Clinical trial sites have implemented institution-specific measures securing the safety of patients and staff to ensure the integrity of the trials in the face of the ongoing pandemic. COVID-19 related travel and other restrictions may also impact the potential for on-site monitoring visiting and audits and inspections Company personnel, third parties, and regulators. There may be shortages of site personnel and equipment necessary for the timely completion of clinical trials. PDS is providing support to address these challenges, but these mitigation measures may not overcome the obstacles that the pandemic has wrought which continue to impede progress of clinical trials.

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company’s future results, Management believes the current cash reserves, leave the Company well-positioned to manage the business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and continuing and the financial impacts associated with the COVID-19 pandemic are still uncertain.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at March 31, 2022, the statements of operations and comprehensive loss and changes in stockholders’ equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited condensed consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, filed by the Company with the SEC in its Annual Report on Form 10-K on March 31, 2022.

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

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the common shares underlying the stock options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per common share is the same.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of March 31,
	2022	2021
Stock options to purchase Common Stock	3,932,392	1,899,193
Warrants to purchase Common Stock	124,604	197,518
Total	4,056,996	2,096,711

Note 3 – Liquidity

As of March 31, 2022, the Company had $58.9 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

On July 29, 2019, the Company entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $20.0 million of its common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement. The Company may sell an aggregate of 1,034,979 shares of its common stock (which represented 19.99% of its outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) the Company obtains stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of the Company’s common stock on July 26, 2019. The minimum price at which the Company can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, the Company issued 100,654 shares of its common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which the Company refers to as the Commitment Shares. The Company recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, the Company entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019, the Company filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. The Aspire Purchase Agreement expired in January 2022, and no capital was raised under the Aspire Purchase Agreement.

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

In April 2022, the Company received approximately $1.2 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for State Fiscal Year 2021.

The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q.  The Company’s budgeted cash requirements in 2022 and beyond include expenses related to continuing development and clinical studies.  Based on its available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, management believes there are sufficient funds to continue operations and research and development programs for at least one year after the date of this Quarterly Report on Form 10-Q.

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

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2022 or 2021.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2022: (unaudited)
Cash and cash equivalents	$58,881,101	$58,881,101	$–	$–

As of December 31, 2021:
Cash and cash equivalents	$65,242,622	$65,242,622	$–	$–

Index
Note 5 – Leases

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months with an option to renew through October 31, 2027. As of March 31, 2022 there are seventeen (17) months remaining in the lease term. Upon inception of the lease, the Company recognized approximately $0.7 million of a ROU asset and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Supplemental cash flow information related to operating leases is as follows:

	As of March 31,
	2022	2021
Cash paid for operating lease liabilities	$43,036	$42,058
Right-of use assets recorded in exchange for lease obligations	$–	$–

Maturity of the Company’s operating lease liability is as follows:

Year ended December 31,
2022 (remaining nine months)	$251,953
2023	239,470
2024	–
2025	–
2026 and after	–
Total future minimum lease payments	491,423
Less imputed interest	(33,132)
$458,291

Note 6 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of March 31, 2022	As of December 31, 2021
Accrued research and development	$428,993	$227,400
Accrued professional fees	799,633	485,400
Accrued compensation	732,842	1,458,310
Accrued rent	–	16,594
Total	$1,961,468	$2,187,704

Index
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

As previously disclosed, on December 8, 2020, the Board of Directors of the Company adopted, subject to stockholder approval, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Inventive Plan (the “Restated Plan”), which would amend and restate the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Current Plan”). The Company held its annual meeting of stockholders on June 17, 2021 (the “Annual Meeting”).  The stockholders voted to approve the Restated Plan at the Annual Meeting. The Restated Plan is identical to the Current Plan in all material respects, except as follows: (a) the number of shares of Common Stock authorized for issuance under the Restated Plan will increase from 826,292 shares to 3,339,243 shares, plus the total number of shares that remained available for issuance, that are not covered by outstanding awards issued under the Current Plan, immediately prior to December 8, 2020; and (b) the Restated Plan will terminate on December 7, 2030, unless earlier terminated. Please reference the disclosure in Note 9. As of March 31, 2022, there were 1,325,499 shares available for grant under the Current Plan.

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards.

Pursuant to the terms of the Plans, ISOs have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four-year period. Unless terminated by the Board, the Plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the Plans are no longer outstanding.

On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options. The Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

On December 9, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. The 2019 Inducement Plan will be administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of March 31, 2022, there were 114,715 shares available for grant under the 2019 Inducement Plan.

The Company’s stock-based compensation expense was recognized in operating expense as follows:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Stock-Based Compensation
Research and development	$369,050	$60,385
General and administrative	759,923	197,236
Total	$1,128,973	$257,622

Index
The fair value of options and warrants granted during the three months ended March 31, 2022 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended March 31,
	2022	2021
	Weighted Average	Weighted Average
	(unaudited)
Volatility	99.13%	100.38%
Risk-Free Interest Rate	1.10%	0.35%
Expected Term in Years	6.64	5.82
Dividend Rate	0.00%	0.00%
Fair Value of Option on Grant Date	$4.88	$1.73

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	3,163,835	$5.57	7.90	$10,839,589
Granted	945,005	6.09
Exercised	(2,282)	3.18
Forfeited	(174,166)	4.91
Expired	–	–
Options outstanding at March 31, 2022	3,932,392	$5.73	8.08	$6,445,883
Vested and expected to vest at March 31, 2022	3,932,392	$5.73	8.08	$6,445,883
Exercisable at March 31, 2022	1,545,118	$6.27	6.33	$2,272,600

At March 31, 2022 there was approximately $14,572,753 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 3 years.

Note 8 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2022 and there will be no current income tax expense.  Additionally, there was a full valuation allowance against the net deferred tax assets as of March 31, 2022 and December 31, 2021. As such, the Company recorded no income tax benefit due to realization uncertainties.

The Company’s U.S. statutory rate is 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2022 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of March 31, 2022, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three months ended March 31, 2022 and for the year ended December 31, 2021. In April 2022, the Company received approximately $1.2 million from the sale of its New Jersey state net operating losses.

Index
Note 9 – Commitments and Contingencies

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

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three months ended March 31, 2022 and 2021, rent was $55,500 and $36,017 respectively.

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

While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on its financial position, results of operations or cash flows.  The Company may be involved, from time to time, in additional legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

Note 10 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $48,957 and $35,747 for the three months ended March 31, 2022 and 2021, respectively.

Note 11– Subsequent Events

In April 2022, we received approximately $1.2 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant our participation in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) program for State Fiscal Year 2021.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2021 on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 31, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements (including within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended) concerning the Company and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management, as well as assumptions made by, and information currently available to, management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “project,” “intend,” “forecast,” “guidance”, “outlook” and other similar expressions among others. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation:

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

In this Quarterly Report, unless otherwise stated or the context otherwise indicates, references to “PDS,” “the Company,” “we,” “us,” “our” and similar references refer to PDS Biotechnology Corporation, a Delaware corporation.

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

In April 2022, we announced two abstracts had been accepted for presentation at the 2022 American Society of Clinical Oncology Annual Meeting: Abstract number 6041, PDS0101 a novel type 1 interferon and CD8+ T-cell activating immunotherapy in combination with pembrolizumab in subjects with recurrent/metastatic HPV16-positive squamous cell carcinoma (HNSCC) and Abstract number 2518, Phase II evaluation of the combination of PDS0101, M9241, and bintrafusp alfa with HPV16+ malignancies.

Our current pipeline of Versamune-based targeted immunotherapies and Infectimune-based therapies focuses on the use of selected disease-associated antigens that have been demonstrated to be associated with a variety of solid tumors, as well as specific infectious diseases.

VERSATILE-002: PDS0101 + KEYTRUDA®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer commenced and is actively recruiting patients.  The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

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

In February 2022, we announced we had achieved the preliminary efficacy milestone of at least four or more objective responses of the first 17 patients in the CPI naïve arm which now allows that arm to proceed to full enrollment. We also announced detailed preliminary safety data which showed that the combination is well tolerated without evidence of enhanced or significant toxicity in the first 18 patients in the CPI naïve arm. We continue to enroll patients in the first stage of the CPI refractory arm.

National Cancer Institute: PDS0101+ M9241 +Bintrafusp Alfa

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement (CRADA), in NCI, led Phase 2 clinical trial evaluating PDS0101 with NHS-IL12 (M9241), and M7824 (Bintrafusp Alfa), both of which are owned by EMD Serono (Merck KGaA) in patients with advanced/refractory HPV-associated cancers who have failed prior treatment. In February 2021, we announced that the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced/refractory HPV-associated cancers achieved its preliminary objective response target in patients naïve to checkpoint inhibitors which allowed for full enrollment of approximately 20 patients in this group.  In addition, based on promising results in the CPI naïve arm, the trial was amended to allow enrollment of a separate cohort of checkpoint inhibitor-refractory patients for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 checkpoint inhibitor refractory patients is ongoing.  The NCI recently achieved the intended enrollment objective of 30 patients in the CPI refractory arm of the trial.  The trial has enrolled 45 patients and we plan to continue enrollment in the trial until the total enrollment of 56 patients is achieved.

Index
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

MD Anderson Cancer Center (IMMUNOCERV): PDS0101+ Chemoradiotherapy

In October 2020, a third PDS0101 Phase 2 clinical study was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. PDS believes that Versamune’s strong T-cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication. The enrollment rate in this trial continues to be negatively impacted by the COVID-19 pandemic and enrollment is on-going.

Mayo Clinic: PDS0101 Monotherapy and in combination with KEYTRUDA

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

Index
Other Versamune® -Based Products in Development:

PDS0102

PDS0102 is an investigational immunotherapy utilizing tumor-associated and immunologically active T-cell receptor gamma alternate reading framed protein (TARP) from the NCI. PDS0102 is designed to treat TARP-associated cancers including, acute myeloid leukemia (AML), prostate and breast cancer. In our preclinical work, the administration of PDS0102, the Versamuine+TARP antigen combination led to the induction of large numbers of polyfunctional tumor targeted killer T-cells. In addition, the TARP tumor antigen alone has already been studied at the NCI in men with prostate cancer and been shown to be safe, immunogenic with slowing tumor growth rates (NCT00972309). We are evaluating the next steps in the clinical development of PDS0102 and are seeking nondilutive financings to progress to human trials.

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

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.  Expression of MUC-1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8 killer T-cells.  In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103 and plan to submit our IND package in the fourth quarter of 2022.

Infectimune Development Strategy

We believe that the key differentiating attributes of the Infectimune platform technology are strong induction of CD8+ and CD4+ T-cells as well as antibodies which can be leveraged to improve treatment and preventive options in several infectious disease indications.  In January 2022 we announced preclinical data on our universal flu program sponsored by the National Institute of Allergy and Infectious Disease (NIAID) demonstrating the potential of the Infectimune technology with computationally designed influenza proteins developed by the laboratory of Dr. Ted Ross at the University of Georgia to generate broadly protective anti-influenza immune responses across multiple strains of influenza.  This data as well as our COVID-19 data has provided a unique opportunity to highlight Infectimune’s potentially transformative utility in the development of more broadly effective and longer lasting protective vaccines.  Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses.  However, the induction of T-cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

Earlier announced preclinical studies performed at the University of Kentucky on a potential COVID-19 vaccine indicate that the vaccine elicits the induction of highly active and potent virus-specific CD8 killer and CD4 helper T-cells within 14 days of treatment.  The study also showed induction of the long-lasting virus-specific memory T-cells necessary for longer term protection.  A 30-45-fold increase in COVID-19 specific T-cells was observed by day 14 when compared to the vaccine without Versamune.  These preclinical studies also indicated induction of strong anti-SARS-CoV-2 neutralizing antibodies within 14 days, with a 20-25-fold increase when compared to the vaccine without Versamune.

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

Based on the highly promising data recently announced with the universal seasonal flu vaccine and the current focus of the NIAID in developing more effective flu vaccines, we have decided to opportunistically focus our near-term infectious disease activities to align with the interests of the NIAID Collaborative Influenza Vaccine Innovation Centers (CIVICs) program.  This will involve development of a universal seasonal flu vaccine and also potential development of a universal pandemic influenza vaccine based on similar computationally designed antigens as have shown promise with Infectimune.

Index
We had out-licensed the Covid-19 vaccine (PDS0203) to the Brazilian company Farmacore for development in Latin America.  Initial financial support for the program had been provided by the Brazilian government for preclinical development. On February 22, 2021, we and Farmacore announced that Blanver Farmoquímica e Farmacêutica S.A joined their efforts (collectively the “Consortium”) to develop and commercialize a novel COVID-19 vaccine in Latin America. Under the terms of the agreement, São Paulo-based Blanver will manufacture, promote, distribute, and commercialize the Infectimune-based COVID-19 vaccine in Latin America. On March 11, 2021 we announced that the Consortium received a commitment from the Secretary for Research and Scientific Training of the MCTI, Brazil to fund up to approximately US$60 million to support the clinical development and commercialization of an Infectimune-based COVID-19. The progression of the Farmacore development program was delayed in the fourth quarter of 2021.  After a review of the program by PDS and Farmacore, the agreement with Farmacore was extended for six months to May 31, 2022 to provide additional time for Farmacore to commence manufacturing and scale up of drug product for use in clinical trials and any necessary process development work.   We have evaluated the progress of the program and as described above have determined to strategically focus our near-term efforts on the development of universal flu vaccines. The licensing agreement with Farmacore will expire on May 31, 2022.

Our current pipeline of Versamune  and Infectimune-based therapies is as follows:

PRODUCT	INDICATION	COMBINATION	PC	P1	P2	P3	R	PARTNER(S)
Oncology								
PDS0101 (HPV16)	Advanced/refractory HPV-positive anal, cervical, head and neck, penile, vaginal, vulvar cancers	KEYTRUDA® (Standard of Care)						MERCK
	Arm 1: Checkpoint inhibitor naïve 1st line treatment							
	Arm 2: Checkpoint inhibitor refractory 2nd or 3rd line treatment							
PDS0101 (HPV16)	HPV-positive anal, cervical, head and neck, penile, vaginal, vulvar cancers	Bintrafusp alfa and M9241						NIH NATIONAL CANCER INSTITUTE
	Arm 1: Checkpoint inhibitor naïve 2nd line treatment							
	Arm 2: Checkpoint inhibitor refractory 3rd line treatment							
PDS0101 (HPV16)	1st line treatment of locally advanced (IB3-IVA) cervical cancer	Chemo-radiation (Standard of Care)						THE UNIVERSITY OF TEXAS MDAnderson Cancer Center
PDS0101 (HPV16)	Treatment of patients with oropharyngeal cancer prior to transoral robotic surgery	KEYTRUDA®						MAYO CLINIC
	Arm 1: PDS0101 motherapy							
	Arm 2: PDS0101 in combination with KEYTRUDA®							
PDS0102 (TARP)	TARP-associated AML, prostate and breast cancers	TBD						NIH NATIONAL CANCER INSTITUTE
PDS0103 (MUC1)	MUC1-associated breast, colon, lung, ovarian and other cancers	TBD						NIH NATIONAL CANCER INSTITUTE
PDS0104 (TRP2)	Melanoma	TBD						
Infectious Disease								
PDS0201 (M-tuberculosis)	Prevention of tuberculosis							Farma core
PDS0202 (influenza)	Universal prevention of influenza							NIH National Institute of Allergy and Infectious Diseases
PDS0203 (SARS-CoV-2)	Prevention of COVID-19							

PDS Biotech Funded | Partner Co-Funded

Index
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $8.5 million, and $3.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $69.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of March 31, 2022, we had $58.9 million in cash and cash equivalents.

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

We expect that our research and development expenses will increase significantly over the next several years as we advance our Versamune-based immuno-oncology or Infectimune- based infectious disease candidates into and through clinical trials, pursue regulatory approval of our investigational candidates and prepare for a possible commercial launch, all of which will also require a significant investment in contract and internal manufacturing and inventory related costs.

The process of conducting human clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval. The probability of successful commercialization of our drug candidates may be affected by numerous factors, including clinical data obtained in future trials, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Index
Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase
	2022	2021	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$5,161	$1,413	$3,738	265%
General and administrative expenses	3,318	1,636	1,682	103%
Total operating expenses	8,479	3,049	5,430	178%
Loss from operations	(8,479)	(3,049)	5,430	178%
Interest income, net	6	1	5	500%
Net loss and comprehensive loss	$(8,473)	$(3,048)	$5,425	178%

Research and Development Expenses

Research and development (R&D) expenses increased  to $5.2 million for the three months ended March 31, 2022 from $1.4 million for the three months ended March 31, 2021. The increase of $3.7 million in 2022 was primarily attributable to an increase of $1.8 million in manufacturing services and quality costs, $1.04 million in clinical study and regulatory costs, $0.8 million in personnel costs and $0.06 million in facilities.

General and Administrative Expenses

General and administrative expenses increased to $3.3 million for the three months ended March 31, 2022 from $1.6 million for the three months ended March 31, 2021. The increase of $1.7 million is primarily attributable to an increase of $1.0 million in personnel costs, $0.6 million in legal fees and $0.1 in marketing expenses.

Liquidity and Capital Resources

In July 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital pursuant to which, we have the right, in our sole discretion, to present Aspire Capital Fund, LLC, or Aspire Capital, with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, in an aggregate amount of up to $20.0 million of our common stock, or the Purchased Shares, over the term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of our outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019. The minimum price at which we can sell shares under the Aspire Purchase Agreement is $0.50. On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. We recorded the fair value of the shares at July 29, 2019 of $603,924 as an expense in the third quarter of 2019. Concurrently with the Aspire Purchase Agreement, we entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement. In accordance with the Registration Rights Agreement, on August 20, 2019 we filed a Registration Statement on Form S-1 (File No. 333-232988) to cover the resale of the Commitment Shares and any Purchased Shares issuable to Aspire Capital under the Aspire Purchase Agreement. The Aspire Purchase Agreement expired in January 2022, and no capital was raised under the Aspire Purchase Agreement.

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

In August 2020, we sold 6,900,000 shares of our common stock at a public offering price of $2.75 per share pursuant to the 2020 Shelf Registration Statement, which includes 900,000 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $19.0 million and net proceeds of approximately $17.1 million, after deducting underwriting discounts and offering expenses.

In May 2021, we received approximately $4.5 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant our participation in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) program for State Fiscal Year 2020.

In June 2021, we sold 6,088,235 shares of common stock at a public offering price of $8.50 per share pursuant to the 2020 Shelf Registration Statement, which includes 794,117 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $51.7 million and net proceeds of approximately $48.5 million, after deducting underwriting discounts and offering expenses. Approximately $29,300,000 of Shelf Securities remain available for future sale under the 2020 Shelf Registration Statement.

In April 2022, we received approximately $1.2 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for State Fiscal Year 2020.

As of March 31, 2022, we had $58.9 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of March 31, 2022 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Index
Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(6,369)	$(3,802)
Net cash provided by financing activities	7	–
Net decrease in cash and cash equivalents	$(6,362)	$(3,802)

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.4 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively. The increase in net cash used in operating activities of $2.6 million was primarily due to an increase in net loss of $5.4 million, a decrease in accrued expenses of $0.3 million, partially offset by an increase in accounts payable of $1.9 million, an increase in prepaid expenses of $0.4 million and an increase in stock compensation of $0.8 million.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. Our budgeted cash requirements in 2021 and beyond include expenses related to continuing development and clinical studies.  We believe that our existing cash and cash equivalents as of March 31, 2022 are sufficient to continue operations and research and development programs for at least one year after the date of this Quarterly Report. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Our accounting policies are more fully described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.  As described in Note 2, the preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ from these estimates under different assumptions or conditions. We believe that the discussion in our management’s discussion and analysis addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As previously stated, we licensed Versamune to Farmacore in Brazil to develop PDS0203; a vaccine for the prevention of COVID-19.  The Secretary for Research and Scientific Training of The Ministry of Science, Technology and Innovation of Brazil provided a commitment to fund up to approximately US$60 million to support the clinical development and commercialization of a Versamune-based COVID-19 vaccine in Brazil. We have not received confirmation of the availability of financial resources within the MCTI to support the clinical development and commercialization of a Versamune-based COVID-19 vaccine in Brazil. Clinical development and commercialization of a Versamune-based COVID-19 vaccine in Brazil has not been initiated. Due to delays in the program, in the fourth quarter of 2021, we met with Farmacore and performed a detailed program review.  As the result of that review, we extended the contract with Farmacore for six months through May 31, 2022.  We have evaluated the progress of the program and have determined to strategically focus on PDS0202 universal flu vaccine. The licensing agreement with Farmacore will expire on May 31, 2022.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of March 31, 2022, we had cash equivalents of $58.9 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, we do not believe that an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2022 contained in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

With the exception of the risk factors noted below, there have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021. However, any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

Index
Our operations and business, financial condition, and prospects may be adversely affected by the current military conflict between Russia and Ukraine and other future social and geopolitical instability.

We are exposed to the risk of changes in social, geopolitical, legal, and economic conditions. The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia’s invasion of Ukraine, the United States, the European Union, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia’s ability to import various goods. The negative impacts arising from the conflict and these sanctions and export restrictions may include reduced consumer demand, supply chain disruptions and increased costs for transportation, energy, and raw materials. Although none of our operations are in Russia or Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which may adversely affect our business and financial condition, results of operations and prospects.

Our results of operations and liquidity needs could be materially affected by market fluctuations and general economic conditions

Our results of operations could be materially affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation. Energy costs, geopolitical issues, and the availability and cost of credit have in the past and may continue to contribute to increase volatility and diminished expectations of the economy and markets going forward. Market upheavals may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected. Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline. There may be disruption or delay in the performance of our third-party contractors and suppliers. If our contractors, suppliers and partners are unable to satisfy their contractual obligations, our business could suffer. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that are in excess of federally insured limits, and we may experience losses on those deposits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Third Amended and Restated Bylaws of PDS Biotechnology Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 15, 2022, and incorporated by reference herein).
10.1+
PDS Biotechnology Corporation Change of Control Severance Plan effective as of March 14, 2022 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated herein by reference).

10.2**+
Amended and Restated Executive Employment Agreement by and between Frank K. Bedu-Addo and PDS Biotechnology Corporation, effective as of March 14, 2022 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated herein by reference).

10.3**+
Executive Employment Agreement by and between Gregory Conn, Ph.D. and PDS Biotechnology Corporation, effective as of March 14, 2022 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated herein by reference).

10.4**+
Executive Employment Agreement by and between Matthew Hill and PDS Biotechnology Corporation, effective as of March 14, 2022 (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated herein by reference).

10.5**+
Executive Employment Agreement by and between Lauren V. Wood, M.D. and PDS Biotechnology Corporation, effective as of March 14, 2022 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith (unless otherwise noted as being furnished herewith)
+	Indicates management contract or compensatory plan.
**	Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

May 11, 2022	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo
President and Chief Executive Officer (Principal Executive Officer)

May 11, 2022	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)