Form 10-Q
period 2022-06-30
PDS Biotechnology Corp
filed 2022-08-08
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of August 1, 2022 was 28,458,688.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$52,984,672	$65,242,622
Prepaid expenses and other	2,757,910	1,597,569
Total current assets	55,742,582	66,840,191

Property and equipment, net	–	86
Operating lease right-to-use asset	258,188	357,611

Total assets	$56,000,770	$67,197,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,877,991	$1,309,403
Accrued expenses	2,302,921	2,187,704
Operating lease obligation-short term	335,012	258,924
Total current liabilities	4,515,924	3,756,031

Noncurrent liability:
Operating lease obligation-long term	59,650	231,430
Total Liabilities:	$4,575,574	$3,987,461

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at June 30, 2022 and December 31, 2021, 28,458,688 shares and 28,448,612 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9,391	9,387
Additional paid-in capital	126,412,089	123,904,602
Accumulated deficit	(74,996,284)	(60,703,562)
Total stockholders’ equity	51,425,196	63,210,427

Total liabilities and stockholders’ equity	$56,000,770	$67,197,888

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development expenses	$3,761,646	$2,764,195	$8,922,961	$4,177,252
General and administrative expenses	3,331,006	2,341,828	6,648,913	3,978,044
Total operating expenses	7,092,652	5,106,023	15,571,874	8,155,296

Loss from operations	(7,092,652)	(5,106,023)	(15,571,874)	(8,155,296)

Interest income	74,547	604	80,247	1,259

Loss before income taxes	(7,018,105)	(5,105,419)	(15,491,627)	(8,154,037)
Benefit for income taxes	1,198,905	4,516,488	1,198,905	4,516,488
Net loss and comprehensive loss	(5,819,200)	(588,931)	(14,292,722)	(3,637,549)

Per share information:
Net loss per share, basic and diluted	$(0.20)	$(0.03)	$(0.50)	$(0.16)

Weighted average common shares outstanding, basic, and diluted	28,451,579	23,160,371	28,450,104	22,714,581

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Total Equity
January 1, 2021	22,261,619	$7,346	$70,907,315	$(43,785,085)	$27,129,576
Stock-based compensation expense	–	–	257,622	–	257,622
Issuance of common stock from 401K match	16,642	–	35,747	–	35,747
Net loss	–	–	–	(3,048,618)	(3,048,618)
Balance - March 31, 2021	22,278,261	7,346	71,200,684	(46,833,703)	24,374,327
Stock-based compensation expense	–	–	441,598	–	441,598
Issuance of common stock from 401K match	–	5	(5)	–	–
Issuance of common stock, from exercise of stock options	51,413	17	220,586	–	220,603
Issuances of common stock, net of issuance costs	6,088,235	2,009	48,542,989	–	48,544,998
Net loss	–	–	–	(588,931)	(588,931)
Balance - June 30, 2021	28,417,909	$9,377	$120,405,851	$(47,422,634)	$72,992,594

	Common Stock		Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Total Equity
January 1, 2022	28,448,612	$9,387	$123,904,602	$(60,703,562)	$63,210,427
Stock-based compensation expense	–	–	1,128,973	–	1,128,973
Issuances of common stock, net of issuance costs	–	–	–	–	–
Issuances of common stock, from exercise of stock options	2,282	1	7,487	–	7,488
Net loss	–	–	–	(8,473,522)	(8,473,522)
Balance - March 31, 2022	28,450,894	9,388	125,041,062	(69,177,084)	55,873,366
Stock-based compensation expense	–	–	1,348,601	–	1,348,601
Issuances of common stock, from exercise of stock options	7,794	3	22,426	–	22,429
Net loss	–	–	–	(5,819,200)	(5,819,200)
Balance - June 30, 2022	28,458,688	$9,391	$126,412,089	$(74,996,284)	$51,425,196

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,292,722)	$(3,637,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,477,574	699,219
Stock-based 401K company common match	–	35,747
Depreciation expense	86	3,133
Operating lease expense	120,514	120,514
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,160,341)	(687,524)
Accounts payable	568,588	960,139
Accrued expenses	115,217	(265,530)
Operating lease liabilities	(116,783)	(84,115)
Net cash used in operating activities	(12,287,867)	(2,855,966)

Cash flows from financing activities:
Proceeds from exercise of stock options	29,917	220,603
Proceeds from issuances of common stock, net of issuance costs	–	48,544,998
Net cash provided by financing activities	29,917	48,765,601

Net (decrease) increase in cash and cash equivalents	(12,257,950)	45,909,635
Cash and cash equivalents at beginning of period	65,242,622	28,839,565

Cash and cash equivalents at end of period	$52,984,672	$74,749,200

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS”), is a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted cancer and infectious disease immunotherapies based on the Company’s proprietary Versamune® and Infectimune™ T cell activating technology platforms. The Company’s Versamune based products have demonstrated the potential to overcome the limitations of current immunotherapies by inducing, in vivo, large quantities of high-quality, highly potent polyfunctional CD4+ helper and CD8+ killer T-cells. The Company has developed multiple therapies, based on combinations of Versamune and disease-specific antigens, designed to train the immune system to recognize diseased cells and effectively attack and destroy them. The Company continues to advance its pipeline of candidates to address a wide range of cancers including HPV16-associated cancers (anal, cervical, head and neck, penile, vaginal, vulvar) and breast, colon, lung, prostate and ovarian cancers. The Company’s Infectimune -based vaccines have demonstrated the potential to induce, not only robust and durable neutralizing antibody response, but also powerful T cell responses including long-lasting memory T cell responses The Company’s infectious disease candidates are of potential interest for use in COVID-19 and universal influenza vaccines.

From the Company’s inception, it has devoted substantially all of its efforts to drug development, business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital.

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The full impact of the COVID-19 pandemic continues to evolve. The COVID-19 pandemic has and could continue to negatively affect the Company’s liquidity and operations.  The FDA issued and since updated guidance to assist sponsors in assuring the safety of trial participants, maintaining compliance with Good Clinical Practice (GCP) and minimizing risks to trial integrity.  Clinical trial sites have implemented institution-specific measures securing the safety of patients and staff to ensure the integrity of the trials in the face of the ongoing pandemic. COVID-19 related travel and other restrictions may also impact the potential for on-site monitoring visiting and audits and inspections Company personnel, third parties, and regulators. There may be shortages of site personnel and equipment necessary for the timely completion of clinical trials. PDS is providing support to address these challenges, but these mitigation measures may not overcome the obstacles that the pandemic has wrought which continue to impede progress of clinical trials.

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

The interim balance sheet at June 30, 2022, the statements of operations and comprehensive loss and changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2022 and 2021 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, filed by the Company with the SEC in its Annual Report on Form 10-K on March 31, 2022.

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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of June 30,
	2022	2021
Stock options to purchase Common Stock	4,289,943	3,209,248
Warrants to purchase Common Stock	124,604	197,518
Total	4,414,547	3,406,766

Note 3 – Liquidity

As of June 30, 2022, the Company had $53.0 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

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

Index
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

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2022 or 2021.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022: (unaudited)
Cash and cash equivalents	$52,984,672	$52,984,672	$–	$–

As of December 31, 2021:
Cash and cash equivalents	$65,242,622	$65,242,622	$–	$–

Note 5 – Leases

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months with an option to renew through October 31, 2027. As of June 30, 2022 there are fourteen (14) months remaining in the lease term. Upon inception of the lease, the Company recognized approximately $0.7 million of a ROU asset and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Index
Supplemental cash flow information related to operating leases is as follows:

	As of June 30,
	2022	2021

Cash paid for operating lease liabilities	$116,783	$84,115

Maturity of the Company’s operating lease liability is as follows:

Year ended December 31,
2022 (remaining six months)	$178,206
2023	239,470
2024	–
2025	–
2026 and after	–
Total future minimum lease payments	417,676
Less imputed interest	(23,014)
$394,662

Note 6 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of June 30, 2022	As of December 31, 2021
Accrued research and development	$278,228	$227,400
Accrued professional fees	765,657	485,400
Accrued compensation	1,259,036	1,458,310
Accrued rent	–	16,594
Total	$2,302,921	$2,187,704

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

As previously disclosed, on December 8, 2020, the Board of Directors of the Company adopted, subject to stockholder approval, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Inventive Plan (the “Restated Plan”), which would amend and restate the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Current Plan”). At the annual meeting of stockholders on June 17, 2021, stockholders voted to approve the Restated Plan at the Annual Meeting. The Restated Plan is identical to the Current Plan in all material respects, except as follows: (a) the number of shares of Common Stock authorized for issuance under the Restated Plan will increase from 826,292 shares to 3,339,243 shares, plus the total number of shares that remained available for issuance, that are not covered by outstanding awards issued under the Current Plan, immediately prior to December 8, 2020; and (b) the Restated Plan will terminate on December 7, 2030, unless earlier terminated. Please reference additional disclosure in Note 9. As of June 30, 2022, there were 1,303,000 shares available for grant under the Current Plan.

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

On May 17, 2022, the Company amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 500,000 shares to 1,100,000 shares. The 2019 Inducement Plan will be administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of June 30, 2022, there were 367,064 shares available for grant under the 2019 Inducement Plan.

The Company’s stock-based compensation expense related to stock options was recognized in operating expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$487,532	$167,432	$856,582	$227,817
General and administrative	861,069	274,166	1,620,992	471,401
Total	$1,348,601	$441,598	$2,477,574	$699,219

The fair value of options granted during the three and six months ended June 30, 2022 and 2021 was estimated using the Black-Scholes option valuation model utilizing the following assumptions. There was 494,000 and 1,439,005 of options granted during the three and six month period ended June 30, 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	100.05%	100.63%	99.45%	100.59%
Risk-Free Interest Rate	2.60%	0.79%	1.62%	0.72%
Expected Term in Years	6.02	6.38	6.43	6.28
Dividend Rate	–	–	–	–
Fair Value of Option on Grant Date	$4.01	$7.28	$4.59	$6.39

Index
The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	3,163,835	$5.57	7.90	$10,839,589
Granted	1,439,005	5.73
Exercised	(10,076)	2.51
Forfeited	(302,821)	5.19
Expired	–	–
Options outstanding at June 30, 2022	4,289,943	$5.66	8.02	$2,164,356
Vested and expected to vest at June 30, 2022	4,289,943	$5.66	8.02	$2,164,356
Exercisable at June 30, 2022	1,767,786	$6.13	6.37	$952,705

At June 30, 2022 there was approximately $14,551,120 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 3 years.

Note 8 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2022 and there will be no current income tax expense.  Additionally, there was a full valuation allowance against the net deferred tax assets as of June 30, 2022 and December 31, 2021. As such, the Company recorded no income tax benefit due to realization uncertainties.

The Company’s U.S. statutory rate is 21%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2022 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of June 30, 2022, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and six months ended June 30, 2022 and for the year ended December 31, 2021.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $1.2 and $4.5 million of income tax benefit, net of transaction costs in the six months ended June 30, 2022 and 2021, respectively.

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

Index
Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and six months ended June 30, 2022 was $55,500 and $111,000, respectively, compared to the three and six months ended June 2021 of $42,477 and $78,493.

Legal Proceedings

On or about December 27, 2021, Seth Van Voorhees, the former Chief Financial Officer of the Company, filed a Demand for Arbitration against the Company with the American Arbitration Association, asserting that he was wrongfully terminated. In his demand, Dr. Van Voorhees contends that his alleged damages are expected to be no less than $3,000,000, plus interest, arbitration costs, attorneys’ fees and punitive damages. In July 2022, the Company and Dr. Van Voorhees entered into a confidential settlement agreement which includes the customary dismissal of action, full release of claims with no admission of liability. There were no material changes to the Company’s accrued liabilities in connection with this matter.

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

Note 10 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $38,761 and $87,718 for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 of $28,352 and $45,411 respectively.

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

●
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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

In this Quarterly Report, unless otherwise stated or the context otherwise indicates, references to “PDS,” “the Company,” “we,” “us,” “our” and similar references refer to PDS Biotechnology Corporation, a Delaware corporation.

Index
Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted cancer and infectious disease immunotherapies based on our proprietary Versamune® and Infectimune™ T cell activating technology platforms. Our Versamune based products have demonstrated the potential to overcome the limitations of current immunotherapies by inducing, in vivo, large quantities of high-quality, highly potent polyfunctional CD4+ helper and CD8+ killer T-cells. We have developed multiple therapies, based on combinations of Versamune and disease-specific antigens, designed to train the immune system to recognize diseased cells and effectively attack and destroy them. We continue to advance its pipeline of candidates to address a wide range of cancers including HPV16-associated cancers (anal, cervical, head and neck, penile, vaginal, vulvar) and breast, colon, lung prostate and ovarian cancers. Our Infectimune -based vaccines have demonstrated the potential to induce, not only robust and durable neutralizing antibody response, but also powerful T cell responses including long-lasting memory T cell responses. Our infectious disease candidates are of potential interest for use in COVID-19 and universal influenza vaccines.

In May 2022, we announced that two abstracts had been presented at the 2022 American Society of Clinical Oncology Annual Meeting: Abstract number 6041, PDS0101 a novel type 1 interferon and CD8+ T-cell activating immunotherapy in combination with pembrolizumab in subjects with recurrent/metastatic HPV16-positive squamous cell carcinoma (HNSCC) and Abstract number 2518, Phase II evaluation of the combination of PDS0101, M9241, and bintrafusp alfa with HPV16+ malignancies. Also in May 2022, we announced expansion of our VERSATILE-002 clinical trial into Europe and in June 2022, we announced the U.S. Food and Drug Administration (the “FDA”) had granted Fast Track designation to our lead candidate PDS010 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (PEMBROLIZUMAB). The FDA’s Fast Track designation is designed to aid in the development and to expedite the review of drug candidate applications that would potentially treat serious or life-threatening conditions. In order to receive Fast Track designation, a product must also demonstrate the potential to address an unmet medical need. Treatments granted this designation are given the opportunity to have more frequent meetings with the FDA throughout the entire dug development and review process, with the goal of moving promising new drugs more rapidly through the process. It also provides the opportunity to submit sections of a New Drug Application (the “NDA”) on a rolling basis, where the FDA may review portions of the NDA as they are received instead of waiting for the entire NDA submission. In addition, Fast Track designated products are eligible for priority review at the time of NDA or Biologics License Application submission.

In July 2022, we announced the presentation of universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune™ enhances antibodies elicited by COBRA hemagglutinin influenza vaccine.

Our current pipeline of Versamune based targeted immunotherapies and Infectimune based therapies focuses on the use of selected disease-associated antigens that have been demonstrated to be associated with a variety of solid tumors, as well as specific infectious diseases.

VERSATILE-002: PDS0101 + KEYTRUDA®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer commenced and is actively recruiting patients.The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this PDS Biotech-sponsored trial, patients whose cancer has returned or spread following initial treatment, will be able to avoid chemotherapy and take this combination of two immunotherapy drugs. Enrolling patients with more functional immune systems that have not been compromised by extensive chemotherapy may allow improved efficacy of the combination.Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care KEYTRUDA® therapy administered every three weeks until disease progression.The primary endpoint of VERSATILE-002 is the objective response rate – or ORR – at six months following initiation of treatment.There are two cohorts in the trial. Cohort 1 is for patients that are yet to be treated with a checkpoint inhibitor (CPI naïve) and cohort 2 which consists of patients that have failed checkpoint inhibitor therapy (CPI refractory).

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

Index
In May 2022, we announced preliminary efficacy and safety data from this trial at the ASCO Annual Meeting. The abstract provided preliminary data on 19 patients (safety) with available imaging data for 17 of the 19 patients (efficacy). Highlights from the abstract were as follows:

●
Response rates thus far* (tumor shrinkage greater than 30%) seen in 7/17 (41.2%) patients in comparison to the published results of approximately 19% for approved checkpoint inhibitors, used as monotherapy for recurrent or metastatic head and neck cancer, with 2 of the 7 having complete responses (CR)

●	Stable disease (SD) was reported in 6/17 (35.3%) patients, with 4 of the 6 (67%) experiencing tumor shrinkage of less than 30%
●	Clinical efficacy (ORR* + SD) was seen in 13/17 (76.5%) patients
●	Progressive/ongoing disease was reported in 4/17 (23.5%) patients
●	Patients had received a median of 4/5 doses of PDS0101 (range 1-5) and 9/35 doses of KEYTRUDA® (range 1-18)
●	There were no treatment-related adverse events greater than or equal to Grade 3 (N=19)
●	No patients required dose interruption or reduction on the combination treatment
●	No patients discontinued the combination treatment
●	At 9 months of follow up (median not yet achieved):
●	Progression free survival (PFS) rate was 55.2%
●	Overall survival (OS) rate was 87.2%

*	no control or comparative studies have been conducted between checkpoint inhibitors and PDS0101

In May 2022, we announced the expansion of this trial into Europe and in June 2022, as described above, we received Fast Track designation for PDS0101 in combination with pembrolizumab.

National Cancer Institute: PDS0101+ M9241 +Bintrafusp Alfa

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement (CRADA), in NCI, led Phase 2 clinical trial evaluating PDS0101 with NHS-IL12 (M9241), and M7824 (Bintrafusp Alfa), both of which are owned by EMD Serono (Merck KGaA) in patients with advanced/refractory HPV-associated cancers who have failed prior treatment. In February 2021, we announced that the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced/refractory HPV-associated cancers achieved its preliminary objective response target in patients naïve to checkpoint inhibitors which allowed for full enrollment of approximately 20 patients in this group.In addition, based on promising results in the CPI naïve arm, the trial was amended to allow enrollment of a separate cohort of checkpoint inhibitor-refractory patients for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 checkpoint inhibitor refractory patients is ongoing.The NCI recently achieved the intended enrollment objective of 30 patients in the CPI refractory arm of the trial.The trial has enrolled 45 patients and we plan to continue enrollment in the trial until the total enrollment of 56 patients is achieved.

Preclinical study results arising from this CRADA were recently published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of an HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer 2020;8:e000612. doi:10.1136/ jitc-2020-000612), indicating that PDS0101 generated both HPV-specific T-cells and an associated antitumor response when used as a monotherapy.When PDS0101 was combined with two other novel clinical-stage anti-cancer agents, Bintrafusp Alfa and M9241, the preclinical data suggested that all three therapeutic agents worked synergistically to provide superior tumor T-cell responses and subsequent tumor regression when compared to any of the agents alone or the 2-component combinations.If the published preclinical data demonstrating powerful activity of the triple combination is successfully confirmed in the ongoing Phase 2 trial, this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

In June 2021, at the American Society of Clinical Oncology (ASCO) conference the NCI announced interim data in this trial which included, data in both CPI naïve and refractory patients.In the CPI naïve group 83% (5/6) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease.100% of the CPI naïve patients were alive at a median duration of 8 months.In the CPI refractory group 42% (5/12) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease.10/12 (83%) of CPI refractory patients were alive at a median duration of 8 months.An update provided in January 2022 showed as of December 31, 2021, that >40 subjects had been recruited into the trial and 30 HPV16-positive patients had been evaluated.The median survival of all patients (3:1 CPI refractor to naïve) was 12 months and progressing.The historical survival of CPI naïve and CPI refractory advanced HPV-associated cancers when treated with CPI are 7-11 months and 3-4 months respectively.

Index
In June 2022, at the 2022 ASCO Annual Meeting, we provided an update to the preliminary data presented at the 2021 meeting, this included data from 30 patients and highlights were as follows:

●	Objective response (OR = >30% tumor reduction) was seen in 88% (7/8) of patients with checkpoint-naive disease; 4/7 (57%) patients’ responses are ongoing (median 17 months).
●
With checkpoint refractory patients: M9241 dosing appears to affect response rates, with 5/8 (63%) patients receiving M9241 at 16.8 mcg/kg achieving an OR compared to 1/14 (7%) patients who received M9241 at 8 mcg/kg achieving an OR; 4/6 (67%) patients’ responses are ongoing (median 12 months).

●	Tumor reduction was seen in 45% (10/22) of patients with checkpoint-refractory disease, including patients receiving high or low dose M9241.
●
In checkpoint refractory patients treated with high or low dose M9241, survival outcomes were similar (p=0.96 by Kaplan Meier analysis). At a median of 12 months of follow up 17/22 (77%) of patients were alive.

●	In checkpoint naïve patients 6/8 (75%) were alive at median 17 months of follow up.
●•	Similar OR and survival were seen across all types of HPV16-positive cancers.
●
Preliminary safety data: 13/30 (43%) of patients experienced Grade 3 treatment-related adverse events (AEs), and 2/30 patients (7%) experienced Grade 4 AEs. There were no grade 5 treatment-related AEs.

●	The study results to date strongly suggest, in agreement with the published preclinical studies, that all 3 drugs contribute to the clinical outcomes.

MD Anderson Cancer Center (IMMUNOCERV): PDS0101+ Chemoradiotherapy

In October 2020, a third PDS0101 Phase 2 clinical study was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. PDS believes that Versamune’s strong T-cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication. The enrollment rate in this trial has been negatively impacted by the COVID-19 pandemic and enrollment is on-going.

Mayo Clinic: PDS0101 Monotherapy and in combination with KEYTRUDA

In February 2022 we announced the initiation of an Investigator-Initiated Trial (ITT), MC200710, for PDS0101 alone or in combination with the checkpoint inhibitor, KEYTRUDA®, in patients with HPV-associated oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence.The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar of Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this upcoming trial not only broadens our addressable patient population of those affected by the increasing incidence of HPV(+)OPSCC, but also allows us to better understand the activity of PDS0101 alone or in combination with KEYTRUDA® in earlier stages of disease.This trial is currently open for enrollment.

In this trial treatment will be administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. PDS0101 has been shown to induce killer T-cells that target and kill HPV-positive cancers, either alone or in combination with checkpoint inhibitors in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-associated cancers.This trial will explore whether PDS0101 with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

Our clinical development strategy of combining PDS0101 with standard of care treatment is designed to mitigate risk in our proof-of-concept phase 2 trials.It is also designed to demonstrate the potential for significantly enhanced clinical benefit to patients over the standard of care, without compounding toxicity. If we achieve this goal, we believe that we will have a clear path towards commercialization of PDS0101 in multiple indications.After initial commercial approval, our strategy of combining PDS0101 with standard of care also positions us for rapid market penetration and expansion.

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

PDS0103

In April 2020, the above mentioned, PDS-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103.PDS0103 is an investigational immunotherapy owned by us and designed to treat cancers associated with the mucin-1, or MUC-1, oncogenic protein.These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune with novel highly immunogenic agonist epitopes of MUC-1 developed by the NCI and licensed by PDS. PDS0103 is currently in late preclinical development.

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.Expression of MUC-1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8 killer T-cells.In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103 and have been planning to submit our IND package in the fourth quarter of 2022. However, the actual submission date may potentially be impacted by the outcome of our meetings with the FDA on the timing of a pivotal trial for PDS0101. Our primary goal is commercialization of PDS0101, and allocation of resources to implement an earlier than planned start may delay PDS0103 initiation by a few months.

Infectimune Development Strategy

We believe that the key differentiating attributes of the Infectimune platform technology are strong induction of CD8+ and CD4+ T-cells as well as antibodies which can be leveraged to improve treatment and preventive options in several infectious disease indications.In January 2022 we announced preclinical data on our universal flu program sponsored by the National Institute of Allergy and Infectious Disease (NIAID) demonstrating the potential of the Infectimune technology with computationally designed influenza proteins developed by the laboratory of Dr. Ted Ross at the University of Georgia to generate broadly protective anti-influenza immune responses across multiple strains of influenza.This data as well as our COVID-19 data has provided a unique opportunity to highlight Infectimune’s potentially transformative utility in the development of more broadly effective and longer lasting protective vaccines.Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses.However, the induction of T-cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

Earlier announced preclinical studies performed at the University of Kentucky on a potential COVID-19 vaccine indicate that the vaccine elicits the induction of highly active and potent virus-specific CD8 killer and CD4 helper T-cells within 14 days of treatment.The study also showed induction of the long-lasting virus-specific memory T-cells necessary for longer term protection.A 30-45-fold increase in COVID-19 specific T-cells was observed by day 14 when compared to the vaccine without Versamune.These preclinical studies also indicated induction of strong anti-SARS-CoV-2 neutralizing antibodies within 14 days, with a 20-25-fold increase when compared to the vaccine without Versamune.

The peer-reviewed scientific publication “A Newcastle Disease Virus (NDV) Expressing a Membrane-Anchored Spike as a Cost-Effective Inactivated SARS-CoV-2 Vaccine” by Sun et al. Vaccines (2020, volume 8, issue 4, page 771) also provides strong rationale for clinical development of an Infectimune based COVID-19 vaccine to maximize the full breadth of immune responses induced against SARS-CoV-2. This research conducted at the Mount Sinai Icahn School of Medicine, NY, indicated that there is powerful antibody induction by Versamune against SARS-CoV-2 at low antigen doses suggesting potential for an effective antigen dose sparing COVID-19 vaccine.These data are based on preclinical studies combining our Infectimune technology with an inactivated Newcastle disease virus (NDV)/SARS-CoV-2 vaccine (NDV vaccine) developed at Mount Sinai.

Index
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

We had out-licensed the Covid-19 vaccine (PDS0203) to the Brazilian company Farmacore for development in Latin America.Initial financial support for the program had been provided by the Brazilian government for preclinical development. On February 22, 2021, we and Farmacore announced that Blanver Farmoquímica e Farmacêutica S.A joined their efforts (collectively the “Consortium”) to develop and commercialize a novel COVID-19 vaccine in Latin America. The progression of the Farmacore development program was delayed in the fourth quarter of 2021.After a review of the program by PDS and Farmacore, the agreement with Farmacore was extended for six months to May 31, 2022 to provide additional time for Farmacore to commence manufacturing and scale up of drug product for use in clinical trials and any necessary process development work. We have evaluated the progress of the program and as described above have determined to strategically focus our near-term efforts on the development of universal flu vaccines. The licensing agreement with Farmacore expired on May 31, 2022.

In July 2022, we announced the presentation of universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune™ enhances antibodies elicited by COBRA hemagglutinin influenza vaccine. We are evaluating the next steps in the clinical development and funding for PDS0202.

Our current pipeline of Versamune and Infectimune based therapies is as follows:

PRODUCT	INDICATION	COMBINATION	PC	P1	P2	P3	R	PARTNER(S)
Oncology								
PDS0101 (HPV16)	Advanced/refractory HPV-positive anal, cervical, head and neck, penile, vaginal, vulvar cancers	KEYTRUDA® (Standard of Care)						MERCK
	Arm 1: Checkpoint inhibitor naive 1st line treatment							
	Arm 2: Checkpoint inhibitor refractory 2nd or 3rd line treatment							
PDS0101 (HPV16)	HPV-positive anal, cervical, head and neck, penile, vaginal, vulvar cancers	Bintrafusp alfa and M9241						NIH National Cancer Institute
	Arm 1: Checkpoint inhibitor naive 2nd line treatment							
	Arm 2: Checkpoint inhibitor refractory 3rd line treatment							
PDS0101 (HPV16)	1st line treatment of locally advanced (IB3-IVA) cervical cancer	Chemo-radiation (Standard of Care)						The University of Texas MD Anderson Cancer Center
PDS0101 (HPV16)	Treatment of patients with oropharyngeal cancer prior to transoral robotic surgery	KEYTRUDA®						Mayo Clinic
	Arm 1: PDS0101 motherapy							
	Arm 2: PDS0101 in combination with KEYTRUDA®							
PDS0102 (TARP)	TARP-associated AML, prostate and breast cancers	TBD						NIH National Cancer Institute
PDS0103 (MUC1)	MUC1-associated breast, colon, lung, ovarian and other cancers	TBD						NIH National Cancer Institute
PDS0104 (TRP2)	Melanoma	TBD						
Infectious Disease								
PDS0202 (influenza)	Universal prevention of influenza							NIH National Institute of Allergy and Infectious Diseases
PDS0203 (SARS-CoV-2)	Prevention of COVID-19							
PDS0201 (M-tuberculosis)	Prevention of tuberculosis							

PDS Biotech Funded   Partner Co-Funded

Index
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $14.3 million, and $3.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $75.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of June 30, 2022, we had $53.0 million in cash and cash equivalents.

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

We expect that our research and development expenses will increase significantly over the next several years as we advance our Versamune based immuno-oncology or Infectimune based infectious disease candidates into and through clinical trials, pursue regulatory approval of our investigational candidates and prepare for a possible commercial launch, all of which will also require a significant investment in contract and internal manufacturing and inventory related costs.

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

Index
Results of Operations

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase
	2022	2021	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$3,762	$2,764	$998	36%
General and administrative expenses	3,331	2,342	989	42%
Total operating expenses	7,093	5,106	1,987	39%
Loss from operations	(7,093)	(5,106)	(1,987)	39%
Interest income, net	75	1	74	7,400%
Benefit from income taxes	1,199	4,516	(3,317)	(73)%
Net loss and comprehensive loss	$(5,819)	$(589)	$(5,230)	888%

Research and Development Expenses

Research and development (R&D) expenses increased to $3.8 million for the three months ended June 30, 2022 from $2.8 million for the three months ended June 30, 2021. The increase of $1.0 million in 2022 was primarily attributable to an increase of $0.4 million in clinical study and research costs, $0.7 million in personnel costs and $0.1 million in facilities partially offset by a decrease of $0.2 million in manufacturing services.

General and Administrative Expenses

General and administrative expenses increased to $3.3 million for the three months ended June 30, 2022 from $2.3 million for the three months ended June 30, 2021. The increase of $1.0 million is primarily attributable to an increase of $0.8 million in personnel costs and $0.2 million in legal fees.

Benefit from Income Taxes

Income tax benefit was $1.2 million for the three months ended June 30, 2022 and $4.5 million for the three months ended June 30, 2021. A decrease of $3.3 million was due to a smaller portion of the accumulated Net Operating Losses (NOL) through 2020 available for sale.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$8,923	$4,177	$4,746	114%
General and administrative expenses	6,649	3,978	2,671	67%
Total operating expenses	15,572	8,155	7,417	91%
Loss from operations	(15,572)	(8,155)	(7,417)	91%
Interest income, net	80	1	79	7900%
Benefit from income taxes	1,199	4,516	(3,317)	(73)%
%Net loss and comprehensive loss	$(14,293)	$(3,638)	$(10,655)	293%

Index
Research and Development Expenses

Research and development (R&D) expenses increased to $8.9 million for the six months ended June 30, 2022 from $4.2 million for the same period in 2021. The increase of $4.7 million was primarily attributable to an increase in personnel costs of $1.5 million, clinical studies of $1.3 million, manufacturing and quality of $1.5 million, research and regulatory studies $0.3 million and facilities $0.1 million.

General and Administrative Expenses

General and administrative expenses increased to $6.6 million for the six months ended June 30, 2022 from $4.0 million for the same period in 2021. The $2.6 million increase was primarily attributable to an increase in personnel costs of $1.7 million, legal costs of $0.8 million and marketing costs of $0.1 million.

Benefit from Income Taxes

Income tax benefit was $1.2 million for the six months ended June 30, 2022 and $4.5 million for the six months ended June 30, 2021. A decrease of $3.3 million was due to a smaller portion of the accumulated Net Operating Losses (NOL) through 2020 available for sale.

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

Index
As of June 30, 2022, we had $53.0 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q.Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of June 30, 2022 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(12,288)	$(2,856)
Net cash provided by financing activities	30	48,766
Net decrease in cash and cash equivalents	$(12,258)	$45,910

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.3 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase in net cash used in operating activities of $9.4 million was primarily due to an increase in net loss of $10.7 million, an increase in prepaid expenses of $0.5 million, an increase in stock compensation of $1.8 million, a decrease in accounts payable of $0.4 million, partially offset by an increase in accrued expenses of $0.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 of $0.03 million was due to the receipt of net proceeds from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2021 was primarily due to the receipt of net proceeds of $48.5 million due to the issuance of common stock.

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

Index
We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. Our budgeted cash requirements in 2022 and beyond include expenses related to continuing development and clinical studies.We believe that our existing cash and cash equivalents as of June 30, 2022 are sufficient to continue operations and research and development programs for at least one year after the date of this Quarterly Report. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Our accounting policies are more fully described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.As described in Note 2, the preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ from these estimates under different assumptions or conditions. We believe that the discussion in our management’s discussion and analysis addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Outlook and Impact of COVID-19 on our Business

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic and on March 13 the President declared a national emergency in response to the pandemic. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The COVID-19 pandemic has and could continue to negatively affect the Company’s liquidity and operations.To date, two of the three recently initiated PDS0101 clinical trials were delayed, specifically as a result of the adverse impact the COVID-19 pandemic has had on clinical trial operations for cancer indications in the United States. The FDA issued and since updated guidance to assist sponsors in assuring the safety of trial participants, maintaining compliance with Good Clinical Practice (GCP) and minimizing risks to trial integrity.Clinical trial sites have implemented institution-specific measures securing the safety of patients and staff to ensure the integrity of the trials in the face of the ongoing pandemic. All three studies have since been initiated despite the pandemic challenges; however, the evolving COVID-19 pandemic has impacted the pace of enrollment in clinical trials in general and we may be negatively affected with our trials. COVID-19 related travel and other restrictions may also impact the potential for on-site monitoring visiting and audits and inspections by us, third parties, and regulators. There may be shortages of site personnel and equipment necessary for the timely completion of our trials. We are providing support to address these challenges, but these mitigation measures may not overcome the obstacles that the pandemic has wrought which continue to impede progress of clinical trials.

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

As previously stated, we licensed Versamune to Farmacore in Brazil to develop PDS0203; a vaccine for the prevention of COVID-19.The Secretary for Research and Scientific Training of The Ministry of Science, Technology and Innovation of Brazil provided a commitment to fund up to approximately US$60 million to support the clinical development and commercialization of a Versamune based COVID-19 vaccine in Brazil. We have not received confirmation of the availability of financial resources within the MCTI to support the clinical development and commercialization of a Versamune based COVID-19 vaccine in Brazil. Clinical development and commercialization of a Versamune based COVID-19 vaccine in Brazil has not been initiated. Due to delays in the program, in the fourth quarter of 2021, we met with Farmacore and performed a detailed program review.As the result of that review, we extended the contract with Farmacore for six months through May 31, 2022.We have evaluated the progress of the program and have determined to strategically focus on PDS0202 universal flu vaccine. The licensing agreement with Farmacore expired on May 31, 2022.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of June 30, 2022, we had cash equivalents of $53.0 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, we do not believe that an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended June 30, 2022 contained in this Quarterly Report on Form 10-Q.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions, or record inflation.

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

Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit markets, as well as supply chain interruptions, which has contributed to record inflation globally. In addition, the ongoing Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our results of operations and liquidity needs could be materially affected by market fluctuations and general economic conditions.

Our results of operations could be materially affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, and the availability and cost of credit have in the past and may continue to contribute to increase volatility and diminished expectations of the economy and markets going forward. Market upheavals may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected. Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline. There may be disruption or delay in the performance of our third-party contractors and suppliers. If our contractors, suppliers and partners are unable to satisfy their contractual obligations, our business could suffer.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*+**	Executive Employment Agreement by and between Spencer Brown and PDS Biotechnology Corporation, effective as of June 1, 2022.

10.2* **	Amended and Restated Preclinical/Clinical Collaboration and License Agreement dated as of November 30, 2020 by and between PDS Biotechnology Corporation and Farmacore Biotechnology.

10.3*	First Amendment to Preclinical/Clinical Collaboration and License Agreement dated as of November 22, 2021 by and between PDS Biotechnology Corporation and Farmacore Biotechnology.

10.4+	PDS Biotechnology Corporation 2019 Inducement Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2022 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith (unless otherwise noted as being furnished herewith)
+	Indicates management contract or compensatory plan.
**	Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

August 8, 2022	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2022	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)