Form 10-Q
period 2022-09-30
PDS Biotechnology Corp
filed 2022-11-14
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of November 7, 2022 was 28,508,688.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$71,642,437	$65,242,622
Prepaid expenses and other	2,768,906	1,597,569
Total current assets	74,411,343	66,840,191

Property and equipment, net	–	86
Financing lease right-to-use assets	269,070	–
Operating lease right-to-use asset	206,346	357,611

Total assets	$74,886,759	$67,197,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,037,390	$1,309,403
Accrued expenses	2,428,503	2,187,704
Financing lease obligation-short term	61,273	–
Operating lease obligation-short term	313,976	258,924
Total current liabilities	4,841,142	3,756,031

Noncurrent liabilities:
Note payable, net of debt discount	22,909,652	–
Financing lease obligation-long term	77,129	–
Operating lease obligation-long term	–	231,430
Total liabilities:	$27,827,923	$3,987,461

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at September 30, 2022 and December 31, 2021, 28,458,688 shares and 28,448,612 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	9,391	9,387
Additional paid-in capital	129,470,179	123,904,602
Accumulated deficit	(82,420,734)	(60,703,562)
Total stockholders’ equity	47,058,836	63,210,427

Total liabilities and stockholders’ equity	$74,886,759	$67,197,888

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development expenses	$4,352,987	$3,687,999	$13,275,947	$7,865,249
General and administrative expenses	2,926,209	3,274,325	9,575,122	7,252,371
Total operating expenses	7,279,196	6,962,324	22,851,069	15,117,620

Loss from operations	(7,279,196)	(6,962,324)	(22,851,069)	(15,117,620)

Interest (expenses) income, net:
Interest (expense) income, net	(145,254)	1,358	(65,008)	2,617

Loss before income taxes	(7,424,450)	(6,960,966)	(22,916,077)	(15,115,003)
Benefit for income taxes	–	–	1,198,905	4,516,488
Net loss and comprehensive loss	(7,424,450)	(6,960,966)	(21,717,172)	(10,598,515)

Per share information:
Net loss per share, basic and diluted	$(0.26)	$(0.24)	$(0.76)	$(0.43)

Weighted average common shares outstanding, basic, and diluted	28,458,688	28,425,850	28,452,997	24,639,299

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2021	22,261,619	$7,346	$70,907,315	$(43,785,085)	$27,129,576
Stock - based compensation expense	–	–	257,622	–	257,622
Issuance of common stock from 401K match	16,642	–	35,747	–	35,747
Net loss	–	–	–	(3,048,618)	(3,048,618)
Balance - March 31, 2021	22,278,261	7,346	71,200,684	(46,833,703)	24,374,327
Stock based compensation expense	–	–	441,598	–	441,598
Issuance of common stock from 401K match	–	5	(5)	–	–
Issuance of common stock, from exercise of stock options	51,413	17	220,586	–	220,603
Issuances of common stock, net of issuance costs	6,088,235	2,009	48,542,989	–	48,544,998
Net loss	–	–	–	(588,931)	(588,931)
Balance - June 30, 2021	28,417,909	$9,377	$120,405,851	$(47,422,634)	$72,992,594
Stock based compensation expense	–	–	1,701,763	–	1,701,763
Issuance of common stock, from exercise of stock options	17,158	6	123,501	–	123,507
Net loss	–	–	–	(6,960,966)	(6,960,966)
Balance - September 30, 2021	28,435,067	$9,383	$122,231,115	$(54,383,600)	$67,856,898

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2022	28,448,612	$9,387	$123,904,602	$(60,703,562)	$63,210,427
Stock based compensation expense	–	–	1,128,973	–	1,128,973
Issuances of common stock, from exercise of stock options	2,282	1	7,487	–	7,488
Net loss	–	–	–	(8,473,522)	(8,473,522)
Balance - March 31, 2022	28,450,894	9,388	125,041,062	(69,177,084)	55,873,366
Stock based compensation expense	–	–	1,348,601	–	1,348,601
Issuances of common stock, from exercise of stock options	7,794	3	22,426	–	22,429
Net loss	–	–	–	(5,819,200)	(5,819,200)
Balance - June 30, 2022	28,458,688	$9,391	$126,412,089	$(74,996,284)	$51,425,196
Stock based compensation expense	–	–	1,344,349	–	1,344,349
Issuance of warrants	–	–	1,713,741	–	1,713,741
Net loss	–	–	–	(7,424,450)	(7,424,450)
Balance - September 30, 2022	28,458,688	$9,391	$129,470,179	$(82,420,734)	$47,058,836

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,717,172)	$(10,598,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,821,923	2,400,980
Stock-based 401K company common match	–	35,747
Amortization of debt discount	72,722	–
Depreciation expense	86	4,406
Operating lease expense	180,772	180,775
Finance lease amortization expense	37,417	–
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,171,337)	(99,145)
Finance lease right-to-use asset	(306,487)	–
Accounts payable	727,987	30,361
Accrued expenses	240,799	188,524
Finance lease liabilities	138,402	–
Operating lease liabilities	(205,885)	(127,804)
Net cash used in operating activities	(18,180,773)	(7,984,671)

Cash flows from financing activities:
Proceeds from issuance of note payable	25,000,000	–
Payment for debt issuance costs	(449,329)	–
Proceeds from exercise of stock options	29,917	344,112
Proceeds from issuance of common stock, net of issuance costs	–	48,544,998
Net cash provided by financing activities	24,580,588	48,889,110

Net increase in cash and cash equivalents	6,399,815	40,904,439
Cash and cash equivalents at beginning of period	65,242,622	28,839,565
Cash and cash equivalents at end of period	71,642,437	69,744,004

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$62,500	$–
Fair value of warrants issued in connection with debt	$1,713,741	$–

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation, including its subsidiary collectively (the “Company” or “PDS Biotech”), is a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on the Company’s proprietary Versamune® and Infectimune™ T cell activating technology platforms. The Company’s Versamune based products have demonstrated the potential to overcome the limitations of current immunotherapies by inducing, in vivo, large quantities of high-quality, potent polyfunctional CD4+ helper and CD8+ killer T cells. The Company has developed multiple therapies, based on combinations of Versamune and disease-specific antigens, designed to train the immune system to recognize diseased cells and effectively attack and destroy them. The Company continues to advance its pipeline of candidates to address a wide range of cancers including HPV-positive cancers (anal, cervical, head and neck, penile, vaginal, vulvar) and breast, colon, lung, prostate and ovarian cancers. The Company’s Infectimune -based vaccines have demonstrated the potential to induce, not only robust and durable neutralizing antibody response, but also powerful T cell responses including long-lasting memory T cell responses. The Company’s infectious disease candidates are of potential interest for use in COVID-19 and universal influenza vaccines.

From the Company’s inception, it has devoted substantially all of its efforts to drug development, business planning, engaging regulatory, manufacturing and other technical consultants, acquiring operating assets, planning and executing clinical trials and raising capital.

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The full impact of the COVID-19 pandemic continues to evolve. The COVID-19 pandemic has and could continue to negatively affect the Company’s liquidity and operations.  The FDA issued and since updated guidance to assist sponsors in assuring the safety of trial participants, maintaining compliance with Good Clinical Practice (GCP) and minimizing risks to trial integrity.  Clinical trial sites have implemented institution-specific measures securing the safety of patients and staff to ensure the integrity of the trials in the face of the ongoing pandemic. COVID-19 related travel and other restrictions may also impact the potential for on-site monitoring visiting and audits and inspections of Company personnel, third parties, and regulators. There may be shortages of site personnel and equipment necessary for the timely completion of clinical trials. PDS Biotech is providing support to address these challenges, but these mitigation measures may not overcome the obstacles that the pandemic has wrought which continue to impede progress of clinical trials.

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

The interim balance sheet at September 30, 2022, the statements of operations and comprehensive loss and changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2022 and 2021 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, filed by the Company with the SEC in its Annual Report on Form 10-K on March 31, 2022.

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

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the clinical and regulatory development of its products, the Company’s ability to preserve its cash resources, the Company’s review of strategic alternatives, the Company’s ability to add product candidates to its pipeline, the Company’s intellectual property, the ability to efficiently and effectively conduct its clinical trials, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, the Company’s ability to raise capital, and the effects of health epidemics, pandemics, or outbreaks of infectious diseases, including the COVID-19 pandemic and its variants.

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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of September 30,
	2022	2021
Stock options to purchase Common Stock	4,370,846	2,951,852
Warrants to purchase Common Stock	506,229	197,518
Total	4,877,075	3,149,370

Note 3 – Liquidity

As of September 30, 2022, the Company had $71.6 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

In July 2020, the Company filed a shelf registration statement, or the 2020 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which the Company refers to collectively as the Shelf Securities, up to an aggregate amount of $100 million. The 2020 Shelf Registration Statement was declared effective on July 31, 2020. The 2020 Registration Statement was terminated upon effectiveness of the 2022 Registration Statement (as discussed below).

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

In August 2022, the Company filed a shelf registration statement, or the 2022 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units, which the Company refers to collectively as the Shelf Securities, up to an aggregate amount of $150 million, $50 million of which covers the offer, issuance and sale by the Company of its common stock under the Sales Agreement (as discussed below).  The 2022 Shelf Registration Statement was declared effective on September 2, 2022.

Index
In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. During the quarter ended September 30, 2022, the Company did not sell any shares of common stock pursuant to the Sales Agreement.

In August 2022, the Company entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans).  Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022.  Loan E and Loan F are uncommitted Loans that may be advanced by the lenders upon their discretion prior to July 31, 2023 upon the satisfaction of certain conditions. The Company may only use the proceeds of the Loans for working capital or general corporate purposes.  Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to certain events of default.  The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Loan principal amount outstanding the preceding month.  The Company, at its option upon at least ten (10) business days’ written notice to the lenders, may prepay all (and not less than all) of the outstanding Loan by simultaneously paying to each lender an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Loans; plus (ii) an amount equal to (A) if such Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Loan, 3% of the then outstanding principal balance of such Loan, (B) if such Loan is prepaid after the Loan Amortization Date applicable to such Loan, but on or before the date that is 12 months after such Loan Amortization Date, 2% of the then outstanding principal balance of such Loan, or (C) if such Loan is prepaid more than 12 months after the Loan Amortization Date but prior to the stated maturity date applicable to such Loan, 1% of the then outstanding principal balance of such Loan; plus (iii) the outstanding principal balance of such Loan; plus (iv) all other sums, if any, that shall have become due and payable thereunder.  No prepayment premium will be applied to any outstanding balance of any Loan paid on the stated maturity date.

The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes.

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

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2022 or 2021.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022: (unaudited)
Cash and cash equivalents	$71,642,437	$71,642,437	$–	$–

As of December 31, 2021
Cash and cash equivalents	$65,242,622	$65,242,622	$–	$–

The carrying value of the Loan and Security Agreement approximated its fair value at September 30, 2022 due to its variable rate.

Note 5 – Leases

Operating Lease:

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months with an option to renew through October 31, 2027. As of September 30, 2022 there are eleven (11) months remaining in the lease term. Upon inception of the lease, the Company recognized approximately $0.7 million of a ROU asset and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Supplemental cash flow information related to operating leases is as follows:

	As of September 30,
	2022	2021

Cash paid for operating lease liabilities	$205,885	$127,804

Index
Maturity of the Company’s operating lease liability is as follows:

Year ended December 31,
2022 (remaining three months)	$89,103
2023	239,470
2024	–
2025	–
2026 and after	–
Total future minimum lease payments	328,573
Less imputed interest	(14,597)
$313,976

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of September 30,
	2022	2021
Cash paid for finance lease liabilities	$306,487	$–

Year ended December 31,
2022 (remaining three months)	$34,916
2023	44,358
2024	35,694
2025	35,694
2026 and after	5,952
Total future minimum lease payments	156,614
Less imputed interest	(18,212)
Remaining lease liability	$138,402

The Company entered into three financing leases for laboratory equipment with a total cost of $306,487 with two to four-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $12,000.

Note 6 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of September 30, 2022	As of December 31, 2021
Accrued research and development	$584,372	$227,400
Accrued professional fees	415,327	485,400
Accrued compensation	1,189,741	1,458,310
Accrued interest on debt	239,063	–
Accrued rent	–	16,594
Total	$2,428,503	$2,187,704

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

As previously disclosed, on December 8, 2020, the Board of Directors of the Company adopted, subject to stockholder approval, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Inventive Plan (the “Restated Plan”), which would amend and restate the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Current Plan”). At the annual meeting of stockholders on June 17, 2021 the stockholders voted to approve the Restated Plan at the Annual Meeting. The Restated Plan is identical to the Current Plan in all material respects, except as follows: (a) the number of shares of Common Stock authorized for issuance under the Restated Plan will increase from 826,292 shares to 3,339,243 shares, plus the total number of shares that remained available for issuance, that are not covered by outstanding awards issued under the Current Plan, immediately prior to December 8, 2020; and (b) the Restated Plan will terminate on December 7, 2030, unless earlier terminated. As of September 30, 2022, there were 1,303,113 shares available for grant under the Restated Plan.

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

On December 8, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. On May 17, 2022, the Company further amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 500,000 shares to 1,100,000 shares. The 2019 Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of September 30, 2022, there were 285,215 shares available for grant under the 2019 Inducement Plan.

The Company’s stock-based compensation expense related to stock options was recognized in operating expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$493,083	$596,762	$1,349,665	$824,580
General and administrative	851,267	1,105,000	2,472,259	1,576,401
Total	$1,344,350	$1,701,762	$3,821,924	$2,400,981

Index
The fair value of options granted during the three and nine months ended September 30, 2022 and 2021 was estimated using the Black-Scholes option valuation model utilizing the following assumptions. There was 87,000 and 1,526,005 of options granted during the three and nine month periods ended September 30, 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	101.43%	100.16%	99.56%	100.58%
Risk-Free Interest Rate	3.03%	0.77%	1.70%	55.88%
Expected Term in Years	6.08	6.08	6.41	6.28
Dividend Rate	–	–	–	–
Fair Value of Option on Grant Date	$2.58	$11.81	$4.80	$7.43

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	3,163,835	$5.57	7.90	$10,839,589
Granted	1,526,005	5.59
Exercised	(10,076)	2.51
Forfeited and expired	(308,918)	5.24
Options outstanding at September 30, 2022	4,370,846	$5.61	7.71	$1,125,638
Vested and expected to vest at September 30, 2022	4,370,846	$5.61	7.71	$1,125,638
Exercisable at September 30, 2022	1,893,907	$6.01	6.18	$572,659

At September 30, 2022 there was approximately $13,426,873 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 3 years.

Note 8 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2022 and there will be no current income tax expense.  Additionally, there was a full valuation allowance against the net deferred tax assets as of September 30, 2022 and December 31, 2021. As such, the Company recorded no income tax benefit due to realization uncertainties.

The Company’s U.S. statutory rate is 21%. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2022 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of September 30, 2022, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and nine months ended September 30, 2022 and for the year ended December 31, 2021.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $1.2 and $4.5 million of income tax benefit, net of transaction costs in the nine months ended September 30, 2022 and 2021, respectively.

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

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and nine months ended September 30, 2022 was $55,500 and $166,500 respectively, compared to the three and nine months ended September 2021 of $52,000 and $130,493.

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

Note 10 – Venture Loan and Security Agreement

In August  2022, the Company entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation, as a lender and collateral agent for itself and the other Lenders (in such capacity, the “Collateral Agent”), and the other persons party thereto from time to time as lenders (“Lenders”).

Term loan Amounts. The Loan and Security Agreement provides for the following six (6) separate and independent term loans: (a) a term loan in the amount of $7,500,000 (“Loan A”), (b) a term loan in the amount of $10,000,000 (“Loan B”), (c) a term loan in the amount of $3,750,000 (“Loan C”), (d) a term loan in the amount of $3,750,000 (“Loan D”), (e) a term loan in the amount of $5,000,000 (“Loan E”), and (f) a term loan in the amount of $5,000,000 (“Loan F”) (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a “Loan” and, collectively, the “Loans”). Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022. Loan E and Loan F are uncommitted Loans that may be advanced by the Lenders upon their discretion prior to July 31, 2023 upon the satisfaction by the Company of certain agreed upon conditions precedents. The Company may only use the proceeds of the Loans for working capital or general corporate purposes.

Maturity. Each Loan matures on the 48 month anniversary following the applicable date on which a Loan is made to or on account of the Company under the Loan and Security Agreement (the “Maturity Date”) unless accelerated pursuant to agreed upon events of default. All amounts outstanding under each Loan will be due and payable upon the earlier of the Maturity Date or the acceleration of the loans and commitments upon an event of default.

Interest Rate. The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Loan principal amount outstanding the preceding month.

Index
Amortization. Each Loan shall commence amortization upon the date set forth on the promissory note executed in connection with the respective Loan, upon which the Company is required to commence making equal payments of principal plus accrued interest on the outstanding principal amount of the respect Loan (the “Loan Amortization Date”), and continuing thereafter on the first business day of each calendar month through the Maturity Date.

Prepayment Premium. The Company may, at its option upon at least ten (10) business days’ written notice to the Lenders, prepay all (and not less than all) of the outstanding Loan by simultaneously paying to each Lender an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Loans; plus (ii) an amount equal to (A) if such Loan is prepaid on or before the Loan Amortization Date applicable to such Loan, three percent (3%) of the then outstanding principal balance of such Loan, (B) if such Loan is prepaid after the Loan Amortization Date applicable to such Loan, but on or before the date that is twelve (12) months after such Loan Amortization Date, two percent (2%) of the then outstanding principal balance of such Loan, or (C) if such Loan is prepaid more than twelve (12) months after the Loan Amortization Date but prior to the stated Maturity Date applicable to such Loan, one percent (1%) of the then outstanding principal balance of such Loan; plus (iii) the outstanding principal balance of such Loan; plus (iv) all other sums, if any, that shall have become due and payable hereunder.  No prepayment premium will be applied to any outstanding balance of any Loan paid on the stated Maturity Date.

Security. The Company’s obligations are secured by a security interest in all of the assets of the Company, subject to limited exceptions and excluding the Company’s intellectual property.

Covenants; Representations and Warranties; Other Provisions. The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes.

Default Provisions. The Loan and Security Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, and bankruptcy by and/or of the Company.

Warrant and Debt Discount. In connection with the Loan and Security Agreement, the Company issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of the Company’s common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the Company’s property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants.  The key assumptions used in Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, (iv) and no estimated dividend yield. In addition, the Company incurred third party and lender fees of $449,329. These proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrant and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the loan and Security Agreement using the effective interest method. The unamortized debt discount was $3,027,847 as of September 30, 2022. The Company recognized interest expense of $374,286 for the three and nine months ended September 30, 2022 and $72,722 was related to the amortization of the debt discount for the three and nine months ended September 30, 2022.

Note 11 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $31,515 and $119,232 for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 of $25,803 and $71,214 respectively.

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

●
any Company statements about its understanding of product candidates’ mechanisms of action and interpretation of preclinical and early clinical results from its clinical development programs and any collaboration studies; the acceptance by the market of the Company’s product candidates, if approved;

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

In this Quarterly Report, unless otherwise stated or the context otherwise indicates, references to “PDS Biotech,” “the Company,” “we,” “us,” “our” and similar references refer to PDS Biotechnology Corporation, a Delaware corporation.

Index
Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on our proprietary Versamune® and Infectimune™ T cell activating technology platforms. Our Versamune based products have demonstrated the potential to overcome the limitations of current immunotherapies by inducing, in vivo, large quantities of high-quality, potent polyfunctional CD4+ helper and CD8+ killer T cells. We have developed multiple therapies, based on combinations of Versamune and disease-specific antigens, designed to train the immune system to recognize diseased cells and effectively attack and destroy them. We continue to advance our pipeline of candidates to address a wide range of cancers including HPV-positive cancers (anal, cervical, head and neck, penile, vaginal, vulvar) and breast, colon, lung prostate and ovarian cancers. Our Infectimune -based vaccines have demonstrated the potential to induce, not only robust and durable neutralizing antibody response, but also powerful T cell responses including long-lasting memory T cell responses. Our infectious disease candidates are of potential interest for use in universal influenza vaccines.

In May 2022, we announced that two abstracts had been presented at the 2022 American Society of Clinical Oncology Annual Meeting: Abstract number 6041, PDS0101 a novel type 1 interferon and CD8+ T cell activating immunotherapy in combination with pembrolizumab in subjects with recurrent/metastatic HPV16-positive squamous cell carcinoma (HNSCC) and Abstract number 2518, Phase II evaluation of the combination of PDS0101, M9241, and bintrafusp alfa with HPV16+ malignancies. Also in May 2022, we announced expansion of our VERSATILE-002 clinical trial into Europe and in June 2022, we announced the U.S. Food and Drug Administration (the “FDA”) had granted Fast Track designation to our lead candidate PDS010 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab). The FDA’s Fast Track designation is designed to aid in the development and to expedite the review of drug candidate applications that would potentially treat serious or life-threatening conditions. In order to receive Fast Track designation, a product must also demonstrate the potential to address an unmet medical need. Treatments granted this designation are given the opportunity to have more frequent meetings with the FDA throughout the entire dug development and review process, with the goal of moving promising new drugs more rapidly through the process. It also provides the opportunity to submit sections of a New Drug Application (the “NDA”) on a rolling basis, where the FDA may review portions of the NDA as they are received instead of waiting for the entire NDA submission. In addition, Fast Track designated products are eligible for priority review at the time of NDA or Biologics License Application submission.

In July 2022, we announced the presentation of universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune™ enhances antibodies elicited by COBRA hemagglutinin influenza vaccine.

In November 2022, we announced the presentation of data from two Phase 2 clinical trials at the 37th Annual Meeting for the Society of Immunotherapy of Cancer (SITC):  Abstract number 674, IMMUNOCERV, an ongoing Phase 2 trial combining PDS0101, an HPV-specific T cell immunotherapy, with chemotherapy and radiation for treatment of locally advanced cervical cancers and abstract number 695, Immune correlates associated with clinical benefit in patients with checkpoint refractory HPV-associated malignancies treated with triple combination immunotherapy.

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

In this PDS Biotech-sponsored trial patients whose cancer has returned or spread following initial treatment will be treated with the combination of PDS0101 and KEYTRUDA® to evaluate if the addition of PDS0101 might improve the efficacy reported in published studies of KEYTRUDA® alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care KEYTRUDA® therapy administered every three weeks until disease progression.  The primary endpoint of VERSATILE-002 is the objective response rate – or ORR – at six months following initiation of treatment.  There are two cohorts in the trial. Cohort 1 is for patients who have yet to be treated with a checkpoint inhibitor (CPI naïve) and cohort 2 which consists of patients who have failed checkpoint inhibitor therapy (CPI refractory).

Index
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

In May 2022, we announced additional preliminary efficacy and safety data from this trial at the ASCO Annual Meeting. The abstract provided preliminary data on 19 patients (safety) with available imaging data for 17 of the 19 patients (efficacy). Highlights from the abstract were as follows:

●
Response rates thus far* (tumor shrinkage greater than 30%) seen in 7/17 (41.2%) patients in comparison to the published results of approximately 19% for approved checkpoint inhibitors, used as monotherapy for recurrent or metastatic head and neck cancer, with 2 of the 7 having complete responses (CR)

●	Stable disease (SD) was reported in 6/17 (35.3%) patients, with 4 of the 6 (67%) experiencing tumor shrinkage of less than 30%
●	Clinical efficacy (ORR* + SD) was seen in 13/17 (76.5%) patients
●	Progressive/ongoing disease was reported in 4/17 (23.5%) patients
●	Patients had received a median of 4/5 doses of PDS0101 (range 1-5) and 9/35 doses of KEYTRUDA® (range 1-18)
●	There were no treatment-related adverse events greater than or equal to Grade 3 (N=19)
●	No patients required dose interruption or reduction on the combination treatment
●	No patients discontinued the combination treatment
●	At 9 months of follow up (median not yet achieved):
●	Progression free survival (PFS) rate was 55.2%
●	Overall survival (OS) rate was 87.2%
●	no control or comparative studies have been conducted between checkpoint inhibitors and PDS0101

In May 2022, we announced the expansion of this trial into Europe and in June 2022, as described above, we received Fast Track designation for PDS0101 in combination with pembrolizumab.

In August 2022, we announced our independent Data Monitoring Committee (DMC) met and evaluated data from 43 patients and noted there were no Grade 3 or greater treatment-related adverse events attributed to the combination.  The DMC recommended continuing the trial with no modifications.

In October 2022, we announced an end-of-phase 2 meeting with the FDA for PDS0101 in combination with KEYTRUDA®. We are currently evaluating the guidance on the key elements of the clinical program that will support the submission of a Biologics License Application for PDS0101.

National Cancer Institute: PDS0101+ M9241 +Bintrafusp Alfa

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement (CRADA), in NCI, led Phase 2 clinical trial evaluating PDS0101 with NHS-IL12 (M9241), and M7824 (Bintrafusp alfa), both of which are owned by EMD Serono (Merck KGaA) in patients with advanced/refractory HPV-positive cancers who have failed prior treatment. In February 2021, we announced that the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced/refractory HPV-positive cancers had achieved its preliminary objective response target in patients naïve to checkpoint inhibitors which allowed for full enrollment of approximately 20 patients in this group.  In addition, based on promising results in the CPI naïve arm, the trial was amended to allow enrollment of a separate cohort of checkpoint inhibitor-refractory patients for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 checkpoint inhibitor refractory patients is ongoing.

Preclinical study results arising from this CRADA were published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of an HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer 2020;8:e000612. doi:10.1136/ jitc-2020-000612), indicating that PDS0101 generated both HPV-specific T cells and an associated antitumor response when used as a monotherapy.  When PDS0101 was combined with two other novel clinical-stage anti-cancer agents, Bintrafusp Alfa and M9241, the preclinical data suggested that all three therapeutic agents worked synergistically to provide superior tumor T cell responses and subsequent tumor regression when compared to any of the agents alone or the 2-component combinations.  If the published preclinical data demonstrating powerful activity of the triple combination is successfully confirmed in the ongoing Phase 2 trial, this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

Index
In June 2021, at the American Society of Clinical Oncology (ASCO) conference the NCI announced interim data in this trial which included, data in both CPI naïve and refractory patients.  In the CPI naïve group 83% (5/6) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease.  100% of the CPI naïve patients were alive at a median duration of 8 months.  In the CPI refractory group 42% (5/12) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease.  10/12 (83%) of CPI refractory patients were alive at a median duration of 8 months.  An update provided in January 2022 showed as of December 31, 2021, that >40 subjects had been recruited into the trial and 30 HPV16-positive patients had been evaluated.  The median survival of all patients (3:1 CPI refractor to naïve) was 12 months and progressing.  The historical survival of CPI naïve and CPI refractory advanced HPV-positive cancers when treated with CPI are 7-11 months and 3-4 months, respectively.

In June 2022, at the 2022 ASCO Annual Meeting, we provided an update to the preliminary data presented at the 2021 meeting. This included data from 30 patients and highlights were as follows:

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

●	In checkpoint naïve patients 6/8 (75%) were alive at median 17 months of follow up.
●	Similar OR and survival were seen across all types of HPV16-positive cancers.
●
Preliminary safety data: 13/30 (43%) of patients experienced Grade 3 treatment-related adverse events (AEs), and 2/30 patients (7%) experienced Grade 4 AEs. There were no grade 5 treatment-related AEs.

●	The study results to date strongly suggest, in agreement with the published preclinical studies, that all 3 drugs contribute to the clinical outcomes.

In September 2022, we announced, in agreement with the NCI, that the CPI refractory patients had been selected as the preferred treatment group in the on-going PDS0101-based triple combination therapy in advanced HPV-positive cancers and the trial was closed to further enrollment given the CPI refractory arm has been fully recruited. We and the NCI hope to meet with the FDA in the coming months to discuss the registrational path forward for the combination therapy as a potential third-line treatment for CPI refractory HPV-positive cancers.

In October 2022, we announced expanded interim data as follows:

●	Survival data: 66% (19/29) of HPV16-positive CPI refractory patients in the cohort were alive at a median follow up of 16 months
●	Safety profile: 48% (24/50) patients experienced Grade 3 treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 AEs. There were no Grade 3 treatment-related AEs.
●	HPV16-positive CPI naïve patients: 75% (6/8) were alive at a median follow up of 25 months and 38% (3/8) of responders had a complete response.

MD Anderson Cancer Center (IMMUNOCERV): PDS0101+ Chemoradiotherapy

In October 2020, a third PDS0101 Phase 2 clinical study was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. PDS Biotech believes that Versamune’s strong T cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication. The enrollment rate in this trial has been negatively impacted by the COVID-19 pandemic and enrollment is on-going.

Index
In November 2022, we announced data from this trial was included in a poster presentation being presented at the 2022 SITC Annual Meeting which included the following:

●
9 of the 17 patients have now completed a Day 170 post-treatment Positron Emission Tomography, Computed Tomography (PET CT) scan to assess the status of the cancer. This includes 78% (7/9) of treated patients with advanced cervical cancer (FIGO stage III or IV).

●	100% (9/9) of patients treated with the combination of PDS0101 and CRT had an objective response.
●
89% (8/9) of patients treated with the combination of PDS0101 and CRT demonstrated a complete response (CR) on Day 170 by PET CT. One patient who received 3 of the 5 scheduled doses of PDS0101 showed signs of residual disease.  One patient who had a CR died from an event unrelated to either their underlying disease or treatment.

●	1-year disease-free survival and 1-year overall survival of 89% (8/9) in patients treated with the combination of PDS0101 and CRT
●
As previously reported, data confirm PDS0101 treatment activates HPV16-specific CD8+ T cells. This increase was not seen in patients who did not receive PDS0101.  The increase in HPV16-specific T cells generated by the treatment is positively correlated with tumor cell death, suggesting cytotoxic CD8+ T cells are important mediators of antigen-specific immunity.

●	The data affirm that PDS0101 activates Type 1 interferon pathway in humans, mimicking the mechanism previously demonstrated in preclinical studies in animal models
●	Toxicity of PDS0101 remains limited to low-grade local injection site reactions.

Mayo Clinic: PDS0101 Monotherapy and in combination with KEYTRUDA

In February 2022 we announced the initiation of an Investigator-Initiated Trial (ITT), MC200710, for PDS0101 alone or in combination with the checkpoint inhibitor, KEYTRUDA®, in patients with HPV-positive oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence.  The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar of Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this upcoming trial not only broadens our addressable patient population of those affected by the increasing incidence of HPV(+)OPSCC, but also allows us to better understand the activity of PDS0101 alone or in combination with KEYTRUDA® in earlier stages of disease.  This trial is currently open for enrollment.

In this trial treatment will be administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. PDS0101 has been shown to induce CD8+ killer T cells that target and kill HPV-positive cancers, either alone or in combination with checkpoint inhibitors in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-positive cancers.  This trial will explore whether PDS0101 with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

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

Other Versamune® -Based Products in Development:

PDS0102

PDS0102 is an investigational immunotherapy utilizing tumor-associated and immunologically active T cell receptor gamma alternate reading framed protein (TARP) from the NCI. PDS0102 is designed to treat TARP-positive cancers including, acute myeloid leukemia (AML), prostate and breast cancer. In our preclinical work, the administration of PDS0102, the Versamuine+TARP antigen combination led to the induction of large numbers of polyfunctional tumor targeted killer T cells. In addition, the TARP tumor antigen alone has already been studied at the NCI in men with prostate cancer and been shown to be safe, immunogenic with slowing tumor growth rates (NCT00972309). We are evaluating the next steps in the clinical development of PDS0102 and are seeking nondilutive funding to progress to human trials.

Index
PDS0103

In April 2020, the above mentioned, PDS Biotech-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103.  PDS0103 is an investigational immunotherapy owned by us and designed to treat cancers associated with the mucin-1, or MUC-1, oncogenic protein.  These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune with novel highly immunogenic agonist epitopes of MUC-1 developed by the NCI and licensed by PDS. PDS0103 is currently in late preclinical development.

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.  Expression of MUC-1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8 killer T cells.  In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103 and prepared to submit our IND package in the first half of 2023. However, the actual submission date may potentially be impacted by the outcome of our meetings with the FDA on the timing of a pivotal trial for PDS0101.  Our primary goal is commercialization of PDS0101, and allocation of resources to implement an earlier than planned start of a registrational trial may delay PDS0103 initiation.

Infectimune Development Strategy

We believe that the key differentiating attributes of the Infectimune platform technology are strong induction of CD8+ and CD4+ T cells as well as antibodies which can be leveraged to improve treatment and preventive options in several infectious disease indications.  In January 2022 we announced preclinical data on our universal flu program sponsored by the National Institute of Allergy and Infectious Disease (NIAID) demonstrating the potential of the Infectimune technology with computationally designed influenza proteins developed by the laboratory of Dr. Ted Ross at the University of Georgia to generate broadly protective anti-influenza immune responses across multiple strains of influenza.  This data as well as our COVID-19 data has provided a unique opportunity to highlight Infectimune’s potentially transformative utility in the development of more broadly effective and longer lasting protective vaccines.  Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses.  However, the induction of T cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

Based on the promising data recently announced with the universal seasonal flu vaccine and the current focus of the NIAID in developing more effective flu vaccines, we have decided to opportunistically focus our near-term infectious disease activities to align with the interests of the NIAID Collaborative Influenza Vaccine Innovation Centers (CIVICs) program.  This will involve development of a universal seasonal flu vaccine and the potential development of a universal pandemic influenza vaccine based on similar computationally designed antigens as have shown promise with Infectimune.

In July 2022, we announced the presentation of universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune™ enhances antibodies elicited by COBRA hemagglutinin influenza vaccine. We are evaluating the next steps in the clinical development and funding for PDS0202.

Index
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

PDS Biotech Funded   Partner Co-Funded

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $21.7 million, and $10.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $82.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of September 30, 2022, we had $71.6 million in cash and cash equivalents.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase
	2022	2021	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$4,353	$3,688	$665	18%
General and administrative expenses	2,926	3,274	(348)	(11)%
Total operating expenses	7,279	6,962	317	5%
Loss from operations	(7,279)	(6,962)	(317)	5%
Interest income (expense), net	(145)	1	(146)	(14,600)%
Net loss and comprehensive loss	$(7,424)	$(6,961)	$(463)	7%

Research and Development Expenses

Research and development (R&D) expenses increased to $4.4 million for the three months ended September 30, 2022 from $3.7 million for the three months ended September 30, 2021. The increase of $0.7 million in 2022 was primarily attributable to an increase of $0.2 million in clinical study and research costs, $0.3 million in personnel costs and $0.4 million in manufacturing services partially offset by a decrease of $0.2 million in professional fees and facilities.

General and Administrative Expenses

General and administrative expenses decreased to $2.9 million for the three months ended September 30, 2022 from $3.3 million for the three months ended September 30, 2021. The decrease of $0.4 million is primarily attributable to a decrease of $0.5 million in personnel, a decrease of $0.1 million in facilities offset by an increase of $0.2 million in professional fees.

Index
Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$13,276	$7,865	$5,411	69%
General and administrative expenses	9,575	7,252	2,323	32%
Total operating expenses	22,851	15,117	7,734	51%
Loss from operations	(22,851)	(15,117)	(7,734)	51%
Interest income (expense), net	(65)	3	(68)	(2,267)%
Benefit from income taxes	1,199	4,516	(3,317)	(73)%
Net loss and comprehensive loss	$(21,717)	$(10,598)	$(11,119)	105%

Research and Development Expenses

Research and development (R&D) expenses increased to $13.3 million for the nine months ended September 30, 2022 from $7.9 million for the same period in 2021. The increase of $5.4 million was primarily attributable to an increase in personnel costs of $1.8 million of which $0.5 million was non-cash stock compensation, clinical studies of $1.5 million, manufacturing and quality of $1.9 million, and research and consumables $0.2 million.

General and Administrative Expenses

General and administrative expenses increased to $9.6 million for the nine months ended September 30, 2022 from $7.3 million for the same period in 2021. The $2.3 million increase was primarily attributable to an increase in personnel costs of $1.2 million of which $0.8 million was non-cash stock compensation, and professional and legal costs of $1.1 million.

Benefit from Income Taxes

Income tax benefit was $1.2 million for the nine months ended September 30, 2022 and $4.5 million for the nine months Ended September 30, 2021. A decrease of $3.3 million was due to a smaller portion of the accumulated Net Operating Losses (NOL) through 2020 available for sale.

Liquidity and Capital Resources

In July 2020, we filed a shelf registration statement, or the 2020 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $100 million. The 2020 Shelf Registration Statement was declared effective on July 31, 2020. The 2020 Registration Statement was terminated upon effectiveness of the 2022 Registration Statement (as discussed below).

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

Index
In April 2022, we received approximately $1.2 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant our participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for State Fiscal Year 2020.

In August 2022, we filed a shelf registration statement, or the 2022 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units, which the Company refers to collectively as the Shelf Securities, up to an aggregate amount of $150 million, $50 million of which covers the offer, issuance and sale by the Company of its common stock under the Sales Agreement (as discussed below).  The 2022 Shelf Registration Statement was declared effective on September 2, 2022.

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and also has provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. During the quarter ended September 30, 2022, we did not sell any shares of our common stock pursuant to the Sales Agreement.

In August 2022, we entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans).  Loan A, Loan B, Loan C, and Loan D were delivered to us on August 24, 2022.  Loan E and Loan F are uncommitted Loans that may be advanced by the lenders upon their discretion prior to July 31, 2023 upon the satisfaction of certain agreed upon conditions precedent. We may only use the proceeds of the Loans for working capital or general corporate purposes.  Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to agreed upon events of default.  The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate.

Interest is payable on a monthly basis based on each Loan principal amount outstanding the preceding month.  We, at our option upon at least ten (10) business days’ written notice to the lenders, may prepay all (and not less than all) of the outstanding Loan by simultaneously paying to each lender an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Loans; plus (ii) an amount equal to (A) if such Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Loan, 3% of the then outstanding principal balance of such Loan, (B) if such Loan is prepaid after the Loan Amortization Date applicable to such Loan, but on or before the date that is 12 months after such Loan Amortization Date, 2% of the then outstanding principal balance of such Loan, or (C) if such Loan is prepaid more than 12 months after the Loan Amortization Date but prior to the stated maturity date applicable to such Loan, 1% of the then outstanding principal balance of such Loan; plus (iii) the outstanding principal balance of such Loan; plus (iv) all other sums, if any, that shall have become due and payable thereunder.  No prepayment premium will be applied to any outstanding balance of any Loan paid on the stated maturity date.

As of September 30, 2022, we had $71.6 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Index
We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of September 30, 2022 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(18,181)	$(7,985)
Net cash provided by financing activities	24,581	48,889
Net increase in cash and cash equivalents	$6,400	$40,904

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.2 million and $8.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in net cash used in operating activities of $10.2 million was primarily due to an increase in net loss of $11.1 million, an increase in prepaid expenses of $1.1 million, and an increase in finance right to use asset of $0.3 million, offset by an increase in stock compensation of $1.4 million, an increase in amortization of debt discount of $0.1 million, and an increase in accounts payable of $0.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to the receipt of net proceeds of $24.6 million due to a note payable.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. Our budgeted cash requirements in 2022 and beyond include expenses related to continuing development and clinical studies.  We believe that our existing cash and cash equivalents as of September 30, 2022 are sufficient to continue operations and research and development programs for at least one year after the date of this Quarterly Report. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Outlook and Impact of COVID-19 on our Business

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a public health emergency. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 outbreak. On March 11, 2020, the WHO declared COVID-19 a pandemic and on March 13 the President declared a national emergency in response to the pandemic. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The COVID-19 pandemic has and could continue to negatively affect our liquidity and operations.  To date, two of the three recently initiated PDS0101 clinical trials were delayed, specifically as a result of the adverse impact the COVID-19 pandemic has had on clinical trial operations for cancer indications in the United States. The FDA issued and since updated guidance to assist sponsors in assuring the safety of trial participants, maintaining compliance with Good Clinical Practice (GCP) and minimizing risks to trial integrity.  Clinical trial sites have implemented institution-specific measures securing the safety of patients and staff to ensure the integrity of the trials in the face of the ongoing pandemic. All three studies have since been initiated despite the pandemic challenges; however, the evolving COVID-19 pandemic has impacted the pace of enrollment in clinical trials in general and we may be negatively affected with our trials. COVID-19 related travel and other restrictions may also impact the potential for on-site monitoring visiting and audits and inspections by us, third parties, and regulators. There may be shortages of site personnel and equipment necessary for the timely completion of our trials. We are providing support to address these challenges, but these mitigation measures may not overcome the obstacles that the pandemic has wrought which continue to impede progress of clinical trials.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our cash and marketable securities without significantly increasing risk. As of September 30, 2022, we had cash equivalents of $71.6 million that were held in a non-interest-bearing money operating account and an institutional U.S. Treasury money market fund. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, we do not believe that an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are comprised of U.S. Treasury and Treasury backed repurchase agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended September 30, 2022 contained in this Quarterly Report on Form 10-Q.

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

Index
Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our venture loan and security agreement with Horizon and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In August 2022, we entered into a Venture Loan and Security Agreement, or the Loan Agreement, for separate term loans of up to an aggregate amount of $35.0 million, with Horizon Technology Finance Corporation, or Horizon, in its capacity as a lender and collateral agent for itself and the other financial institutions that from time to time become parties to the Loan Agreement, collectively referred to as the Lenders, secured by a by a security interest in all of our respective rights, title, interests, claims and demands in, to and under all of our respective properties and other assets, subject to limited exceptions and excluding our intellectual property. The Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, sell, transfer, lease or dispose of certain assets; incur indebtedness; encumber or permit liens on certain assets; make certain investments; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and enter into certain transactions with affiliates. Our business may be adversely affected by these restrictions on our ability to operate our business.  A breach of any of the covenants under the Loan Agreement could result in a default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable. If there are any amounts outstanding that we are unable to repay, the Lenders could proceed against the collateral granted to them to secure such indebtedness.

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

Based upon our current operating plan, we believe that our cash reserves will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report. Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of PDS0101 is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	initiation the, progress, timing, costs and results of our planned clinical trials;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including any patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize PDS0101 on our own; and

●	the initiation, progress, timing and results of the commercialization of PDS0101, if approved, for commercial sale.

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

In February 2020, we completed an underwritten public offering, in which we sold 10,000,000 shares of common stock at a public offering price of $1.30 per share. The shares sold included 769,230 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price. We received gross proceeds of approximately $13 million and net proceeds of approximately $11.9 million after deducting underwriting discounts and commissions. In July 2020, we filed a shelf registration statement, or the 2020 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $100 million. The 2020 Shelf Registration Statement was declared effective on July 31, 2020. The 2020 Registration Statement was terminated upon effectiveness of the 2022 Registration Statement (as discussed below). On August 13, 2020, we sold 6,900,000 shares of our common stock at a public offering price of $2.75 per share pursuant to the 2020 Shelf Registration Statement, which includes 900,000 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $19.0 million and net proceeds of approximately $17.1 million, after deducting underwriting discounts and offering expenses. In June 2021, we completed an underwritten public offering in which we sold 6,088,235 shares of common stock at a public offering price of $8.50 per share pursuant to the 2020 Shelf Registration Statement, which includes 794,117 shares issued upon the exercise by the underwriter of its option to purchase additional shares at the public offering price, minus underwriting discounts and commissions. We received gross proceeds of approximately $51.7 million and net proceeds of approximately $48.5 million, after deducting underwriting discounts and offering expenses.

In August 2022, we filed a shelf registration statement, or the 2022 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units up to an aggregate amount of $150 million, $50 million of which covers the offer, issuance and sale by the Company of its common stock under the Sales Agreement (as discussed below).  The 2022 Shelf Registration Statement was declared effective on September 2, 2022.  In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and also has provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. We have not sold any shares of our common stock pursuant to the Sales Agreement.

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

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Form of Warrant issued under the Venture Loan and Security Agreement, dated August 24, 2022.

10.2*
Venture Loan and Security Agreement, dated August 24, 2022, by and among Horizon Technology Finance Corporation, as a lender and collateral agent, Powerscourt Investments XXV, LP, as a lender, PDS Operating Corporation, as a guarantor, and PDS Biotechnology Corporation, as borrower.

10.3
At Market Issuance Sales Agreement dated August 24, 2022 by and between PDS Biotechnology Corporation, B. Riley Securities, Inc., and BTIG, LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed by PDS Biotechnology Corporation on August 24, 2022, Reg. No. 333-267041).

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

PDS Biotechnology Corporation

November 14, 2022	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)