Form 10-K
period 2022-12-31
PDS Biotechnology Corp
filed 2023-03-28
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(800) 208-3343
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00033 per share	PDSB	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) of the registrant as of June 30, 2022, was $98,323,054 (based on the closing price for shares of the registrant’s common stock as reported on the Nasdaq Capital Market on that date).

The number of shares of the registrant’s common stock, par value $0.00033 per share, outstanding as of March 21, 2023 was 30,723,610.

Documents Incorporated By Reference

Portions of registrant’s definitive proxy statement relating to registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

Index
Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements (including within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended) concerning the Company and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management, as well as assumptions made by, and information currently available to, management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “project,” “intend,” “forecast,” “guidance”, “outlook” and other similar expressions among others. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation.

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

●
the timing for the Company or its partners to initiate the planned clinical trials for PDS0101, PDS0103, PDS0203, PDS0301 and other Versamune , Versamune plus PDS0301 and Infectimune based products and the future success of such trials;

●
the successful implementation of the Company’s research and development programs and collaborations, including any collaboration studies concerning PDS0101, PDS0301, PDS0203 and other Versamune and Infectimune based products and the Company’s interpretation of the results and findings of such programs and collaborations and whether such results are sufficient to support the future success of the Company’s product candidates;

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

In this Annual Report, unless otherwise stated or the context otherwise indicates, references to “PDS Biotech,” “the Company,” “we,” “us,” “our” and similar references refer to PDS Biotechnology Corporation, a Delaware corporation.

Index
PART I

Unless the context requires otherwise, references in this report to “PDS Biotech,” “Company,” “we,” “us,” and “our” and similar designations refer to PDS Biotechnology Corporation and our subsidiary.

ITEM 1.	Business

Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on our proprietary Versamune®, Versamune plus IL-12 (PDS0301) and Infectimune™ T cell activating technology platforms. Our Versamune based products have demonstrated the potential to overcome the limitations of current immunotherapies by inducing, in vivo, large quantities of high-quality, potent polyfunctional CD4 helper and CD8 killer T cells. We have developed multiple therapies, based on combinations of Versamune and disease-specific antigens, designed to train the immune system to recognize diseased cells and effectively attack and destroy them. We continue to advance our pipeline of candidates to address a wide range of cancers including HPV-positive cancers (anal, cervical, head and neck, penile, vaginal, vulvar) and breast, colon, lung prostate and ovarian cancers. Our Infectimune based vaccines have demonstrated the potential to induce, not only robust and durable neutralizing antibody response, but also powerful T cell responses including long-lasting memory T cell responses. Our infectious disease candidates are of potential interest primarily for use in universal influenza vaccines.

In June 2022, two abstracts were presented at the 2022 American Society of Clinical Oncology Annual Meeting: Abstract number 6041, PDS0101 a novel type 1 interferon and CD8 T cell activating immunotherapy in combination with pembrolizumab in subjects with recurrent/metastatic HPV16-positive squamous cell carcinoma (HNSCC) and Abstract number 2518, Phase 2 evaluation of the combination of PDS0101, M9241, now PDS0301, and bintrafusp alfa with HPV16+ malignancies. Also in May 2022, we announced expansion of our VERSATILE-002 clinical trial into Europe and in June 2022, we announced the U.S. Food and Drug Administration (FDA) had granted Fast Track designation to our lead candidate PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab). The FDA’s Fast Track designation is designed to aid in the development and to expedite the review of drug candidate applications that would potentially treat serious or life-threatening conditions. In order to receive Fast Track designation, a product must also demonstrate the potential to address an unmet medical need. Treatments granted this designation are given the opportunity to have more frequent meetings with the FDA throughout the entire dug development and review process, with the goal of moving promising new drugs more rapidly through the process. It also provides the opportunity to submit sections of a New Drug Application (NDA) or Biologics License Application (BLA) on a rolling basis, where the FDA may review portions of the NDA or BLA as they are received instead of waiting for the entire NDA or BLA submission. In addition, Fast Track designated products are eligible for priority review at the time of NDA or BLA submission. In October 2022, we announced the successful end-of-phase 2 meeting with the FDA, in which we received feedback on a number of points, including guidance on key elements of the clinical program that will support the submission of a Biologics License Application (BLA).

In July 2022, we announced the presentation of universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune™ enhances antibodies elicited by COBRA hemagglutinin influenza vaccine.

In November 2022, we announced the presentation of data from two Phase 2 clinical trials at the 37th Annual Meeting for the Society of Immunotherapy of Cancer (SITC):  Abstract number 674, IMMUNOCERV, an ongoing Phase 2 trial combining PDS0101, an HPV-specific T cell immunotherapy, with chemotherapy and radiation for treatment of locally advanced cervical cancers and Abstract number 695, Immune correlates associated with clinical benefit in patients with immune checkpoint refractory HPV-associated malignancies treated with triple combination immunotherapy.

In January 2023, we announced the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting antibody conjugated IL-12, M9241 (formerly known as NHS-IL-12), which joined our pipeline as PDS0301. PDS0301 is a novel investigational tumor-targeting antibody conjugate of Interleukin 12 (IL-12) that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is designed to overcome tumor immune suppression utilizing a different mechanism from immune checkpoint inhibitors (ICI). The ownership of these two assets we believe will streamline the registrational process and a use of the combination of Versamune® and IL-12 is patented by PDS Biotech.  In a Phase 2 National Cancer Institute (NCI)-led clinical trial in ICI refractory patients, the combination of PDS0101 and PDS0301 administered with an investigational bi-functional ICI resulted in a median overall survival of 21 months, which compares favorably to the historical median survival of 3-4 months seen with checkpoint inhibitors and best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

Index
In February 2023, we announced a successful completion of a Type B meeting with the FDA for the triple combination of PDS0101 and PDS0301 with an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic, ICI refractory head and neck cancer that is positive for the human papilloma virus (HPV) type 16. In recent interactions with the FDA, we confirmed the required contents of a clinical protocol for the potential registrational trial.

The challenges to effective immunotherapy

The inability to generate adequate quantities of high-quality killer CD8 T cells, to minimize systemic toxicities, to overcome the immune system’s tolerance of the cancer and to generate immunological memory, all limit the clinical effectiveness of immunotherapies.  On a fundamental biological or immunological level, one of the most significant challenges facing the industry is the development of simple and easy to administer therapies that can effectively treat cancer with minimal side effects.  Suboptimal activation of killer CD8 T cells remains a key limitation of immunotherapies. Potential hurdles exist at various stages of the immunological process, including poor uptake of the antigen by the dendritic cells as well as inadequate processing and presentation of the tumor antigen into the correct immunological pathways.

Cancer Immunotherapy

Cancer immunotherapy is a form of cancer treatment that utilizes the power of the body’s own immune system to recognize, attack and eliminate cancer. The ultimate goal of cancer immunotherapy is to improve patient quality of life and to extend patient life by slowing down progression of the cancer, shrinkage of the tumors and in some cases eradication of the cancer. The body’s immune system is a complex, biological network designed to defend against germs, other microscopic invaders, and cancer cells. Once the immune system recognizes an organism or cell as foreign or dangerous, it begins a series of complex reactions to identify, target and eliminate them. This process of events is referred to as mounting an immune response. Cancer immunotherapy takes advantage of the fact that most cancer cells express unique proteins, also called tumor antigens, not normally expressed by healthy cells that can be recognized by the immune system as abnormal. Because the immune system is precise, for the most part, a resulting immune response can target these dangerous cancer cells exclusively while sparing healthy cells. However, the challenge remains that cancer cells are able by various mechanisms to evade the immune system’s surveillance, so the body becomes tolerant to them.

An ideal cancer immunotherapy should have the following attributes to maximize the opportunity for clinical effectiveness in patients. It should:

●	Stimulate both tumor-specific killer and helper T cells within the body

●	Activate, arm and expand large numbers of T cells that recognize the tumor

●	Alter or de-camouflage the tumor microenvironment (TME) to make the cancer more visible or susceptible to attack by the immune system

●	Generate immune memory, so that if the cancer cells return, the immune system can recognize and eliminate them

●	Optimize safety and tolerability by limiting systemic inflammation and toxicity

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

How does cancer immunotherapy work?

An important function of the body’s immune system is to scan for proteins not normally expressed in healthy tissue (antigens). Once an antigen has been identified as foreign, abnormal or dangerous, the antigen is presented to T cells, a type of white blood cell effective at eliminating cancer cells and infectious agents (e.g. bacteria and viruses). The presentation of an antigen to T cells is implemented primarily in the lymph nodes by specialized antigen presenting cells known as dendritic cells which are programmed specially to identify foreign antigens, process them and to present them to T cells. Unique proteins on the surface of dendritic cells, known as major histocompatibility complex (MHC) molecules, bind to the foreign antigen and display them on the cell surface for recognition by the appropriate T cells. Then, once presented, a sub-population of T cells known as the CD8 or killer T cells, are primed and respond to the specific foreign antigen by attacking and killing the cells containing the abnormal protein. Other T cell sub-populations, such as CD4 or helper T cells, are also critical in regulating immune responses.

Index
Cells communicate via chemical signaling. For an immune response to be triggered and to be effective, important immune signaling pathways must be activated to enable the body to induce messenger proteins known as cytokines and chemokines. Some of these cytokines and chemokines serve both to activate and expand T cells and to arm the T cells with the appropriate cancer-killing function.

An effective cancer immunotherapy must modulate these complex processes, enhancing activation and producing robust expansion of the critically important high-quality, tumor-specific T cell populations, most notably CD8 killer cells. As will be reviewed in more detail in the section below, the ability to promote the induction of therapeutic quantities of high-quality tumor-targeting CD8 killer T cells within a patient’s own body has been a major limitation of cancer immunotherapy.

Production of adequate numbers of high-quality CD8 killer T cells alone, however, is insufficient to eradicate all cancer cells. One of the difficulties in treating cancer stems from the fact that cancer cells have the unique ability to evade the immune system; they camouflage themselves or suppress T cell attack by activating immune mechanisms that suppress the ability of T cells to detect or attack them. They accomplish this in part by increasing the population of immune suppressive cells, including cells known as regulatory T cells (Treg) as well as other cell types, within the tumor microenvironment. An effective immunotherapy must overcome the tumor’s immune suppressive mechanisms in order to successfully locate and attack the cancer cells.

Finally, cancers can be difficult to cure because they may recur even after successful initial treatment due to micro-metastatic (hidden) tumors that are not completely eradicated after treatment and that eventually expand.  It is yet another task of the immune system to remain vigilant over a sustained period to mitigate the risk of recurrence.  Such vigilance may be mediated by memory T cells which serve as the immune system’s long-term memory. To be durable and effective over an extended period after treatment, and to minimize the likelihood of cancer recurrence, an immunotherapy should enhance this immune function as well.

Versamune Platform

Versamune has shown the potential to overcome the challenges of immunotherapy

Versamune is a proprietary lipid nanoparticle and T cell activating platform designed to overcome the challenges of current immunotherapy and improve the treatment outcomes of patients with cancer. Versamune derived products are based on positively charged (cationic) and immune activating lipids that form spherical nanoparticles in aqueous media. These lipids include the R-enantiomer of 1,2-dioleoyl-e-trimethyl-ammonium-propane (R-DOTAP). Cationic lipids are positively charged molecules that have a water-soluble portion (head group) attached to a water insoluble tail. The water-soluble portion of the molecule has a positive charge and the water-insoluble portion is made up of hydrocarbon (also called fatty acid) chains. The nanoparticles, which are coated with a positive charge, are deliberately sized to mimic viruses, facilitating detection by the body’s immune system and uptake by dendritic cells.

To treat a specific cancer, the unique or overexpressed antigen found on the surface of the cancer cells is manufactured, then mixed with the Versamune nanoparticles to create a pharmaceutical product for simple subcutaneous injection.

Index
Versamune has the potential to promote dendritic cell update of antigens

One of the biggest challenges in developing a potent immunotherapy has been dendritic cell uptake. Versamune is designed specifically to be taken up by dendritic cells in the skin. As noted, Versamune nanoparticles are sized comparably to viruses normally taken up as part of the natural function of the dendritic cells, facilitating efficient uptake of the Versamune based immunotherapy. Studies evaluating the uptake of Versamune nanoparticles by dendritic cells and epithelial cells, found almost exclusive uptake by the dendritic cells. Four hours following a single subcutaneous injection, about 80% of the dendritic cells in the draining lymph node were found to have taken up the Versamune based immunotherapy.

Versamune has the potential to promote efficient antigen processing and T cell presentation

When dendritic cells take up Versamune nanoparticles they become activated, mature and begin recruiting additional dendritic cells. Once inside the dendritic cell, the tumor-associated antigen is released and processed into the requisite small peptides (pieces of protein) in the cell compartment known as the cytoplasm. An important potential advantage of Versamune is its ability to fuse with and destabilize endosomes in the cell, promoting efficient entry of the antigen into the cell compartment where processing can take place. Processed antigen is turned into peptides that then present in both the MHC class I and class II pathways. The MHC class I pathway is critical to programming CD8 killer T cells and the MHC class II pathway to programming CD4 helper T cells to recognize tumor antigens. When Versamune induced maturation occurs, the dendritic cells express costimulatory molecules on their surface, which facilitate the highly efficient uptake and presentation of antigens to the T cells. We believe this activity overcomes one of the most significant limitations of current immunotherapy development – the efficient priming of critical CD8 killer T cells against tumor antigens. Versamune has been demonstrated to promote presentation of antigens to CD4 helper cells as well.

Index
Versamune has the potential to promote efficient activation and robust expansion of high quality polyfunctional CD8 killer T cells and CD4 helper in Lymph Nodes

Ultimately mature dendritic cells migrate into lymph nodes, small glands located throughout the body containing white blood cells including T cells, where much of the key immunological activity pertaining to the priming and expansion of T cells takes place.  In the lymph nodes, the dendritic cells present the tumor antigens to T cells resulting in activation or priming of the T cells to recognize the particular antigen expressed by the cancer. Importantly, Versamune has also demonstrated the potential to upregulate type I interferon genes (type I IFN), which are responsible for critical immunological processes. Upregulation of type I IFN induces an important immunological protein called CD69 that facilitates interactions between the dendritic cell and T cells in the lymph nodes.

Upregulation of type I IFN signaling also induces multiple immune messenger proteins called cytokines and chemokines that further signal T cells to infiltrate into the lymph nodes. Powerful activators of CD8 killer T cells, such as CCL2 and CXCL10 are documented to be induced by Versamune as well. As the Versamune induced production of chemokines appears to be restricted to the lymph nodes, the site of T cell activation, it provides for both superior activation and expansion of CD8 killer T cells. Localization of these immune messengers within the lymph nodes and their limited presence in the blood circulation enhances the safety of the Versamune based immunotherapies. Thus, through the versality of its mechanisms of action, as understood to date, we believe that Versamune may safely promote the efficient and robust expansion in-vivo of large numbers of highly potent (polyfunctional) CD8 killer T cells, both critical factors in developing a successful immunotherapy.

Versamune  has the potential to overcome immune suppression

Regulatory T cells (Treg) are a sub-population of white blood cells normally responsible for recognizing normal healthy cells and for preventing autoimmune disease. In cancer however, they are utilized by the cancer cells to suppress immune detection. Versamune may contribute to significant alteration of the tumor microenvironment by dramatically reducing the Treg to killer CD8 T cell ratio thus making the tumors more susceptible to destruction by killer T cells. Preclinical studies have demonstrated that lowering the Treg to CD8 killer T cell ratio with polyfunctional CD8 killer and CD4 helper T cells promotes effective tumor lysis and regression.  Overcoming a tumor’s immune tolerance and minimizing its ability to evade detection is a significant goal of a successful cancer immunotherapy that together with potent T cell induction may translate to enhanced tumor elimination.

Index
In preclinical studies, Versamune (R-DOTAP) nanoparticles demonstrated a reduction in the Treg/CD8 T cell ratio

Results of Comparative Preclinical Testing of Versamune and Other Immunotherapies for the eradication of a Tumor

Using the tumor model, the Versamune based therapy was unique in its ability to reduce the tumor size and eventually completely regress the tumors. The results from the Versamune based treatment are attributed to its ability to induce: (i) powerful activation of the critical immunological signaling pathways, (ii) robust production of both CD8 killer and CD4 helper T cells, and (iii) the degradation of the tumor’s protective immune suppression mechanism.

Index
Versamune has the potential to induce Immune Memory

Memory T cells allow the body to maintain tumor-recognizing and attacking T cells for an extended period after treatment, with the ideal outcome of reducing cancer recurrence. Preliminary studies demonstrated that Versamune protected mice that had experienced tumor regression against tumor reestablishment even when the mice were reinjected with the same tumor cells. This sustained protection was evidence of immune memory: persistence of antigen-specific T cells to recognize tumor proteins associated with a particular cancer, as the animals were not protected against establishment of different tumors. Evidence of the potential for Versamune based immunotherapies to induce immune memory was also demonstrated in a Phase 1 clinical trial in humans.

Enhancing tumor-specific memory responses to monitor for tumor antigens and eradicate cancer cells well after initial treatment we believe provides potential for significant durable clinical benefit by possibly reducing the incidence of tumor recurrence and improving survival of patients.

Today, many cancer immunotherapies produce serious systemic autoimmune effects due to blockage of existing regulatory mechanisms such as the immune checkpoints as well as inflammatory toxicities due to the increased presence and spikes of cytokines in the blood circulation. We believe the mechanism of action of Versamune as well as its design have the potential to contribute to the localization of cytokines in the lymph nodes and specific targeting of CD8 killer T cells to antigens in tumor tissue. Therefore, the hypothesis is that Versamune based therapies may exhibit an improved and favorable safety profile compared to currently available treatments.

As noted, Versamune is injected subcutaneously (under the skin) and its mechanisms of action are localized primarily in the lymph nodes. Further supporting these observations are data demonstrating that negligible levels of Versamune induced cytokines were detected in the blood of mice. Very low quantities of Versamune were detected in the blood or in any organ outside of the lymph nodes.

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

In choosing and designing a Versamune based therapy for development, careful attention is paid to selecting specific, appropriate antigens because, as described above, Versamune induces a strong T cell response to the antigen. All of the antigens currently being evaluated in combination with Versamune are present primarily in cancer cells which should therefore result in tumor-specific T cell attack, thereby minimizing off-target toxicity and potential destruction of healthy cells and tissue.

Index
Versamune has the potential to minimize circulating tumor DNA (ctDNA)

ctDNA is tumor-derived fragmented DNA that is released into a person’s blood stream by cancerous cells and tumors. It can come from primary or metastatic cancer sites. We believe that the reduction of ctDNA, as a biomarker, has the potential to signify a potential reduction or elimination of cancer.  As noted, we believe Versamune may safely promote the efficient and robust expansion in-vivo of large numbers of highly potent (polyfunctional) CD8 killer T cells. In MD Anderson led Phase 2 clinical trial, IMMUNOCERV, where the ctHPV 16 DNA biomarker measured in certain patients decreased  in the blood  by Day 170 (T5) as HPV16-specific killer T cells proliferated in the tumor microenvironment as seen in a representative patient in the chart below.

Versamune’ s potential as a cancer immunotherapy platform

The potential ability of Versamune to modulate and enhance numerous critical steps required for an effective immune response may provide additional opportunities to treat a variety of cancers. Further, its diverse mechanisms of action together with its favorable safety profile suggest therapeutic promise when used in combination with other treatment modalities or immunotherapies such as immune checkpoint inhibitors as well as in the single-agent monotherapy setting.

PDS0101: Human Papillomavirus (HPV)-Related Cancers

Despite the successful introduction of HPV preventive vaccines, HPV-related cancers remain a significant component of the global cancer burden. HPV infection occurs in both men and women and is associated with head and neck (oropharyngeal), cervical, anal, vaginal, vulvar and penile cancers.

PDS0101 is our lead Versamune based immunotherapy. PDS0101 combines Versamune with a mixture of short proteins (peptides) derived from the cancer-causing HPV16 viral protein. HPV16 is the most pervasive and difficult to treat HPV amongst the 13 different high-risk, cancer-causing HPV types. In a preclinical study in the most widely utilized animal HPV-cancer tumor model, PDS0101 uniquely induced complete regression of the tumors after a single sub-cutaneous injection. As a result of these data, a Phase 1 open-label, dose-escalation, proof of concept study of PDS0101 in women with cervical intraepithelial neoplasia (CIN) infected with high-risk HPV types. The data demonstrated that PDS0101 was immunologically active at all three doses studied, confirmed induction of high levels of active HPV-specific CD8 killer T cells, and was associated with clinical regression of the cervical lesions that often occurred rapidly. These results suggest that PDS0101 activated the critical mechanisms in humans resulting in potent T cells which target and effectively kill human HPV-positive cancer cells. All patients who experienced regression remained disease-free over the 2-year retrospective evaluation period, suggesting potential durability or memory of the immune response. The clinical data were presented at the 34th Annual Society for the Immunotherapy of Cancer Conference in November 2019 (Wood, et al., 2019).  Based on these encouraging preclinical and human data, PDS0101 is being studied in multiple Phase 2 clinical studies in various HPV-related cancers one sponsored by the Company in collaboration Merck and three investigator-initiated trials being conducted by the National Cancer Institute (NCI), MD Anderson Cancer Center and Mayo Clinic. We believe the data presented from these Phase 2 clinical studies in 2022 demonstrated favorable results.

Index
PDS0102: T cell receptor gamma Alternate Reading frame Protein (TARP)-Related Cancers

The TARP antigen is strongly associated with prostate and breast cancers. In the U.S. 450,000 patients are projected to be diagnosed with prostate or breast cancer this year. Approximately 90% of prostate cancers and 50% of breast cancers overexpress the TARP tumor antigen. In a human clinical trial, the NCI demonstrated that its proprietary TARP antigens were effectively recognized by the immune system in prostate cancer patients with PSA biochemical recurrence leading to a notable reduction in tumor growth rate. In preclinical studies, a dramatically enhanced TARP-specific killer T cell response was observed when our designed TARP antigens were combined with Versamune. As discussed further below, in November 2021, we entered into the NCI Patent License Agreement with the U.S. Department of Health and Human Services, as represented by the NCI of the National Institutes of Health (NIH).  We obtained a nonexclusive worldwide license to the patent rights for NCI’s TARP to develop and commercialize TARP peptide-based therapies in combination with our Versamune technology for the treatment of acute myeloid leukemia, prostate and breast cancers. Preclinical development is ongoing.

PDS0103: Mucin-1 (MUC1)-Related Cancers

MUC1 is highly expressed in multiple solid tumor types and has been shown to be associated with drug resistance and poor disease prognosis. We are developing PDS0103, a Versamune based therapy in combination with novel, highly immunogenic, agonist epitopes of the MUC1 oncogenic C-terminal region to treat ovarian, breast, colorectal and lung cancers. In preclinical studies, a dramatically enhanced MUC1-specific killer T cell response was observed when the novel antigens were combined with Versamune. Preclinical development is ongoing.

Versamune has demonstrated immunological compatibility with a wide array of tumor and pathogenic antigens. While our current oncology pipeline pairs Versamune with 4 different tumor antigens, to address over 10 cancer types, more than 75 tumor antigens have been identified and reported. We believe that Versamune could work well with a wide range of identified tumor antigens and neoantigens. We are exploring the expansion of our Versamune based pipeline by pairing the technology with multiple tumor antigens to potentially develop additional product candidates.

Versamune based immunotherapies plus PDS0301 (IL-12) Platform as a cancer immunotherapy platform

PDS0301 (formerly known as NHS-IL-12 and M9241) is a novel investigational antibody conjugated (IgG1), tumor-targeting interleukin 12 (IL-12) immune-cytokine that enhances the proliferation, potency and longevity of T cells in the tumor microenvironment. Together with Versamune based immunotherapies PDS0301 works synergistically to promote a targeted T cell attack against cancers. As with Versamune, PDS0301 is given by a simple subcutaneous injection. Clinical data suggests the addition of PDS0301 to Versamune based immunotherapies may demonstrate significant disease control by shrinking tumors and/or prolonging life.

PDS0301 monotherapy has shown activation of an immune response and correlation with clinical benefit in metastatic solid tumors

We believe PDS0301 monotherapy promotes therapeutically relevant immune responses, and stronger immune activation has been observed at higher doses. An analysis of patients at baseline and after PDS0301 monotherapy treatment documented in the graphs below. Interferon-gamma is associated with the induction of natural killer (NK) cells and  T cells. Granzyme B is associated with the induction of active killer CD8 T cells. Importantly, higher levels of these CD8 T cells were associated with improved clinical outcomes. (Toney NJ et al. International Immunopharmacology 116 (2023) 109736).

Index
PDS0301 is differentiated from other IL-12s

PDS0301 is a novel immune-cytokine fusion protein composed of two molecules of IL-12 fused to each of the heavy-chains of a human IGg1 antibody. The IGg1 antibody targets the DNA/histones exposed in necrotic areas of solid tumors, thus delivering the IL-12 into the tumor and limiting its systemic accumulation. As seen in the chart below, PDS0301 shows low accumulation in blood circulation potentially promoting safety.

Infectimune has potential as an infectious disease vaccine platform

PDS Biotech has developed a second cationic platform that is being applied to the development of infectious disease vaccines and this specific formulation has been trademarked Infectimune.  It has been formulated to activate the immune system to induce rapid and longer-lasting neutralizing antibody responses for improved protection against infectious pathogens.  We believe it has the potential to induce T cell responses including memory T cell responses to provide the immune system with long-term memory and potential sustained protection against infectious pathogens over an extended period of time that may exceed traditional antibody-based protection. We believe it could provide safe and effective vaccines that are well tolerated by healthy individuals.

PDS0202: Universal influenza vaccine

According to the World Health Organization, influenza causes 3 to 5 million cases and approximately 290,000 to 650,000 deaths each year. Due to the existence of multiple strains of flu, a new seasonal flu vaccination is usually developed to provide protection against the strains predicted to be prevalent in an upcoming flu season. As a result, the protective efficacy of the current vaccines varies widely from season to season. We are developing a new generation of flu vaccines with the potential to provide long-lasting, and broad protection against multiple strains of the virus. We believe that the successful development of a universal flu vaccine could eliminate the need to create a vaccine to protect against each year’s predicted variants. Our Infectimune platform is combined with computationally optimized broadly reactive antigen (COBRA) to potentially provide longer lasting, more effective response to the influenza vaccine. The preclinical work is complete, and we are working to obtain nondilutive financing to fund the next steps in development. In the fourth quarter of 2021, we entered into a Patent License Agreement with the University of Georgia (UGA) which provides a nonexclusive license to the patent rights for UGA’s COBRA antigens to develop and commercialize a universal influenza vaccine worldwide. The UGA Patent License Agreement includes customary milestone payments and royalties. Initiation of preclinical work is dependent on obtaining nondilutive financing.

In February 2023, we announced preclinical Infectimune™ publication in peer reviewed journal  Viruses showing unique induction of high levels of multifunctional CD4+ T cells capable of broadly protective functions compared to leading commercial vaccine technologies (Henson TR et al. Viruses 2023, 15, 538).

In February 2023, we announced a second preclinical Infectimune™ publication in peer reviewed journal  Viruses showing complete protection in animal studies with PDS0202 a novel recombinant protein-based Universal flu vaccine (Gandhapudi SK et al. Viruses 2023, 15, 432).

PDS0201: Tuberculosis

PDS0201 combines the utility of the Versamune platform with bacillus Mycobacterium tuberculosis (M. tuberculosis) antigens. Tuberculosis (TB) is the leading cause of death from a single infectious agent and is caused by the M. tuberculosis, which is spread when people who are sick with TB expel bacteria into the air. About a quarter of the world’s population is infected with M. tuberculosis and thus at risk of developing TB disease.  It has been reported that a total of 1.5 million people died from TB in 2020. Worldwide, TB is one of the top 10 causes of death and the leading cause from a single infectious agent (above HIV/AIDS).  It is estimated that 10 million people fell ill with TB worldwide 5.7 million men, 3.2 million women and 1.1 million children. There were cases in all countries and age groups. Multidrug-resistant TB (MDR-TB) remains a public health crisis and a health security threat. The World Health Organization (WHO) estimates that there were 484,000 new cases with resistance to rifampicin – the most effective first-line drug, of which 78% had MDR-TB. WHO has identified TB as a global priority and is focused on eradication of the disease. The only licensed vaccine for prevention of TB disease was developed almost 100 years ago. PDS0201 is currently in preclinical development.

Index
PDS0203: SARS-CoV-2 vaccine

Our Infectimune platform based COVID-19 vaccine combines our nanoparticle technology with a SARS-CoV-2 recombinant protein derived from the spike (S) protein. Notably, the protein in this fully synthetic vaccine includes conserved and non-mutating regions of the virus. The vaccine has demonstrated strong potential in preclinical studies to efficiently promote the induction of killer CD8 and helper CD4 helper T cells that recognize and induce immune responses against such non-mutating regions of the virus. The protein also includes regions of the spike protein that result in the induction of neutralizing antibodies.

In February 2023, PDS Biotech announced the publication of Infectimune based vaccines preclinical studies demonstrating complete protection against sickness after lethal challenge with live SARS-CoV-2 (Gandhapudi SK et al. Viruses 2023, 15, 432).

Versamune Development Strategy

The unique combination of high potency and excellent safety of the Versamune platform observed in preclinical studies was corroborated in the successfully-completed 12-patient PDS0101 monotherapy Phase 1/2a clinical trial.  All patients were infected with cancer causing (high risk) strains of HPV, which are less likely to spontaneously regress. In September 2019, we reported retrospective clinical outcome data from this trial. Despite most of the patients being infected with multiple HPV strains including or excluding HPV 16, regression was seen in 8 out of 10 patients, with complete regression of pre-cancerous lesions documented in 6 out of 10 patients at their first post-treatment evaluation, which occurred within 1-3 months of completing treatment.  In addition, the fact that no disease recurrence occurred over the two-year evaluation period strongly suggested a robust and durable therapeutic immune response due to the induction of T cells by PDS0101 administration that were clinically active. As a result of this information and the documentation in the trial of PDS0101’s ability to generate potent and biologically active CD8 T cells in-vivo, we focused our clinical strategy on areas of more severe unmet medical need in which PDS0101 is combined with other immune-modulating agents, including immune checkpoint inhibitors and standard of care e.g., chemoradiotherapy, to provide improved clinical benefit to patients.

We believe that rational design of combination immunotherapies using complementary agents that promote synergy with each other and reduce the potential for compounded toxicity will substantially enhance the potential for combination therapies to deliver improved clinical benefit for cancer patients. Based on our data, Versamune appears to activate an appropriate combination of immunological pathways to promote strong CD8 T cell induction while also altering the tumor microenvironment to make tumors more susceptible to T cell attack, which we believe makes it an ideal complement to immune checkpoint inhibitors and other immune-modulating agents by enhancing their potency as part of combination therapies. In addition, the differences in mechanism of action between Versamune and checkpoint inhibitors, as well as the initial demonstrated safety profile of Versamune, suggests that these combinations may be potentially much better tolerated by patients than other combination therapies involving immune checkpoint inhibitors and other cancer treatments such as immune-cytokines and chemotherapy.

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

In this PDS Biotech-sponsored trial, patients whose cancer has returned or spread following initial treatment, will be able to avoid chemotherapy and take this combination of two immuno-therapy drugs. Enrolling patients with more functional immune systems that have not been compromised by extensive chemotherapy may allow improved efficacy of the combination. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care KEYTRUDA® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is the objective response rate – or ORR – at six months following initiation of treatment. There are two cohorts in the trial. Cohort 1 is for patients that are yet to be treated with an immune  checkpoint inhibitor (ICI naïve) and cohort 2 which consists of patients that have failed immune checkpoint inhibitor therapy (ICI refractory).

In February 2022, we announced we had achieved the preliminary efficacy milestone of at least four or more objective responses of the first 17 patients in the ICI naïve arm that allowed that arm to proceed to full enrollment. We also announced detailed preliminary safety data which showed that the combination is well tolerated without evidence of enhanced or significant toxicity in the first 18 patients in the ICI naïve arm. We have completed enrollment in Stage 1 of the ICI refractory arm and are waiting for sufficient follow up to conduct the futility analysis.

Index
In June 2022, we announced additional preliminary efficacy and safety data from this trial at the ASCO Annual Meeting (Weiss J et al. J Clin Oncol 40, 2022 (suppl 16; abstr 6041). The abstract provided preliminary data on 19 patients (safety) with available imaging data for 17 of the 19 patients (efficacy). Highlights from the abstract were as follows:

●
Response rates thus far (tumor shrinkage greater than 30%) seen in 7/17 (41.2%) patients in comparison to the published results of approximately 19% for approved ICI, used as monotherapy for recurrent or metastatic head and neck cancer, with 2 of the 7 having complete responses (CR)

●	Stable disease (SD) was reported in 6/17 (35.3%) patients, with 4 of the 6 (67%) experiencing tumor shrinkage of less than 30%

●	Clinical efficacy (ORR + SD) was seen in 13/17 (76.5%) patients

●	Progressive/ongoing disease was reported in 4/17 (23.5%) patients

●	Patients had received a median of 4/5 doses of PDS0101 (range 1-5) and 9/35 doses of KEYTRUDA® (range 1-18)

●	There were no treatment-related adverse events greater than or equal to Grade 3 (N=19)

●	No patients required dose interruption or reduction on the combination treatment

●	No patients discontinued the combination treatment

●	At 9 months of follow up (median not yet achieved):
●	Progression free survival (PFS) rate was 55.2%
●	Overall survival (OS) rate was 87.2%

In May 2022, we announced the expansion of this trial into Europe and in June 2022, as described above, we received Fast Track designation for PDS0101 in combination with pembrolizumab.

In August 2022, we announced our independent Data Monitoring Committee (DMC) met and evaluated data from the first 43 patients and noted there were no Grade 3 or greater treatment-related adverse events attributed to the combination.  The DMC recommended continuing the trial with no modifications.

In October 2022, we announced an end-of-phase 2 meeting with the FDA for PDS0101 in combination with KEYTRUDA®. We are currently evaluating the guidance on the key elements of the clinical program that will support the submission of a Biologics License Application for PDS0101.

National Cancer Institute: PDS0101+ M9241 (now PDS0301) +Bintrafusp Alfa

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating PDS0101 with an IgG1 IL-12 (M9241), now PDS0301, and M7824 (Bintrafusp Alfa), which is owned by EMD Serono (Merck KGaA) in patients with advanced/refractory HPV-associated cancers who have failed prior treatment. In February 2021, we announced that the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced/refractory HPV-associated cancers achieved its preliminary objective response target in patients naïve to immune checkpoint inhibitors (ICI) which allowed for full enrollment of approximately 20 patients in this group.  In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of ICI-refractory patients for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 ICI refractory patients is ongoing.  The NCI recently achieved the intended enrollment objective of 30 patients in the ICI refractory arm of the trial.  The trial has enrolled 45 patients and enrollment in the trial will continue until the total enrollment of 56 patients is achieved.

Preclinical study results arising from this CRADA were recently published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of an HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer 2020;8:e000612. doi:10.1136/ jitc-2020-000612), indicating that PDS0101 generated both HPV-specific T cells and an associated antitumor response when used as a monotherapy.  When PDS0101 was combined with two other novel clinical-stage anti-cancer agents, Bintrafusp Alfa and M9241, now PDS0301, the preclinical data suggested that all three therapeutic agents worked synergistically to provide superior tumor T cell responses and subsequent tumor regression when compared to any of the agents alone or the 2-component combinations.  If the published preclinical data demonstrating powerful activity of the triple combination is successfully confirmed in the ongoing Phase 2 trial, this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

Index
In June 2021, at the American Society of Clinical Oncology (ASCO) conference the NCI announced interim data in this trial which included, data in both ICI naïve and refractory patients (Strauss J et al. J Clin Oncol 39, 2021 [suppl 15; abstr 2502]). In the ICI naïve group 83% (5/6) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease.  100% of the ICI naïve patients were alive at a median duration of 8 months.  In the ICI refractory group 42% (5/12) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease.  10/12 (83%) of ICI refractory patients were alive at a median duration of 8 months.  An update provided in January 2022 showed as of December 31, 2021, that >40 subjects had been recruited into the trial and 30 HPV16-positive patients had been evaluated.  The median survival of all patients (3:1 ICI refractor to naïve) was 12 months and progressing.  The historical survival of ICI naïve and ICI refractory advanced HPV-associated cancers when treated with ICI are 7-11 months and 3-4 months, respectively, best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

In June 2022, at the 2022 ASCO Annual Meeting, the NCI provided an update to the preliminary data presented at the 2021 meeting (Strauss J et al. J Clin Oncol 40, 2022 [suppl 16; abstr 2518]). This included data from 30 patients and highlights were as follows:

●	Objective response (OR = >30% tumor reduction) was seen in 88% (7/8) of patients with ICI-naive disease; 4/7 (57%) patients’ responses are ongoing (median 17 months).

●
With ICI refractory patients: PDS0301 dosing appears to affect response rates, with 5/8 (63%) patients receiving PDS0301 at 16.8 mcg/kg achieving an OR compared to 1/14 (7%) patients who received PDS0301 at 8 mcg/kg achieving an OR; 4/6 (67%) patients’ responses are ongoing (median 12 months).

●	Tumor reduction was seen in 45% (10/22) of patients with ICI-refractory disease, including patients receiving high or low dose PDS0301.

●
In ICI refractory patients treated with high or low dose PDS0301, survival outcomes were similar (p=0.96 by Kaplan Meier analysis). At a median of 12 months of follow up 17/22 (77%) of patients were alive.

●	In ICI naïve patients 6/8 (75%) were alive at median 17 months of follow up.

●	Similar OR and survival were seen across all types of HPV16-positive cancers.

●
Preliminary safety data: 13/30 (43%) of patients experienced Grade 3 treatment-related adverse events (AEs), and 2/30 patients (7%) experienced Grade 4 AEs. There were no grade 5 treatment-related AEs.

●	We believe the study results to date strongly suggest, in agreement with the published preclinical studies, that all 3 drugs contribute to the clinical outcomes.

In September 2022, we announced, in agreement with the NCI, that the ICI refractory patients had been selected as the preferred treatment group in the on-going PDS0101-based triple combination therapy in advanced HPV-positive cancers and the trial was closed to further enrollment given the ICI refractory arm has been fully recruited.

In October 2022, we announced expanded interim data as follows:

●	Survival data: 66% (19/29) of HPV16-positive ICI refractory patients in the cohort were alive at a median follow up of 16 months.

●	Safety profile: 48% (24/50) patients experienced Grade 3 treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 AEs. There were no Grade 3 treatment-related AEs.

●	HPV16-positive ICI naïve patients: 75% (6/8) were alive at a median follow up of 25 months and 38% (3/8) of responders had a complete response.

In December 2022, we announced expanded interim data as follows:

●
Median OS is 21 months in 29 checkpoint inhibitor refractory patients who received the triple combination. The reported historical median OS in patients with ICI refractory disease is 3-4 months seen with checkpoint inhibitors and best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

●
In ICI naïve subjects, 75% remain alive at a median follow-up of 27 months.  As a result, median OS has not yet been reached. Historically median OS for similar patients with platinum experienced ICI naïve disease is 7-11 months.

●	Objective response rate (ORR) in ICI refractory patients who received the optimal dose of the triple combination is 63% (5/8). In current approaches ORR is reported to be less than 10%.

●	ORR in ICI naïve patients with the triple combination is 88%. In current approaches ORR is reported to be less than 25% with FDA-approved ICIs in HPV-associated cancers.

●
Safety data have not changed since October’s update. 48% (24/50) of patients experienced Grade 3 (moderate) treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 (severe) AEs, compared with approximately 70% of patients receiving the combination of ICIs and chemotherapy reporting Grade 3 and higher treatment-related AEs.

Index
In February 2023, we announced the successful completion of a Type B meeting with the FDA for the combination therapy of PDS0101, PDS0301, and an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic HPV-positive ICI-refractory head and neck cancer. We confirmed the required contents of the study design for a potential registration of the combination.

MD Anderson Cancer Center (IMMUNOCERV): PDS0101+ Chemoradiotherapy

In October 2020, another PDS0101 Phase 2 IIT was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe that Versamune has strong T cell induction has the potential to enhance efficacy of the current standard of care CRT treatment in this indication. Enrollment rate in this trial had been negatively impacted by the COVID-19 pandemic and enrollment is on-going.

In November 2022, we announced data from this trial was included in a poster presentation  at the 2022 SITC Annual Meeting which included the following:

●
9 of the 17 patients had completed a Day 170 post-treatment Positron Emission Tomography, Computed Tomography (PET CT) scan to assess the status of the cancer. This included 78% (7/9) of treated patients with advanced cervical cancer (FIGO stage III or IV).

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

●	1-year disease-free survival and 1-year overall survival of 89% (8/9) in patients treated with the combination of PDS0101 and CRT.

●
As previously reported, data confirm PDS0101 treatment activates HPV16-specific CD8 T cells. This increase was not seen in patients who did not receive PDS0101. The increase in HPV16-specific T cells generated by the treatment is positively correlated with tumor cell death, suggesting cytotoxic CD8 T cells are important mediators of antigen-specific immunity.

●	The data affirm that PDS0101 activates Type 1 interferon pathway in humans, mimicking the mechanism previously demonstrated in preclinical studies in animal models.

●	Toxicity of PDS0101 remains limited to low-grade local injection site reactions.

Mayo Clinic: PDS0101 Monotherapy and in combination with KEYTRUDA®

In February 2022 we announced the initiation of an Investigator-Initiated Trial (ITT), MC200710, for PDS0101 alone or in combination with the immune checkpoint inhibitor, KEYTRUDA®, in patients with HPV-associated oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence. The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar at Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial not only broadens our addressable patient population of those affected by the increasing incidence of HPV(+)OPSCC, but also allows us to better understand the activity of PDS0101 alone or in combination with KEYTRUDA® in earlier stages of disease.  This trial is currently open for enrollment.

In this trial treatment will be administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. PDS0101 has been shown to induce killer T cells that target and kill HPV-positive cancers, either alone or in combination with ICIs in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-associated cancers.  This trial will explore whether PDS0101 with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

PDS0102

PDS0102 is an investigational immunotherapy utilizing tumor-associated and immunologically active T cell receptor gamma alternate reading framed protein (TARP) from the NCI. PDS0102 is designed to treat TARP-associated cancers including, acute myeloid leukemia (AML), prostate and breast cancer. In our preclinical work, the administration of PDS0102, the Versamuine+TARP antigen combination led to the induction of large numbers of tumor targeted killer T cells. In addition, the TARP tumor antigen alone has already been studied at the NCI in men with prostate cancer and been shown to be safe, immunogenic with slowing tumor growth rates (NCT00972309). We are evaluating the next steps in the clinical development of PDS0102 and are seeking nondilutive financings to move to human trials.

Index
PDS0103

In April 2020, the above mentioned, PDS-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103.  PDS0103 is an investigational immunotherapy owned by us and designed to treat cancers associated with the mucin 1, or MUC1, oncogenic protein.  These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by PDS. PDS0103 is currently in late preclinical development.

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.  Expression of MUC1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8 killer T cells.  In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103. Our primary goal is commercialization of PDS0101, and allocation of resources to implement an earlier than planned start of a registrational trial may delay PDS0103 initiation.

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

PDS0202; Universal Flu

Based on the key characteristics of Infectimune we are progressing development of PDS0202, a universal influenza vaccine candidate, which combines Infectimune with novel Computationally Optimized Broadly Reactive (COBRA) influenza vaccine antigens designed by renowned influenza expert Dr. Ted Ross and licensed from the University of Georgia.  PDS0202 preclinical development was supported by an agreement with the NIAID CIVICs, program, with a goal of progressing into a human clinical trial with nondilutive financing. Preclinical development studies were performed at three sites: our Princeton, NJ laboratories, The University of Kentucky School of Medicine, and the CIVICs Center for Influenza Vaccine Research for High-Risk Populations.  The data produced in the preclinical showed significant levels of hemagglutinin inhibition (HAI) titer levels when utilizing PDS0202 as compared to COBRA antigens alone ranging from 28x to 62x on various strains of the H1N1 influenza virus.

Index
The preclinical data also showed all animals in the control group when challenged by the flu virus became sick and died while all animals treated with either a 3mcg (high dose) or .012mcg (low dose) of PDS0102 remained alive and healthy.

We are seeking nondilutive financing for the next stage of clinical development.

PDS0203: COVID-19

PDS0203 is being designed with the goal to potentially provide long-term and broad protection against infection from COVID-19 and its potential mutations, based on the understood potential of Infectimune to prime the immune system to generate both antibodies for near term protection and T cell responses for long term protection against pathogens. Preclinical data of studies performed at the University of Kentucky indicates that PDS0203 elicits the induction of highly active and potent virus-specific CD8 killer and CD4 helper T cells within 14 days of treatment.  The study also showed induction of the long-lasting virus-specific memory T cells necessary for longer term protection.  A 30-45-fold increase in COVID-19 specific T cells was observed by Day 14 when compared to the vaccine without Versamune.  These preclinical studies also indicated induction of strong anti-SARS-CoV-2 neutralizing antibodies within 14 days, with a 20-25-fold increase when compared to the vaccine without Versamune.

As previously noted, the results highlighted above for Infectimune based PDS0202 and PDS0203 were published in the peer reviewed journal Viruses in February 2023: preclinical studies demonstrating complete protection against sickness after lethal challenge with live SARS-CoV-2 or influenza viruses (Gandhapudi SK et al. Viruses 2023, 15, 432) and dramatically enhanced CD4 T cell responses to recombinant influenza proteins compared to leading commercial vaccine adjuvants (Henson TR et al. Viruses 2023, 15, 538).

Since our inception we have devoted substantially all our resources to developing our Versamune and Infectimune platforms and our Versamune and Infectimune based products, advancing preclinical programs, conducting clinical trials, manufacturing PDS0101 for clinical trials, and providing general and administrative support. We have funded our operations primarily from the issuance of common stock. We have not generated any product revenue to date.  We have never been profitable and have incurred net losses in each year since our inception.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned clinical trials;

●	the timing and costs of our planned preclinical studies of our Versamune, Versamune plus PDS0301 and Infectimune based products;

●	the outcome, timing and costs of seeking regulatory approvals;

●	ability to repay debt financings including interest payments;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

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

We are supported by scientific leaders in the field of vaccine development and oncology.  Dr. Lisa Rohan, one of our founders, is Chair of the Scientific Advisory Board.  She is a professor in the department of Pharmaceutical Sciences at the University of Pittsburgh where she also holds appointments in the Department of Obstetrics, Gynecology and Reproductive Sciences in the School of Medicine and the Clinical Translational Science Institute.   Dr. Mark Einstein, Professor and Chair in the Department of OB/ GYN & Women’s Heath at Rutgers University Medical School is an expert in HPV-related pathogenesis, therapy and prevention of lower anogenital tract and gynecologic cancers.  He is an active leader for management guidelines and translating clinical study and translational data for the World Health Organization, American Cancer Society, Society of Gynecologic Oncology and the American College of Obstetrics and Gynecology.  Dr. Neil D. Gross, Department of Head and Neck Surgery, Division of Surgery, The University of Texas MD Anderson Cancer Center. Dr. Jon Wigginton, President, Research and Development Bright Peak Therapeutics and former President of Society for Immunotherapy of Cancer. Professor Leaf Huang, one of our founders, is a Distinguished Professor of Pharmaco-engineering and Molecular Pharmaceutics at the Eshelman School of Pharmacy, University of North Carolina at Chapel Hill pioneered the liposome design and manufacture of cationic lipid vector nanoparticles as a delivery system for cDNA, mRNA, siRNA, proteins and peptides for tumor growth inhibition and for vaccines in treating cancer and infectious diseases.  Dr. Olivera Finn is a Distinguished Professor of Immunology at the University of Pittsburgh School of Medicine and she discovered the MUC1 antigen.  Our Principal Investigator for the PDS0101 Head and Neck Trial with KEYTRUDA® for first-line treatment of recurrent/ metastatic Head and Neck Cancer is Dr. Jared Weiss, Associate Professor of Medicine, University of North Carolina Lineberger Comprehensive Cancer Center, who is an expert in head and neck thoracic oncology with a focus on immunotherapeutic approaches for these diseases.

Facilities & Manufacturing and Commercial Scale Up

Product candidates using our Versamune, Versamune plus PDS0301 and Infectimune development platforms are manufactured using a readily scalable, fill-finish process with well-defined and reproducible operations. We do not own or operate cGMP compliant manufacturing facilities to produce any of our product candidates and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturing organizations to produce the amounts of our product candidates necessary for our preclinical research and clinical studies. As part of the manufacture and design process for our product candidates, we rely on internal, scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third-party manufacturers. We currently employ internal resources to manage our manufacturing contractors.

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

For our lead product candidate, PDS0101, we continue to progress our ongoing Phase 2 clinical trials. This process is described further under “U.S. Product Development Process.”  The final protocols for all Phase 2 clinical trials were submitted to the FDA prior to trial initiation and information for all three trials are on www.clinicaltrials.gov.  To conform to the FDA electronic Common Technical Document format requirement and submission of the cGMP material that will be used in the Phase 2 trials for PDS0101, we submitted a Chemistry, Manufacturing, and Controls amendment to our IND application, related to our Phase 2 studies with PDS0101 to the FDA in 2020.

In addition, the next step for PDS0101, in our most advanced Phase 2 clinical trial, VERSATILE-002, will be transitioning into Phase 3 clinical development called VERSATILE-003, where we plan to file an amended IND in the third quarter 2023 to enter into a registrational trial by the end of the year.

Index
We anticipate that we would seek marketing authorization from the FDA for our product candidates through the Biologics License Application pathway, under Section 351(a) of the Public Health Service Act.  This process and the requirements are described further under “U.S. Product Development Process.”

For our earlier stage, preclinical product candidates PDS0102 and PDS0103, we plan to work to develop data with the goal of progressing to an IND submission in 2023 and progressing clinical development to first-in-human trials with these products.  We have engaged with the FDA and received useful initial feedback on the clinical trial design for the PDS0103 program and this information will influence our strategy for regulatory submissions and the protocol development.

Intellectual Property

Patents

We seek to maintain high barriers to entry around our product candidates and the markets in which they are utilized by using a multiple layered approach to our patents, patent applications, substantial know-how and trade secrets related to the Versamune, Versamune plus PDS0301, and Infectimune platforms.  We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights. We also rely on trade secrets relating to our platforms and on know-how, continuing technological innovation to develop, strengthen and maintain its proprietary position in the vaccine field. In addition, we rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available. We also utilize trademark protection for our company name and we expect to do so for products and/or services as they are marketed.

We have developed numerous patents and patent applications and owns substantial know-how and trade secrets related to our Versamune platform. As of December 31, 2022, PDS holds seven (7) U.S. patents with granted claims directed to its platform technology and nineteen (19) pending U.S. patent applications. These issued patents will expire in 2026, 2029, 2031 and 2033. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2043 assuming no patent term extensions are granted. As of March 1, 2023, PDS holds seventy-one (71) issued foreign patents and thirty-eight (38) pending or published foreign patent applications.  Most of our international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2028-2037, or later if patent term extension applies. Most recently, the USPTO allowed two (2) applications methods of use related to our Versamune platform technology which when granted will run until November 2036.  Included in the patents above is a patent protecting the use of Versamune plus PDS0301.

Licensed Patents

We have an exclusive worldwide license from Merck & Cie to (R)-DOTAP and its crystal forms, manufacturing methods, and pharmaceutical compositions using the compounds., which are owned by Merck Patent GmbH, for use in our immunotherapy compositions and immunotherapies. Merck & Cie has informed us that it has rights to license these patent families through an intra-company agreement with Merck Patent GmbH.  These licensed patents are significant to the Versamune, Versamune plus PDS0301 and Infectimune platforms, as they are directed to an important ingredient utilized in the Versamune product.

We have licensed patented antigens from the US government for use worldwide in our cationic lipid immunotherapies. We have licensed T cell receptor gamma alternate reading frame protein (“TARP”) from the National Cancer Institute (“NCI”)  to develop and commercialize TARP peptide-based therapies in combination with our Versamune technology and any other of our proprietary technologies for prostate and breast cancers and Acute Myeloid Leukemia.  These patents are directed to immunogenic peptides and peptide Derivatives for the treatment of prostate and breast cancer treatment and multi-epitope TARP peptide vaccines and Uses Thereof. These antigens are incorporated in PDS0102 with Versamune.  We have licensed novel and highly immunogenic agonist epitopes of mucin-1 (“MUC1”) developed by the National Cancer Institute. MUC1 is highly expressed in multiple solid tumors and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.  We have granted patents and are pursuing additional patents that cover compositions and methods of use of cationic lipid immunotherapies with each of the licensed technologies.

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

Index
Exclusive License Agreement

On December 30, 2022, we entered into a License Agreement (the “Merck KGaA License”), with Merck KGaA, Darmstadt, Germany, pursuant to which Merck KGaA, Darmstadt, Germany granted us an exclusive (even as to Merk KGaA), worldwide, sublicensable, milestone and royalty-bearing right and license to certain patent rights and certain related data (the “Licensed Technology”) to develop, manufacture, use, commercialize and otherwise exploit any product containing NHS-IL12 fusion protein known as M9241 (the “Compound”). Merck KGaA, Darmstadt, Germany retains the right under the Licensed Technology in connection with certain existing collaborations between Merck KGaA, Darmstadt, Germany and academic institutions to allow such academic institutions to exercise their rights granted under such collaborations. We agreed to use commercially reasonable efforts to develop, manufacture and commercialize at least one pharmaceutical preparation, substance, or formulation, comprising or employing, the Compound (the “Product”).

In consideration for the rights granted by Merck KGaA, Darmstadt, Germany, we (i) made a one-time up-front cash payment of $5.0 million to Merck KGaA, Darmstadt, Germany, and (ii) entered into a Share Transfer Agreement dated December 30, 2022  (the “Share Transfer Agreement”), pursuant to which we issued 378,787 shares of our common stock (the “Shares”) to Merck KGaA, Darmstadt, Germany in a private placement for an aggregate value of $5.0 million, as measured by the closing price of our common stock on the Nasdaq Capital Market as of December 30, 2022.

Pursuant to the Merck KGaA License Agreement, we agreed to make (i) development and first commercial sale milestone payments totaling up to $11 million upon the achievement of certain milestones, including the dosing of the fifth patient in a Phase 3 trial of the Product and first commercial sale of the Product for a first and second indications in a major market, and (ii) up to $105 million upon achieving certain aggregate sales levels of the Product.

We also agreed to pay Merck KGaA, Darmstadt, Germany a royalty of 10% on aggregate net sales of Product as specified in the Merck KGaA License Agreement on a Product-by-Product and country-by-country basis until the later of: (i) ten years after the first commercial sale of a Product in a given country; and (ii) the expiration or invalidation of the licensed patents covering the Compound or Product in such country (collectively, the “Royalty Term”). The royalty rate is subject to reduction in that event that a Product is not covered by a valid patent claim, a biosimilar to the Compound or the Product comes on the market in a particular country, or if we obtain a license to any intellectual property owned or controlled by a third-party which but for such license would be infringed by making, using or selling the Compound.

The  Merck KGaA License Agreement will expire on a Product-by-Product and country-by-country basis upon expiration of the last-to-expire Royalty Term for such Product. On expiration (but not earlier termination), we will have a fully paid-up, royalty-free, non-exclusive, transferable, perpetual and irrevocable license under the licensed patent rights and related data to develop, manufacture, use, commercialize and otherwise exploit the Compound. Either party may terminate the Merck KGaA License Agreement for the other party’s material breach following a cure period. The Merck KGaA License Agreement may not be terminated upon certain insolvency events relating to us. We may terminate the License Agreement for any reason upon ninety days written notice to Merck KGaA, Darmstadt, Germany. The Merck KGaA License Agreement also includes indemnification obligations of each party.

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

Effective as November 5, 2021, we entered into a Patent License Agreement (the “NCI Patent License Agreement”) with the U.S. Department of Health and Human Services, as represented by NCI of NIH.  Pursuant to the NCI Patent License Agreement, we obtained a nonexclusive, worldwide license to the patent rights for TARP to develop and commercialize TARP peptide-based therapies in combination with the Versamune technology and any other of our proprietary technologies for prostate and breast cancers and Acute Myeloid Leukemia.  The NCI Patent License Agreement expires when the last licensed patent expires if the Patent License Agreement is not terminated prior to that date. NCI may terminate the Patent License Agreement if we are in default in the performance of any material obligation under the Patent License Agreement. We may unilaterally terminate the NCI Patent License Agreement in any country or territory upon sixty (60) days written notice. Under the NCI Patent License Agreement, we agreed to pay NCI certain non-creditable, nonrefundable license issue royalties, unreimbursed patent expenses for the licensed patent rights, a nonrefundable minimum annual royalty, earned royalties as a percentage of net sales and benchmark royalties.

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

Cost Reimbursement Agreement with University of Kentucky Research Foundation - I. with University of Kentucky Research Foundation - I.

Effective November 1, 2015, we entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test PDS’s preclinical and clinical-stage formulations based on HPV, TARP, MUC1, Melanoma antigens as specified more fully in the statement of work. The Cost Reimbursement Agreement has been renewed annually, and was renewed on July 1, 2021, for an anticipated cost of $404,502. The agreement terminates on June 30, 2022, unless extended by written mutual agreement of parties or is terminated by one of the parties. Either party may terminate the Cost Reimbursement Agreement for any reason with thirty (30) days written notice.

Cost Reimbursement and Sponsored Agreement with University of Kentucky Research Foundation - II.

Effective November 1, 2015, we entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test PDS’s preclinical and clinical-stage formulations based on HPV, TARP, MUC1, Melanoma antigens as specified more fully in the statement of work. The Cost Reimbursement Agreement has been renewed annually, and was renewed on July 1, 2021, for an anticipated cost of $13,998. The agreement terminates on June 30, 2022, unless extended by written mutual agreement of parties or is terminated by one of the parties. Either party may terminate the Cost Reimbursement Agreement for any reason with thirty (30) days written notice.

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

On October 28, 2019, we entered into an amendment to the clinical trial collaboration agreement with Merck to evaluate the combination of our lead Versamune based immunotherapy, PDS0101, with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in a Phase 2 clinical trial. The modification to the clinical trial design to evaluate PDS0101 in combination with KEYTRUDA® as first-line treatment comes as a result of Merck’s approval by the FDA on June 10, 2019 for first line treatment of patients with metastatic or unresectable recurrent HNSCC using KEYTRUDA® in combination with platinum and fluorouracil (FU) for all patients and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test. The trial was initiated in November of 2020 to evaluate the efficacy and safety of the combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

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

The term of the CRADA is five (5) years, starting April 22, 2019. Pursuant to Appendix A, we agreed to provide $110,000 annually, the first payment of which is to be made on the first anniversary the of the CRADA Effective date or upon the initiation of a Phase 2 clinical trial as the NIH Clinical Center, whichever comes first for NCI to use in connection with acquiring technical, statistical, and administrative support for the clinical research activities, as well as to pay for supplies and travel expenses and infrastructure costs. The CRADA may be terminated by either party at any time by mutual written consent. Either party may unilaterally terminate the CRADA at any time by providing sixty (60) days written notice. If we terminate prior to the completion of all approved or active study protocol(s) pursuant to the CRADA, we must supply enough study test product to complete these study protocol(s) unless termination is for safety reasons. If the CRADA is mutually or unilaterally terminated by PDS before its expiration, we must pay non-cancellable obligations for personnel for a period of six (6) months after the termination date or until the expiration date of the CRADA, whichever is sooner. If we suspend development on the test article without the transfer of its active development efforts, assets, and obligations to a third party within ninety (90) days of discontinuation, NCI may continue development. In such event, we must transfer all information necessary to enable NCI to contract for the manufacture of the test article and grant NCI a nonexclusive, irrevocable, worldwide, paid-up license regarding same.

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

Competition

The biotechnology and pharmaceutical industries are characterized by intense competition to develop new technologies and proprietary products. We are aware of various established companies, including major pharmaceutical companies, broadly engaged in immunotherapies and vaccines in research and development that may compete directly with the products we are developing including Jansen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline plc, Merck and Pfizer, among others. In addition, there are many development-stage biotechnology companies in various immunotherapy and vaccine development including, but not limited to Inovio, Advaxis, Kite Pharma, Hookipa, Moderna, ZIOPHARM Oncology, Heat Biologics, Harpoon Therapeutics, Oncosec Medical, BioNTech, Osivax, Medicago, Vaxart, and Flugen. If one or more of these companies is successful in developing their technologies, it could materially impact our business.

While we believe that the Versamune, Versamune plus PDS0301 and Infectimune platforms provide us with competitive advantages, we face competition from many different sources, including biotechnology and pharmaceutical companies, academic institutions, government agencies, as well as public and private research institutions. Any products that we may commercialize will have to compete with existing products and therapies as well as new products and immunotherapies that may become available in the future.

We anticipate that it will face intense and increasing competition as new immunotherapies enter the market and advanced technologies become available. PDS Biotech expects any products that it develops and commercializes to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, availability of therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.  PDS Biotech’s competitors may obtain FDA or other regulatory approval for their products more rapidly than it may obtain approval for its products, which could result in our competitors establishing a strong market position before it is able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

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

●	submission to the FDA of an investigational new drug application, or an IND, which must become effective before human clinical studies may begin;

●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical may be initiated;

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

●	review by an FDA advisory committee, where appropriate or if applicable;

●
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product, or components thereof, are produced, to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●
pre-approval inspection by the FDA of the sponsor (or any third party service providers) relative to oversight of clinical studies, clinical trial sites that generated the data in support of the BLA, and any manufacturing facilities to assure compliance with GCPs and the integrity of clinical data;

●	payment of user fees;

●	FDA review and approval, or licensure, of the BLA; and

●
Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies

Index
Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product candidate or disease. A clinical hold may occur at any time during the life of an IND and may affect one or more specific trials or all trials conducted under the IND. The testing and approval process requires substantial time, effort, and financial resources.

Preclinical studies

Before testing any product candidate in humans, the product enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess the potential safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The results of preclinical studies and early clinical studies of product candidates with small patient populations may not be predictive of the results of later-stage clinical studies or the results once the applicable clinical studies are completed.

The IND and IRB processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA or BLA. In support of a request for an IND, a sponsor must submit, among other things, a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The sponsor may be a company seeking to develop the drug or, as in the case of an investigator-initiated trial, the sponsor may be an investigator who is conducting the trial. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical studies and places the study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, PDS cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, FDA has promulgated regulations governing the acceptance of foreign clinical trials not conducted under an IND, establishing that such studies will be accepted as support for an IND or application for marketing approval if the study was conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an on-site inspection if FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies. If a marketing application is based solely on foreign clinical data, the FDA requires that the foreign data be applicable to the U.S. population and U.S. medical practice; the studies must have been performed by clinical investigators of recognized competence; and the FDA must be able to validate the data through an on-site inspection or other appropriate means, if the FDA deems such an inspection to be necessary.

Index
In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.  A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, as well as amendments to previously submitted clinical trials. Further, an independent IRB for each institution participating in the clinical trial must review and approve the plan for any clinical trial, its informed consent form, and other communications to study subjects before the clinical trial commences at that site. The IRB must continue to oversee the clinical trial while it is being conducted, including any changes to the study plans.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human clinical trials in support of an NDA or BLA

Clinical trials involve the administration of the biological product candidate to volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection (for example, inclusion and exclusion criteria), and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND and require IRB approval. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

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

●
Phase 3. The biological product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the dosage, clinical efficacy, potency, and safety of the product for approval, to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

●
Phase 4. Post-approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.

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

Index
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators of potential safety risks, from clinical trials or any other source, including for serious and unexpected adverse events and serious and unexpected suspected adverse reactions, any findings from other studies suggesting a significant risk in humans exposed to the drug, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but no later than within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor or its data safety monitoring board, or DSMB, which receives special access to unblinded data during the clinical trial, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or no demonstration of efficacy. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to subjects. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant application fee. For approved drugs, including BLA-licensed biological products, PDUFA also imposes an annual PDUFA program fee. The FDA adjusts the PDUFA user fees on an annual basis. Under federal law, the submission of BLAs requiring clinical data is additionally subject to an application user fee, which for federal fiscal year 2023 is $3,242,026. The sponsor of an approved BLA is also subject to annual program fees, which for fiscal year 2023 are $393,933 per eligible product. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on BLAs for products designated as orphan drugs unless the application for the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA has agreed to specified performance goals in the review process of BLAs. Most such applications are meant to be reviewed within ten months from the filing date, and most applications for “priority review” products are meant to be reviewed within six months of the filing date. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Index
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

During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, and seriousness of known or potential adverse events. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or EYASU. EYASU may include, but are not limited to, special training or certification for prescribing or dispending, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with the use of a product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required. The requirement for a REMS can materially affect the potential market and profitability of a product.

Before approving a BLA, the FDA will typically inspect the facilities at which the product is manufactured. These pre-licensing inspections may cover all facilities associated with a BLA submission, including component manufacturing, finished product manufacturing, and control testing laboratories. The FDA will not approve the product unless it is satisfied that the manufacturing establishments and processes supporting the BLA meet the appropriate requirements and comply with the applicable regulations (including cGMP requirements and adequate assurance for consistent commercial production of the product within required specifications). Additionally, before approving a BLA, the FDA will typically conduct a pre-approval inspection of regulated participants in clinical trials (for example, the sponsor, investigators responsible for specific sites, and CROs) to assure that the clinical trials were conducted in compliance with the IND and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than PDS interprets the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if the submission is re-submitted with additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product.

Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical studies, sometimes referred to as Phase 4 clinical studies, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Index
Fast track, breakthrough therapy and priority review designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation and priority review designation. In May 2014, the FDA published a final Guidance for Industry titled “Expedited Programs for Serious Conditions-Drugs and Biologics,” which provides guidance on the FDA programs that are intended to facilitate and expedite development and review of new product candidates as well as threshold criteria generally applicable to concluding that a product candidate is a candidate for these expedited development and review programs.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated approval pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

Index
The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on responding to requests for expanded access. Furthermore, fast track designation, breakthrough therapy designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

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

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

The Drug Supply Chain Security Act, or DSCSA imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

Index
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, including total or partial suspension of production, complete withdrawal of the product from the market or product recalls;

●	fines, warning or untitled letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

In addition, the distribution of prescription drug products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution.

Failure to comply with any of the FDA’s requirements could result in significant adverse enforcement actions. These include a variety of administrative or judicial sanctions, such as refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, debarment, injunctions, fines, consent decrees, corporate integrity agreements, refusals of government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment. It is also possible that failure to comply with the FDA’s requirements relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. Any of these sanctions could result in adverse publicity, among other adverse consequences.

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

Index
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

Orphan Drug Exclusivity: Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Among the other benefits of orphan drug designation are tax credits for certain research and an exemption from the NDA or BLA application fee. The FDA may revoke orphan drug designation, and if it does, it will publicize that the drug is no longer designated as an orphan drug.

If the sponsor of a product with orphan designation receives the first FDA approval for that drug for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan drug exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains orphan drug designation and FDA approval of the same therapeutic candidate for the same condition or disease as our orphan-designated drug.

Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

In addition, as the FDA has interpreted the Orphan Drug Act, even if a previously approved same drug does not have unexpired orphan exclusivity, a demonstration of clinical superiority is required for a subsequent marketing application for the same orphan-designated drug for the same disease or condition to be awarded a 7-year period of orphan exclusivity upon marketing approval. In recent years, there have been multiple legal challenges to this FDA interpretation, and in August 2017, Congress amended the orphan drug provisions of the FDCA through enactment of the FDA Reauthorization Act of 2017 to codify FDA’s longstanding interpretation. Section 527 of the FDCA now expressly provides that if a sponsor of an orphan-designated drug that is otherwise the same as an already approved drug for the same rare disease or condition is seeking orphan exclusivity, FDA shall require such sponsor, to demonstrate that such drug is clinically superior to any already approved or licensed drug that is the same drug in order to obtain orphan drug exclusivity.

In September 2021, the United States Court of Appeals for the Eleventh Circuit decided in Catalyst Pharmaceuticals, Inc. v. FDA that the FDA’s interpretation of orphan drug exclusivity “for the same drug for the same disease or condition” as meaning the same “use or indication” was inappropriately narrow. This decision had the potential to significantly broaden the scope of orphan drug exclusivity for drugs that receive marketing approval for orphan indications that are narrower than their orphan-designated conditions in the United States. On January 24, 2023, the FDA issued a statement to address the uncertainty created by the circuit court’s decision in Catalyst. This notification announced that, at this time, in matters beyond the scope of that court order (i.e., ordering the FDA to set aside its approval of the specific drug at issue), the FDA intends to continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We cannot guarantee which rules and interpretations will be governing going forward in different situations, that the FDA will maintain this current position, or that other judicial actions will not impact the FDA’s application of the Orphan Drug Act.

Index
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

Under the Pediatric Research Equity Act of 2003, an NDA, BLA, or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA), sponsors must also submit pediatric study plans prior to the assessment data.

Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Patent Term Extensions: Patents have a limited lifespan. In most countries, including the U.S., the standard expiration of a patent is 20 years from the effective filing date. Various extensions of patent terms may be available in certain circumstances, for example where there are delays in obtaining FDA regulatory approvals that result in a reduction of the period of time during which we could market a product under patent protection. In the U.S., a patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA less any time the applicant did not act with due diligence during the period, plus the time between the submission date of an NDA and the ultimate approval date less any time the applicant did not act with due diligence during the period. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”.

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

Index
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

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The Federal Civil Monetary Penalties Law authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.

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

Index
We expect that one or more of our products, if approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, including coverage for outpatient services and supplies, such as certain drug products, that are medically necessary to treat a beneficiary’s health condition. In addition, one or more of our products, if approved, may be covered and reimbursed under other federal health care programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services and pay quarterly rebates based on utilization of a manufacturer’s covered outpatient drugs under the program as a condition for states to receive federal matching funds for a manufacturer’s covered outpatient drugs furnished to Medicaid patients and in order for payment to be available for a manufacturer’s drugs under Medicare Part B. Pharmaceutical manufacturers are also required to participate in the 340B Drug Pricing Program in order for payment to be available for a manufacturer’s drugs under Medicaid and Medicare Part B. Under the 340B Drug Pricing Program, a manufacturer must charge no more than the 340B “ceiling price” for its covered outpatient drugs purchased by statutorily defined covered entities that participate in the program.

In addition, federal law requires that, in order for payment to be available for a manufacturer’s drugs under Medicaid and Medicare Part B, as well as to be purchased by certain federal agencies and grantees, it must also participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. To participate, manufacturers are required to enter into an FSS contract and other agreements with the VA for their covered drugs. Under these agreements, manufacturers must make their covered drugs available to the “Big Four” federal agencies— the VA, the Department of Defense (“DoD”), the Public Health Service (including the Indian Health Service), and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula. The FCP is based on a weighted average non-federal average manufacturer price, which manufacturers are required to report on a quarterly and annual basis to the VA. Further, pursuant to regulations issued by the DoD to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers may enter into an agreement with the Defense Health Agency (DHA) under which they agree to honor “Big Four” pricing for their covered drugs when they are dispensed to TRICARE beneficiaries by TRICARE retail network pharmacies.

As part of the requirements to participate in these government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price, best price, average sales price, and non-federal average manufacturer price. The calculations can be complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies and the courts. Governmental agencies may also make changes in program interpretations, requirements, or conditions of participation, some of which may have implications for amounts previously estimated or paid. Any failure to comply with these price reporting and rebate payment obligations, when applicable, could negatively impact our financial results. Civil monetary penalties can be applied if a manufacturer is found to have knowingly submitted any false price information to the government, if a manufacturer is found to have made a misrepresentation in the reporting of its average sales price, or if a manufacturer fails to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate a manufacturer’s Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for a manufacturer’s covered outpatient drugs and may provide a basis for other potential liability under other federal laws such as the False Claims Act.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, guidance, case law or other applicable law. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, exclusion from participation in federal health care programs, such as Medicare and Medicaid, disgorgement, reputational harm, additional oversight and reporting obligations pursuant to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with applicable laws and regulations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to market our products, if approved, and adversely impact our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, these risks cannot be eliminated entirely. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which PDS obtains regulatory approval. In the United States and markets in other countries, sales of any products for which PDS receives regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. PDS may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of its tablet product candidates, in addition to the costs required to obtain the FDA approvals. PDS’s product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. No uniform policy requirement for coverage and reimbursement exists among third-party payors in the United States, which causes significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and the procedures which may utilize such newly approved products. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Therefore, coverage and reimbursement can differ significantly from payor to payor and health care provider to health care provider. As a result, the coverage determination process is often a time-consuming and costly process that requires the provision of scientific and clinical support for the use of new products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Adequate third-party reimbursement may not be available to enable PDS to maintain price levels sufficient to realize an appropriate return on its investment in product development.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product, or the procedures which utilize such product, will be paid for in all cases or at a rate which the health care providers who purchase those products will find cost effective. Additionally, we expect pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes.

Index
We cannot be sure that coverage and reimbursement will be available for any product that we commercialize, or the procedures which utilize such product, and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

U.S. Healthcare Reform

In recent years, there have been numerous initiatives on the federal and state levels in the United States for comprehensive reforms. In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our future collaborators, to effectively sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or our future collaborators, may receive for any approved drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”) has substantially changed and continues to impact healthcare financing and delivery by both government payors and private insurers. Among the PPACA provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

●
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain federal programs identified in the PPACA;

●
expansion of beneficiary eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●
expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	a separate methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●	expansion of the types of entities eligible for the 340B drug discount program;

●
establishment of the Medicare Part D coverage gap discount program that, as a condition for the manufacturers outpatient drugs to be covered under Medicare Part D, requires manufacturers to provide a now 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period;

●
establishment of the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

●	creation of the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●
reporting of certain financial arrangements between manufacturers of drugs, biologics, devices, and medical supplies and physicians and teaching hospitals under the Physician Payments Sunshine Act; and

●	annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners.

Index
The framework of the PPACA continues to evolve as a result of executive, legislative, regulatory, and administrative developments that have challenged the law and contribute to legal uncertainty that could affect the profitability of our products. While Congress has not enacted legislation to comprehensively repeal the PPACA, legislation affecting the PPACA has been signed into law, including the elimination, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.”  In December 2018, a federal district court in Texas ruled that the PPACA’s individual mandate, without the penalty that was eliminated effective January 1, 2019, was unconstitutional and could not be severed from the PPACA. As a result, the court ruled the remaining provisions of the PPACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the PPACA (i.e., whether the entire PPACA was therefore also unconstitutional). On June 17, 2021, the U.S. Supreme Court dismissed this challenge without specifically ruling on the constitutionality of the PPACA.

Effective January 1, 2019, the Bipartisan Budget Act of 2018, among other things, further amended portions of the Social Security Act implemented as part of the PPACA to increase from 50% to 70% the point-of-sale discount that pharmaceutical manufacturers participating in the Coverage Gap Discount Program must provide to eligible Medicare Part D beneficiaries during the coverage gap phase of the Part D benefit, commonly referred to as the “donut hole,” and to reduce standard beneficiary cost sharing in the coverage gap from 30% to 25% in most Medicare Part D plans. In addition, the Further Consolidated Appropriations Act of 2020, signed into law December 20, 2019, fully repealed the PPACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans (for tax years beginning after December 31, 2019), the annual fee imposed on certain health insurance providers based on market share (for calendar year 2021), and the medical device excise tax on non-exempt medical devices (for sales after December 31, 2019). In the future, there may be additional challenges and/or amendments to the PPACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will remain in effect through 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through March 31, 2022 due to the coronavirus pandemic. Sequestration will start again on April 1, 2022. From April 1, 2022 to June 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning on July 1, 2022, the payment will be adjusted downwards by 2%. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. Congress considered and passed legislation, and the former Trump administration pursued several regulatory reforms to further increase transparency around prices and price increases, lower out-of-pocket costs for consumers, and decrease spending on prescription drugs by government programs. Congress also continued to conduct inquiries into the prescription drug industry’s pricing practices. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs. The Biden administration has taken several recent executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the US economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its recent announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. At the state level, legislatures are increasingly passing legislation and states are implementing regulations designed to control spending on and patient out-of-pocket costs for drug products. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.

Index
Most recently, on August 16, 2022 the Inflation Reduction Act of 2022, or IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and/or new payment methodologies, and place additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians and other healthcare providers receive for administering any approved product we might bring to market. Reductions in reimbursement levels and imposition of more rigorous coverage criteria or new payment methodologies may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any coverage or reimbursement policies instituted by Medicare or other federal health care programs may result in similar policies from private payors. The implementation of cost containment measures or other healthcare reforms may affect our ability to generate revenue, attain or maintain profitability, or commercialize our drug candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

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

As of December 31, 2022, we had 26 employees, all of which were full time employees. Our employees are highly skilled, and many hold advanced degrees. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical, and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with market salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits.

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
●
We will require additional capital to fund our operations, , and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our Versamune and Infectimune based products.

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

Index
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

●	We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.
●
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing PDS0101 and our other product candidates, if approved.

●	If we obtain approval to commercialize PDS0101 and other candidates outside of the United States, a variety of risks associated with international operations could harm our business.
●
Recently enacted and future healthcare legislation, regulations, and policy initiatives may increase the difficulty and cost for us to obtain marketing approval of and commercialize PDS0101 and our other product candidates and affect the prices we may obtain and our profitability.

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

●
If we are unable to obtain and/or maintain patent protection for our Versamune, Versamune plus PDS0301 platforms, PDS0101, or other Versamune based Products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

We have no products approved for sale. We are a clinical-stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing our company and developing the Versamune platform and related immunotherapy product candidates that incorporate the technology of our Versamune platform. We have not yet successfully completed a large-scale, pivotal clinical trial, obtained marketing approval, manufactured Versamune at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize our Versamune products. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing immunotherapies.

Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

Our ability to generate revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our Versamune based oncology products PDS0101, PDS0102, PDS0103, PDS0104, or PDS0301 and Infectimune to treat infectious diseases and to obtain the necessary regulatory approvals. We have never generated any product revenue and have no immunotherapy candidate in late-stage clinical development or approved for commercial sale.

Even if we receive regulatory approval for the sale of the Versamune, Versamune plus PDS0301 and Infectimune Products, we do not know when we will begin to generate revenue from PDS0101 or other products, if at all. Our ability to generate revenue depends on a number of factors, including our ability to:

●	set an acceptable price for Versamune based immunotherapy candidates, including the Versamune Products, and obtain coverage and adequate reimbursement from third-party payors;

●	establish sales, marketing, manufacturing and distribution systems;

●
add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future clinical development and commercialization efforts and operations as a public company;

●	develop manufacturing capabilities for bulk materials and manufacture commercial quantities of PDS0101 and other Versamune Products at acceptable cost levels;

●	achieve broad market acceptance of PDS0101 and other Versamune, Versamune plus PDS0301 and Infectimune based-products in the medical community and with third-party payors and consumers;

●	attract and retain an experienced management and advisory team;

●	launch commercial sales of PDS0101 and other Versamune, Versamune plus PDS0301 and Infectimune based-products, whether alone or in collaboration with others; and

●	maintain, expand and protect our intellectual property portfolio.

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

We have never generated any product revenues and expect to continue to incur substantial and increasing losses as we continue to develop PDS0101 and other Versamune and Infectimune based products. None of our products have been approved for marketing in the United States and may never receive such approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate revenue and achieve profitability is dependent on our ability to complete development, obtain necessary regulatory approvals, and have our products manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize PDS0101 or other Versamune and Infectimune based products. If we successfully obtain regulatory approval to market PDS0101, our revenues will be dependent, in part, upon, the size of the markets in the territories for which regulatory approval is received, the number of competitors in such markets for the approved indication, and the price at which we can offer our products. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable the market price of our common stock and our ability to raise capital and continue operations will be adversely affected.

We expect research and development expenses to increase significantly for PDS0101 and other Versamune and Infectimune based products. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2022 and 2021, we had an accumulated deficit of $101.6 and $60.7 million, respectively.

We are dependent on the success of our Versamune and Infectimune products, which are still in early-stage clinical development, and if our Versamune and Infectimune products do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

PDS0101 is only in mid clinical development, and as a consequence, it is too early to determine whether the Versamune and Infectimune based products will ever be approved for commercial sale or be marketable. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to PDS0101 and other Versamune and Infectimune based products. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of PDS0101. PDS0101 may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PDS0101 is and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market PDS0101 in the United States until it receives approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until it receives the requisite approval from such countries. To date, we have only completed Phase 1/2a clinical trials for certain applications of PDS0101. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of PDS0101 for many reasons, including:

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

Additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of PDS0101 or potentially discontinue operations. In July 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock, or the Purchased Shares, over the 30-month term of the Aspire Purchase Agreement. We may sell an aggregate of 1,034,979 shares of our common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date of the Aspire Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained at any time the 1,034,979 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Aspire Purchase Agreement, is equal to or greater than $5.76, which was the consolidated closing bid price of our common stock on July 26, 2019.  On July 29, 2019, we issued 100,654 shares of our common stock to Aspire Capital, as consideration for entering into the Aspire Purchase Agreement, which we refer to as the Commitment Shares. As of December 31, 2022, no Purchase Shares have been sold to Aspire Capital under the Aspire Purchase Agreement. The Aspire Purchase Agreement expired in January 2022 and we raised no capital under the Aspire Purchase Agreement.

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

In August 2022, we filed a shelf registration statement, or the 2022 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units up to an aggregate amount of $150 million, $50 million of which covers the offer, issuance and sale by the Company of its common stock under the Sales Agreement (as discussed below).  The 2022 Shelf Registration Statement was declared effective on September 2, 2022.  In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and also has provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2022, we sold 1,238,491 shares of our common stock for a net value of $9.9 million pursuant to the Sales Agreement. In the first quarter of 2023, we sold 553,293 shares of our common stock for a net value of $ 4.6 million pursuant to the Sales Agreement.

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

Index
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

The Inflation Reduction Act, referred to as the IRA, was recently signed into law by President Biden, which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. We have evaluated, and will continue to evaluate, the effect of the IRA on our business. At this time, we do not expect the IRA to have a material effect

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;

●	the potential advantages of the product compared to alternative therapies;

●	the prevalence and severity of any side effects;

●	whether the product is designated under physician and other provider treatment guidelines as a first-, second- or third-line therapy;

●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;

●	the product’s convenience and ease of administration for patients and healthcare practitioners compared to alternative treatments;

●	the willingness of the target patient population to try, and of physicians to prescribe, the product;

●	limitations or warnings, including distribution or use restrictions and safety information contained in the product’s approved labeling;

●	the strength of sales, marketing and distribution support;

●	changes in the standard of care for the targeted indications for the product; and

●	the availability of coverage by, and the amount of reimbursement from, government payors, managed care plans and other third-party payors.

Index
We will need to expand our organization, and may experience difficulties in managing this growth, which could disrupt operations.

Our future financial performance and our ability to commercialize PDS0101 and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2022, we had 26 employees and 3 consultants.  We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of PDS0101. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA – which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA was recently amended by the California Privacy Rights Act, or CPRA, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The potential effects of the CCPA and CPRA and implementing regulations are significant and may cause us to incur substantial costs and expenses to comply.

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

PDS0101 is still in early-stage clinical development and will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for any indication or for any other treatment regime. We cannot predict with any certainty if or when it might submit a BLA for regulatory approval for PDS0101 and other Versamune based products or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for PDS0101 will take several years to complete. We cannot predict the timeline for review of submissions to any regulatory authorities or when any of our product candidates will receive marketing approval, if at all. The timeline for regulatory approval can be affected by a variety of factors, including, budget and funding levels, agency staffing, and statutory, regulatory and policy changes.

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

Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their immunotherapies performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects and different indications than we have studied in Phase 2 clinical trials to date, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials.

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

Clinical drug development is a lengthy and expensive process, with an uncertain outcome. If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs, experience delays in completing, or ultimately be unable to complete, the development of our product candidates or be unable to obtain marketing approval.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory authorization to commence a trial;

●
reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	obtaining institutional review board or ethics committee approval at each clinical trial site;

●	recruiting suitable patients to participate in a trial;

●	the impact of COVID-19 on patient screening, patient enrollment, and follow-up;

●	patients failing to comply with the clinical trial protocol or dropping out of a trial;

●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;

●	addressing any conflicts with new or existing laws or regulations;

●	the need to add new clinical trial sites;

●	manufacturing sufficient quantities of product candidate for use in clinical trials and ensuring clinical trial material is provided to clinical sites in a timely manner; or

●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues.

Index
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

●
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;

●
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors, including our CROs, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●
we, our investigators, or any of the overseeing IRBs or ethics committees might decide to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

●	any future collaborators that conduct clinical trials may face any of the above issues and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are insufficiently positive to support marketing approval, or if there are safety concerns, we may:

●	incur unplanned costs;

●	be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;

●	obtain marketing approval in some countries and not in others;

●	obtain marketing approval for indications or patient populations that are narrower or more limited in scope than intended or desired;

●	obtain marketing approval subject to significant use or distribution restrictions or with labeling that includes significant safety warnings, including boxed warnings;

●	be subject to additional post-marketing testing requirements; or

●	have the drug removed from the market after obtaining marketing approval.

Our drug development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Furthermore, we rely on third-party CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring drugs to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Index
Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of PDS0101 may require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, patients’ and clinicians’ perceived risks and benefits of the product candidate under study the proximity of subjects to clinical sites and the eligibility criteria for the study. Moreover, the current pandemic is negatively impacting enrollment in many oncology clinical trials.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Index
In addition, the success of our products will depend on several factors, including the following:

●	successful initiation, successful patient enrollment and timely completion of clinical trials of these products;

●	successful initiation and successful patient enrollment and completion of additional clinical trials, for our product candidates;

●	the impact of COVID-19 on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve our product candidates;

●	our ability to demonstrate our products’ safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;

●	timely receipt of marketing approvals for our products;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

●	successfully defending and enforcing our rights in our intellectual property portfolio;

●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;

●	the performance of our future collaborators, if any;

●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;

●
establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of our products and their components and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;

●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;

●	successful launch of commercial sales following any marketing approval;

●	a continued acceptable safety profile following any marketing approval;

●	commercial acceptance by patients, the medical community and third-party payors;

●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and

●	our ability to compete with other therapies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of our product candidates. If we are not successful in commercializing our products, or are significantly delayed in doing so, our business will be materially harmed.

Index
We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We may not be able to file INDs for our future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that lead FDA, IRBs, or other authorities to suspend, terminate, or require changes to our clinical trials. Additionally, even if such regulatory and other authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials or changes to existing clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance or approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, PDS0101 or other Versamune and Infectimune based products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. Competition in the biopharmaceutical industry is based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions and governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

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

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than PDS0101 or our other Versamune and Infectimune based products.

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

In addition, if any of our product candidates are associated with adverse events or undesirable side effects or have properties that are unexpected, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. We, or any future collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, financial condition and prospects significantly.

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

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the drug or seize the drug;
●	we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
●	we, or any future collaborators, could be sued and held liable for harm caused to patients;
●	the drug may become less competitive in the marketplace; and
●	our reputation may suffer.

Any of these events could have a material and adverse effect on our operations and business and could adversely impact our stock price.

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

Index
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in treating specific conditions in order to obtain marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a drug and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and conduct a clinical trial to support marketing approval. Further, if our product candidates are found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in preclinical studies and earlier clinical trials.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.

In addition, in the event that an adverse safety issue, clinical hold, or other adverse finding occurs in one of our clinical trials, that event could adversely affect any other clinical trials for the same product candidate. An adverse safety issue or other adverse finding in a clinical trial conducted by a third party with a similar mechanism of action could adversely affect clinical trials involving our product candidates.

Further, our product candidates may not be approved even if they achieve their primary endpoints in clinical trials, including registration trials. The FDA or comparable foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or comparable foreign regulatory authorities. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

Before obtaining marketing approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and elsewhere to the satisfaction of other comparable foreign regulatory authorities, that the product candidate is safe and effective for use for that target indication. There is no assurance that the FDA or other comparable foreign regulatory authorities will consider our future clinical trials to be sufficient to serve as the basis for approval of one of our product candidates for any indication. The FDA and other comparable foreign regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that a product candidate is safe and effective. If we are required to conduct additional clinical trials of a product candidate than we expect prior to its approval, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

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

Index
In addition, later discovery of previously unknown adverse events or other problems with PDS0101, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on manufacturing PDS0101;

●	restrictions on the labeling or marketing of PDS0101;

●	restrictions on PDS0101 distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	suspension of any of our ongoing clinical trials;

●	warning letters;

●	withdrawal of PDS0101 from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recalls of PDS0101;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of PDS0101;

●	seizures of PDS0101; or

●	injunctions or the imposition of civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our product candidates, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

The regulatory requirements and policies may change, and additional government regulations may be enacted for which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we or any future collaboration partner are not able to maintain regulatory compliance, we or such collaboration partner, as applicable, may face government enforcement action and our business will suffer. Moreover, our or our future collaborators’ ability to market any future drugs could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

If PDS0101 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If PDS0101 does not achieve an adequate level of acceptance, we may not generate significant revenues and become profitable. The degree of market acceptance, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;

●	effectiveness of sales and marketing efforts;

●	the cost of treatment in relation to alternative treatments;

●	our ability to offer PDS0101 for sale at competitive prices;

●	the convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the willingness of the medical community to offer customers PDS0101 in addition to or in the place of other immunotherapies;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement;

●	whether the product is designated under physician and other provided treatment guidelines as a first, second, or third line therapy;

●	the prevalence and severity of any side effects; and

●	any restrictions on the use of PDS0101 together with other medications.

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

Because we have limited financial and managerial resources, we are initially developing our lead product candidate, PDS0101 and the other Versamune and Infectimune based products. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Index
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

The federal ”Sunshine” and “Open Payments” requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or collectively, the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures.” In 2022 the Sunshine Act was extended to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to healthcare providers.

Index
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

Even if we are able to commercialize any product candidate, such product candidate may become subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approval, pricing, coverage and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Index
Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement and coverage for these products and related treatments will be available from government authorities, private health insurers and other organizations, and if reimbursement and coverage is available, the level of reimbursement and coverage. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the healthcare industry in the United States and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for medical products. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if coverage and reimbursement are available, we cannot be sure as to the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, may be incorporated into existing payments for other items or services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new products that we develop and for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Index
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing PDS0101 and other product candidates, if approved.

We do not have any infrastructure for the sales, marketing or distribution of PDS0101 or other product candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market PDS0101 or other product candidates, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for PDS0101 or other product candidates, we will need either our own, or a third party’s, sales and marketing organization. There are significant expenses and risks involved with creating teams for, or contracting for, sales, marketing and distribution capabilities. Any failure or delay in the development of our sales, marketing and distribution capabilities, either internally or in collaboration with third parties, could delay the launch of PDS0101 or other product candidates, which would adversely affect commercialization.

We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize PDS0101 or other product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

If PDS0101 or other product candidates is approved for commercialization, we may enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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

Index
Recently enacted and future healthcare legislation, regulations, and policy initiatives may increase the difficulty and cost for us to obtain marketing approval of and commercialize PDS0101 or other product candidates and affect the prices we may obtain and our profitability.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of PDS0101 and our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell PDS0101 and other product candidates.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for immunotherapies, which could result in reduced demand for PDS0101 and other product candidates or additional pricing pressures.

Risks Related to Our Dependence on Third Parties

We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We currently have agreements with various third-party manufacturing facilities for production of our products for research and development and testing purposes. We depend on third-party manufacturers to supply our preclinical and clinical materials and will be reliant on a third-party manufacturer to produce PDS0101 on a commercial scale, should that product receive regulatory approval. Third-party manufacturers must be able to meet our deadlines and adhere to quality standards and specifications. Our predominant reliance on third parties for the manufacture of PDS0101 and all of our Versamune and Infectimune based products creates a dependency that could severely disrupt our research and development, clinical testing, and sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. There is no assurance that any third-party manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or cGMP.

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidates for commercial supply of any of our product candidates for which we or any of our future collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●
the possible failure of the third party to manufacture our product candidate according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

●	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;

●	the possible breach by the third-party contractors of our agreements with them;

●	the failure of third-party contractors to comply with applicable regulatory requirements;

●	the possible failure of the third party to manufacture our product candidates according to our specifications;

●	the impact of COVID-19 on the facilities of our manufacturers and their supply lines;

●	the possible mislabeling of clinical supplies, potentially resulting in issues including the wrong dose amounts being supplied or active drug or placebo not being properly identified;

●
the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

Index
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or the EMA pursuant to inspections that will be conducted after we submit our BLA to the FDA or our MAA to the EMA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory bodies, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations.

Any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

We do not currently have arrangements in place for redundant supply of the components of our product candidates. If our current contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

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

Index
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

Our strategy may include potential reliance upon strategic collaborations for marketing and commercialization of PDS0101 and other Versamune, Versamune plus PDS0301 and Infectimune Products. We also rely on strategic collaborations for research, development, marketing and commercialization for PDS0101 and other Versamune Products. We have also been heavily reliant upon third party outsourcing for our clinical trials execution and production of drug supplies for use in clinical trials.

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for PDS0101 and other Versamune and Versamune plus PDS0301 Products, the costs and complexities of manufacturing and delivering PDS0101 and other Versamune and Versamune plus PDS0301 Products to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative immunotherapies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for PDS0101 and other Versamune and Versamune plus PDS0301 Products.

Our current collaborations, as well as any future new collaborations, may never result in the successful development or commercialization of PDS0101 and other Versamune, Versamune plus PDS0301 and Infectimune Products or the generation of sales revenue. To the extent that we have entered or will enter into co-promotion or other collaborative arrangements, PDS0101 and other Versamune and Versamune plus PDS0301 Products revenues are likely to be lower than if we directly marketed and sold any products that we develop.

Management of our relationships with our collaborators will require:

●	significant time and effort from our management team;

●	financial funding to support said collaboration;

●	coordination of our research and development programs with the research and development priorities of our collaborators; and

●	effective allocation of our resources to multiple projects.

If we continue to enter into research and development collaborations, our success will in part depend on the performance of our collaborators. We will not directly control the amount or timing of resources devoted by our collaborators to activities related to PDS0101 and other Versamune and Versamune plus PDS0301 Products. Our collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of PDS0101 and other Versamune and Versamune plus PDS0301 Products. If any collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. If we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements. Additionally, our collaborators may seek to renegotiate agreements we have entered into, or may disagree with us about the terms and implementation of these agreements. If collaborators disagree with us about the terms or implementation of our agreements, we may face legal claims that may involve considerable expense and could negatively affect our financial results.

Index
We enter into various contracts in the normal course of our business in which we agree to indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically agree to indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sub licensees’ exercise of rights under the agreement. With respect to our commercial agreements, we have agreed to indemnify our vendors from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we typically agree to indemnify them from claims arising from the good faith performance of their services.

Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage or not covered by insurance, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator or other third party to indemnify us and the collaborator or other third party is denied insurance coverage or otherwise does not have assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and/or maintain patent protection for our Versamune, Versamune plus PDS0301 platforms, PDS0101, or other Versamune based Products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to Versamune. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to  Versamune, Versamune plus PDS0301 and Infectimune based products. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or license may fail to result in issued patents with claims that cover Versamune, Versamune plus PDS0301 and Infectimune based products or applications in the United States or in other countries. There is no assurance that all potentially relevant prior art relating, which can invalidate a patent or prevent a patent from issuing from a pending patent application is known to us. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of PDS0101 and other Versamune, Versamune plus PDS0301 and Infectimune based products that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could exclusively market PDS0101 and other Versamune, Versamune plus PDS0301 and Infectimune based products under patent protection could be reduced.

Index
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect PDS0101 or other Versamune, Versamune plus PDS0301 and Infectimune based products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and immunotherapies. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.  Recent Russian Federal Law, No. 46-FZ of March 8, 2022, allows the Russian Government to designate goods for which IP rights are exempted and this rule applies to all IP rights, including trademarks and this rule may affect our IP in the Russian Federation.  There is no guidance on how broadly this rule will be applied, though the rule appears to be limited only to the year 2022.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent Office, or become involved in derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging its patent rights or the patent rights of others. In other countries, we may be subject to or become involved in opposition proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or immunotherapies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize PDS0101 without infringing third- party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize PDS0101 and other Versamune, Versamune plus PDS0301 and Infectimune based products.

The issuance of a patent is not conclusive as to our inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and immunotherapies, or limit the duration of the patent protection of our technology and immunotherapies. Moreover, patents have a limited lifespan. In the United States and other countries, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for PDS0101 and other Versamune, Versamune plus PDS0301 and Infectimune based products, we may be open to competition from generic versions of PDS0101 or other similar products using our technology. Given the amount of time required for the development, testing and regulatory review of new immunotherapy candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing immunotherapies similar or identical to ours.

We may have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We may have limited intellectual property rights outside the U.S. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Index
We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, or defend our products and methods against the property rights of others, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that such patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against us, such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on PDS0101 and other Versamune, Versamune plus PDS0301 and Infectimune based products. Such a loss of patent protection could harm our business.

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

Filing, prosecuting and defending patents covering Versamune, Versamune plus PDS0301 and Infectimune based products throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own immunotherapies and, further, may export otherwise infringing immunotherapies to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These immunotherapies may compete with PDS0101 in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties and our employees and contractors.  In addition, we employ or may employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against or pursue these claims.  Even if we are successful in resolving these claims, litigation could result in substantial cost and be a distraction to our management and employees.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after certain legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2022, we had 30,170,317 shares of common stock outstanding. Approximately 28,794,124 of such shares are freely tradable, without restriction, in the public market. Approximately 1,376,193 of such shares of common stock are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

Index
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

●	the outcome of any future tax audits, examinations, or administrative appeals; and

●	the effects of any acquisitions.

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

Furthermore, because of current geopolitical tensions, the Biden administration has recently signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Any additional executive orders regarding or potential sanctions on China could materially impact our manufacturing partners.

To date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

Index
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

Index
ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We maintain a month-to-month lease for our research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton, NJ 08540.

On March 10, 2020, we entered into a sublease agreement, effective as of March 5, 2020, to occupy our corporate and executive office located at 25B Vreeland Road, Suite 300, Florham Park, NJ.  The sublease commenced on May 1, 2020 and continues for a term of approximately forty (40) months with an option to renew through October 31, 2027. On March 17, 2020, the master lessor provided its consent to the sublease in accordance with the terms of the sublease. This lease will expire in August of 2023.

We believe our current facilities are suitable and adequate to meet our current needs.

ITEM 3.	Legal Proceedings

The information in Note 11 to the Consolidated Financial Statements contained in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 11 to our Consolidated Financial Statements for the year ended December 31, 2022 contained in this Annual Report on Form 10-K.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “PDSB”.

Holders

As of March 16, 2023, there were 44 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Introduction to PDS Biotechnology Corporation

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on our proprietary Versamune®, Versamune plus PDS0301 and Infectimune™ T cell activating technology platforms. Our Versamune based products have demonstrated the potential to overcome the limitations of current immunotherapies by inducing, in vivo, large quantities of high-quality, potent polyfunctional CD4 helper and CD8 killer T cells. We have developed multiple therapies, based on combinations of Versamune and disease-specific antigens, designed to train the immune system to recognize diseased cells and effectively attack and destroy them. We continue to advance our pipeline of candidates to address a wide range of cancers including HPV-positive cancers (anal, cervical, head and neck, penile, vaginal, vulvar) and breast, colon, lung prostate and ovarian cancers. Our Infectimune -based vaccines have demonstrated the potential to induce, not only robust and durable neutralizing antibody response, but also powerful T cell responses including long-lasting memory T cell responses. Our infectious disease candidates are of potential interest primarily for use in universal influenza vaccines.

In June 2022, two abstracts were presented at the 2022 American Society of Clinical Oncology Annual Meeting: Abstract number 6041, PDS0101 a novel type 1 interferon and CD8 T cell activating immunotherapy in combination with pembrolizumab in subjects with recurrent/metastatic HPV16-positive squamous cell carcinoma (HNSCC) and Abstract number 2518, Phase 2 evaluation of the combination of PDS0101, M9241, now PDS0301, and bintrafusp alfa with HPV16+malignancies. Also in May 2022, we announced expansion of our VERSATILE-002 clinical trial into Europe and in June 2022, we announced the U.S. Food and Drug Administration (the “FDA”) had granted Fast Track designation to our lead candidate, PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab). The FDA’s Fast Track designation is designed to aid in the development and to expedite the review of drug candidate applications that would potentially treat serious or life-threatening conditions. In order to receive Fast Track designation, a product must also demonstrate the potential to address an unmet medical need. Treatments granted this designation are given the opportunity to have more frequent meetings with the FDA throughout the entire dug development and review process, with the goal of moving promising new drugs more rapidly through the process. It also provides the opportunity to submit sections of a New Drug Application (the “NDA”) on a rolling basis, where the FDA may review portions of the NDA as they are received instead of waiting for the entire NDA submission. In addition, Fast Track designated products are eligible for priority review at the time of NDA or Biologics License Application submission. In October 2023, we announced the successful end-of-phase 2 meeting with the FDA including guidance on key elements of the clinical program that will support the submission of a Biologics License Application (BLA).

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

In January 2023, we announced the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting antibody conjugated IL-12, M9241, which joined our pipeline as PDS0301. PDS0301 is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is designed to overcome tumor immune suppression utilizing a different mechanism from immune checkpoint inhibitors (ICI). The ownership of these two assets we believe will streamline the registrational process and as use of the  combination of Versamune® and an IgG1 IL-12 is patented by PDS Biotech.  In a Phase 2 National Cancer Institute (NCI)-led clinical trial in ICI refractory patients, the combination of PDS0101 and PDS0301 administered with an investigational bi-functional ICI resulted in a median overall survival of 21 months, which compares favorably to the historical median survival of 3-4 months seen with checkpoint inhibitors and best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

Index
In February 2023, we announced a successful completion of a Type B meeting with the FDA for the triple combination of PDS0101 and PDS0301 with an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic, ICI refractory head and neck cancer that is positive for the human papilloma virus (HPV) type 16. In recent interactions with the FDA, we confirmed the required contents of a clinical protocol for the potential registrational trial.

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

In this PDS Biotech-sponsored trial patients whose cancer has returned or spread following initial treatment will be treated with the combination of PDS0101 and KEYTRUDA® to evaluate if the addition of PDS0101 might improve the efficacy reported in published studies of KEYTRUDA® alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care KEYTRUDA® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is the objective response rate– or ORR – at six months following initiation of treatment. There are two cohorts in the trial. Cohort 1 is for patients who have yet to be treated with a immune checkpoint inhibitor (ICI naïve) and cohort 2 which consists of patients who have failed immune checkpoint inhibitor therapy (ICI refractory).

In February 2022, we announced we had achieved the preliminary efficacy milestone of at least four or more objective responses of the first 17 patients in the ICI naïve arm that allowed that arm to proceed to full enrollment. We also announced detailed preliminary safety data which showed that the combination is well tolerated without evidence of enhanced or significant toxicity in the first 18 patients in the ICI naïve arm. We have completed enrollment in Stage 1 of the ICI refractory arm and are waiting for sufficient follow up to conduct the futility analysis.

In June 2022, we announced additional preliminary efficacy and safety data from this trial at the ASCO Annual Meeting (Weiss J et al. J Clin Oncol 40, 2022 (suppl 16; abstr 6041). The abstract provided preliminary data on 19 patients (safety) with available imaging data for 17 of the 19 patients (efficacy). Highlights from the abstract were as follows:

●
Response rates thus far (tumor shrinkage greater than 30%) seen in 7/17 (41.2%) patients in comparison to the published results of approximately 19% for approved ICIs, used as monotherapy for recurrent or metastatic head and neck cancer, with 2 of the 7 having complete responses (CR)

●	Stable disease (SD) was reported in 6/17 (35.3%) patients, with 4 of the 6 (67%) experiencing tumor shrinkage of less than 30%

●	Clinical efficacy (ORR + SD) was seen in 13/17 (76.5%) patients

●	Progressive/ongoing disease was reported in 4/17 (23.5%) patients

●	Patients had received a median of 4/5 doses of PDS0101 (range 1-5) and 9/35 doses of KEYTRUDA® (range 1-18)

●	There were no treatment-related adverse events greater than or equal to Grade 3 (N=19)

●	No patients required dose interruption or reduction on the combination treatment

●	No patients discontinued the combination treatment

●	At 9 months of follow up (median not yet achieved):

●	Progression free survival (PFS) rate was 55.2%

●	Overall survival (OS) rate was 87.2%

●	no control or comparative studies have been conducted between ICIs and PDS0101

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

Index
In December 2022, we announced completion of the first stage of enrollment in the ICI refractory arm. Cohort follow-up is in progress that will permit a futility analysis to determine progression to stage 2 enrollment.

National Cancer Institute: PDS0101+ M9241 (now PDS0301) +Bintrafusp Alfa

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator initiated trial evaluating PDS0101 with an IgG1 IL-12 (M9241), now PDS0301, and M7824 (Bintrafusp alfa), which is owned by EMD Serono (Merck KGaA) in patients with advanced/refractory HPV-positive cancers who have failed prior treatment. In February 2021, we announced that the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced/refractory HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of ICI-refractory patients for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 ICI refractory patients is ongoing.

Preclinical study results arising from this CRADA were published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of an HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer2020;8:e000612. doi:10.1136/ jitc-2020-000612), indicating that PDS0101 generated both HPV-specific T cells and an associated antitumor response when used as a monotherapy. When PDS0101 was combined with two other novel clinical-stage anti-cancer agents, Bintrafusp Alfa and M9241, now PDS0301, the preclinical data suggested that all three therapeutic agents worked synergistically to provide superior tumor T cell responses and subsequent tumor regression when compared to any of the agents alone or the 2-component combinations. If the published preclinical data demonstrating powerful activity of the triple combination is successfully confirmed in the ongoing Phase 2 trial, this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

In June 2021, at the American Society of Clinical Oncology (ASCO) conference the NCI announced interim data in this trial which included, data in both ICI naïve and refractory patients. In the ICI naïve group 83% (5/6) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease. 100% of the ICI naïve patients were alive at a median duration of 8 months. In the ICI refractory group 42% (5/12) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease. 10/12 (83%) of ICI refractory patients were alive at a median duration of 8 months. An update provided in January 2022 showed as of December 31, 2021, that >40 subjects had been recruited into the trial and 30 HPV16-positive patients had been evaluated. The median survival of all patients (3:1 ICI refractor to naïve) was 12 months and progressing. The historical survival of ICI naïve and ICI refractory advanced HPV-positive cancers when treated with ICI are 7-11 months and 3-4 months, respectively, and best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

In June 2022, at the 2022 ASCO Annual Meeting, the NCI provided an update to the preliminary data presented at the 2021 meeting (Strauss J et al. J Clin Oncol 40, 2022 [suppl 16; abstr 2518]). This included data from 30 patients and highlights were as follows:

●	Objective response (OR = > 30% tumor reduction) was seen in 88% (7/8) of patients with ICI-naive disease; 4/7 (57%) patients’ responses are ongoing (median 17 months).

●
With ICI refractory patients: PDS0301 dosing appears to affect response rates, with 5/8 (63%) patients receiving PDS0301 at 16.8 mcg/kg achieving an OR compared to 1/14 (7%) patients who received PDS0301 at 8 mcg/kg achieving an OR; 4/6 (67%) patients’ responses are ongoing (median 12 months).

●	Tumor reduction was seen in 45% (10/22) of patients with ICI-refractory disease, including patients receiving high or low dose PDS0301.

●
In ICI refractory patients treated with high or low dose PDS0301, survival outcomes were similar (p=0.96 by Kaplan Meier analysis). At a median of 12 months of follow up 17/22 (77%) of patients were alive.

●	In ICI naïve patients 6/8 (75%) were alive at median 17 months of follow up.

●	Similar OR and survival were seen across all types of HPV16-positive cancers.

●
Preliminary safety data: 13/30 (43%) of patients experienced Grade 3 treatment-related adverse events (AEs), and 2/30 patients (7%) experienced Grade 4 AEs. There were no grade 5 treatment-related AEs.

●	The study results to date strongly suggest, in agreement with the published preclinical studies, that all 3 drugs contribute to the clinical outcomes.

In September 2022, we announced, in agreement with the NCI, that the ICI refractory patients had been selected as the preferred treatment group in the on-going PDS0101 based triple combination therapy in advanced HPV-positive cancers and the trial was closed to further enrollment given the ICI refractory arm has been fully recruited.

Index
In October 2022, we announced expanded interim data as follows:

●	Survival data: 66% (19/29) of HPV16-positive ICI refractory patients in the cohort were alive at a median follow up of 16 months

●	Safety profile: 48% (24/50) patients experienced Grade 3 treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 AEs. There were no Grade 3 treatment-related AEs.

●	HPV16-positive ICI naïve patients: 75% (6/8) were alive at a median follow up of 25 months and 38% (3/8) of responders had a complete response.

In December 2022, we announced expanded interim data as follows:

●
Median OS is 21 months in 29 checkpoint inhibitor refractory patients who received the triple combination.  The reported historical median OS in patients with ICI refractory disease is 3-4 months seen with checkpoint inhibitors and best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

●
In ICI naïve subjects, 75% remain alive at a median follow-up of 27 months.  As a result, median OS has not yet been reached.  Historically median OS for similar patients with platinum experienced ICI naïve disease is 7-11 months.

●	Objective response rate (ORR) in ICI refractory patients who received the optimal dose of the triple combination is 63% (5/8). In current approaches ORR is reported to be less than 10%.

●	ORR in ICI naïve patients with the triple combination is 88%. In current approaches ORR is reported to be less than 25% with FDA-approved ICIs in HPV-associated cancers.

●
Safety data have not changed since October’s update.  48% (24/50) of patients experienced Grade 3 (moderate) treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 (severe) AEs, compared with approximately 70% of patients receiving the combination of ICIs and chemotherapy reporting Grade 3 and higher treatment-related AEs

In February 2023, we announced the successful completion of a Type B meeting with the FDA for the combination therapy of PDS0101, PDS0301, and an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic HPV-positive ICI-refractory head and neck cancer. We confirmed the required contents of the study design for a potential registration of the combination.

MD Anderson Cancer Center (IMMUNOCERV): PDS0101+ Chemoradiotherapy

In October 2020, another PDS0101 Phase 2 IIT was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe Versamune has strong T cell induction has the potential to meaningfully enhance efficacy of the current standard of care CRT treatment in this indication. Enrollment in this trial is on-going.

In November 2022, we announced data from this trial was included in a poster presentation at the 2022 SITC Annual Meeting which included the following:

●
9 of the 17 patients had completed a Day 170 post-treatment Positron Emission Tomography, Computed Tomography (PET CT) scan to assess the status of the cancer. This included 78% (7/9) of treated patients with advanced cervical cancer (FIGO stage III or IV).

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

●
As previously reported, data confirm PDS0101 treatment activates HPV16-specific CD8 T cells. This increase was not seen in patients who did not receive PDS0101. The increase in HPV16-specific T cells generated by the treatment is positively correlated with tumor cell death, suggesting cytotoxic CD8 T cells are important mediators of antigen-specific immunity.

●	The data affirm that PDS0101 activates Type 1 interferon pathway in humans, mimicking the mechanism previously demonstrated in preclinical studies in animal models

●	Toxicity of PDS0101 remains limited to low-grade local injection site reactions.

Index
Mayo Clinic: PDS0101 Monotherapy and in combination with KEYTRUDA

In February 2022 we announced the initiation of another ITT, MC200710, for PDS0101 alone or in combination with the check point inhibitor, KEYTRUDA®, in patients with HPV-positive oropharyngeal cancer(HPV(+)OPSCC) at high risk of recurrence. The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar at Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial not only broadens our addressable patient population of those affected by the increasing incidence of HPV(+)OPSCC, but also allows us to better understand the activity of PDS0101 alone or in combination with KEYTRUDA® in earlier stages of disease. This trial is currently open for enrollment.

In this trial treatment will be administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. PDS0101 has been shown to induce CD8 killer T cells that target and kill HPV-positive cancers, either alone or in combination with checkpoint inhibitors in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-positive cancers. This trial will explore whether PDS0101 with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

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

PDS0103

In April 2020, the above mentioned, PDS Biotech-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by us and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by PDS. PDS0103 is currently in late preclinical development.

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed. Expression of MUC1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8 killer T cells. In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103 and prepared to submit our IND package in the first half of 2023. However, the actual submission date may potentially be impacted by the outcome of our meetings with the FDA on the timing of a pivotal trial for PDS0101. Our primary goal is commercialization of PDS0101, and allocation of resources to implement an earlier than planned start of a registrational trial may delay PDS0103 initiation.

Infectimune Development Strategy

We believe that the key differentiating attributes of the Infectimune platform technology are strong induction of CD8 and CD4 T cells as well as antibodies which can be leveraged to improve treatment and preventive options in several infectious disease indications. In January 2022 we announced preclinical data on our universal flu program sponsored by the National Institute of Allergy and Infectious Disease (NIAID) demonstrating the potential of the Infectimune technology with computationally designed influenza proteins developed by the laboratory of Dr. Ted Ross at the University of Georgia to generate broadly protective anti-influenza immune responses across multiple strains of influenza. This data has provided a unique opportunity to highlight Infectimune’s potentially transformative utility in the development of more broadly effective and longer lasting protective vaccines. Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses. However, the induction of T cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

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

In July 2022, we announced the presentation of universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune enhances antibodies elicited by COBRA hemagglutinin influenza vaccine. We are evaluating the next steps in the clinical development and funding for PDS0202.

The results for Infectimune based PDS0202 and PDS0203 were published in the peer reviewed journal Viruses in February 2023: preclinical studies demonstrating complete protection against sickness after lethal challenge with live SARS-CoV-2 or influenza viruses (Gandhapudi SK et al. Viruses 2023, 15, 432) and dramatically enhanced CD4 T cell responses to recombinant influenza proteins compared to leading commercial vaccine adjuvants (Henson TR et al. Viruses 2023, 15, 538).

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

PDS Biotech Funded   Partner Co-Funded

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $40.9 million, and $16.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $101.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

Index
As of December 31, 2022, we had $73.8 million in cash and cash equivalents.

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

Selected Financial Operations Overview

Revenue

We have not generated any revenues from commercial product sales and do not expect to generate any such revenue in the near future.  We may, but there are no assurances that we will, generate revenue in the future from a combination of research and development payments, license fees and other upfront payments or milestone payments.

Research and Development Expenses

Research and development expenses include employee-related expenses, costs to acquire license rights to use certain technology in our research and development projects, costs of acquiring, developing and manufacturing clinical trial materials, as well as fees paid to consultants and various entities that perform certain research and testing on our behalf. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expenses. Costs incurred in connection with research and development activities are expensed as incurred.

We expect that our research and development expenses will increase significantly over the next several years as we advance our Versamune based immuno-oncology, or I-O, candidates into and through clinical trials, pursues regulatory approval of our injectable Versamune candidates and prepare for a possible commercial launch, all of which will also require a significant investment in contract and internal manufacturing and inventory related costs.

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

The following table summarizes our research and development expenses incurred for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
PDS projects	$12,468	$6,173
Clinical consulting	378	732
Cost of license rights	10,000	-
Salaries and other costs	6,586	4,349
Total	$29,431	$11,254

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

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned from bank deposits and interest expense consists of interest paid on outstanding debt plus amortization of the debt discount and interest from capital leases. These amounts will fluctuate based on changes to the interest rate environment.

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

Income Taxes

We file U.S. federal income tax returns and New Jersey state tax returns. Our deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards and are recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. At December 31, 2022, we had federal net operating losses, or NOLs, carryforwards of approximately $119.3 million, $30.0 million of which expire at various dates between 2028 and 2037, losses generated in 2018 or later of $78.7 million will carry forward indefinitely. At December 31, 2022, we had federal research and development credits carryforwards of approximately $1.7 million. We may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

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

Stock-based Compensation

We estimate the fair value of our stock-based option awards to employees, directors and non-employees using the Black-Scholes option-pricing model, which requires the following assumptions: (1) the expected volatility of our stock is based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available, (2) the expected term of the award is based on the simplified method, which is the midpoint between the requisite service period and the contractual term of the option, as we have a limited history of being a public company to develop reasonable expectations about future exercise patterns and employment duration for our options, (3) the risk-free interest rate based on U.S. Treasury notes with a term approximating the expected life of the option and (4) expected dividend yield of 0, since we have never paid cash dividends and have no present intention to pay cash dividends.

Index
Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$29,431	$11,254	$18,177	162%
General and administrative expenses	12,241	10,185	2,056	20%
Total operating expenses	41,672	21,439	20,233	94%
Loss from operations	(41,672)	(21,439)	(20,233)	94%
Interest income (expense), net	(381)	4	(385)	(9,625)%
Benefit from income taxes	1,199	4,516	(3,317)	(73)%
Net loss and comprehensive loss	$(40,855)	$(16,918)	$(23,937)	141%

Research and Development Expenses

For the year ended December 31, 2022, research and development expenses increased to approximately $29.4 million compared to approximately $11.3 million for the year ended December 31, 2021. The increase of $18.2 million was primarily attributable to an increase in personnel costs of $2.3 million, clinical costs of $2.3 million, quality and manufacturing costs of $3.6 million and $10 million for the rights to PDS0301 from Merck KGaA, Darmstadt Germany. Of the $10 million, $5 million was in cash and the balance in shares of the Company’s common stock.

General and Administrative Expenses

For the year ended December 31, 2022, general and administrative expenses increased to approximately $12.2 million compared to approximately $10.2 million for the year ended December 31, 2021. The $2.0 million increase was primarily attributable to an increase in personnel costs of $1.3 million and an increase in professional fees of $0.7 million.

Interest Income (Expense), net

For the year ended December 31, 2022, interest expense, net was $0.4 million compared to an immaterial amount of interest income for the year ended December 31, 2021. The increase in interest expense for the year ended December 31, 2022 was $1.3 million of interest expense primarily related to the note payable partially offset by $0.9 million of interest income from interest earned on bank balances during the year.

Benefit from Income Taxes

Income tax benefit was $1.2 million for the year ended December 31, 2022 as compared to $4.5 million for the prior year ended December 31, 2021. A decrease of $3.3 million was due to a smaller portion of the accumulated Net Operating Losses ( NOL) through 2021 available for sale through our NJ tax benefits pursuant to the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss program.

Liquidity and Capital Resources

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

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and also has provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. For the year ended  December 31, 2022, we sold 1,238,491 shares of our common stock for a net value of $9.9 million pursuant to the Sales Agreement. In the first quarter 2023, we sold 553,293 shares of our common stock for a net value of $4.6 million pursuant to the Sales Agreement.

In August 2022, we entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans).  Loan A, Loan B, Loan C, and Loan D were delivered to us on August 24, 2022. In total, we received $24.6 million in net proceeds. Loan E and Loan F are uncommitted Loans that may be advanced by the lenders upon their discretion prior to July 31, 2023 upon the satisfaction of certain agreed upon conditions precedent. We may only use the proceeds of the Loans for working capital or general corporate purposes.  Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to agreed upon events of default.  The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate.

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

Index
In connection with the Loan and Security Agreement, we issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of the Company’s common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the our property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants.  The key assumptions used in Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, (iv) and no estimated dividend yield.

As of December 31, 2022, we had $73.8 million of cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.  Our budgeted cash requirements in 2023 and beyond include expenses related to continuing development and clinical studies.  Based on our available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, we believe there are sufficient funds to continue operations and research and development programs into the third quarter of 2024.

We plan to continue to fund our operations and capital funding needs through existing cash and additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our existing stockholders. We may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market immunotherapies that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

Cash flows

The following table shows a summary of our cash flows for each of the years indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(25,710)	$(12,486)
Net cash provided by financing activities	34,287	48,889
Net increase in cash	$8,577	$36,403

Net Cash Used in Operating Activities

Net cash used in operating activities was $25.7 million and $12.5 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash used in operating activities of $13.2 million is primarily due to the increase in net loss of $23.9 million, reduced by the non-cash stock- based compensation expense of $1.1 and the value of the shares issued for the Merck licensing agreement of $5.0 million, offset by an increase in prepaid expenses of $1.0 million, and increase in accrued expenses of $5.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was primarily due to the receipt of net proceeds from the issuance of the note payable of $24.6 and the issuance of common stock of $9.9 million.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report.  Our budgeted cash requirements in 2023 and beyond include expenses related to continuing development and clinical studies.  We believe that our existing cash and cash equivalents as of  December 31, 2022 are sufficient to continue operations and research and development programs into the third quarter of 2024. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of our planned clinical trials;

●	the effects of health epidemics, pandemics, or outbreaks of infectious diseases, on our business operations, financial condition, results of operations and cash flows;

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

●
being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure obligations regarding executive compensation;

●	not being required to furnish a contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

●	not being required to furnish a stock performance graph in our annual report.

We expect to continue to take advantage of some or all of the available exemptions.

ITEM 7A.	Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of December 31, 2022, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2022.

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

Index
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2022. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

The information concerning our consolidated financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “(PCAOB ID 185) Financial Statements and Supplementary Data”.

(2)	Financial Statement Schedules:

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index immediately preceding the signature page to this Annual Report on Form 10-K and is incorporated herein by reference.

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

4.2	Description of Securities (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed on March 27, 2020, and incorporated by reference herein).

4.3	Form of Indenture (filed as Exhibit 4.3 to the Company’s registration statement on Form S-3 (File No. 333-267041) on August 24, 2022, and incorporated by reference herein).

10.1
Form of Warrant issued under the Venture Loan and Security Agreement, dated August 24, 2022 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 14, 2022, and incorporated by reference herein).

10.2++
Venture Loan and Security Agreement, dated August 24, 2022, by and among Horizon Technology Finance Corporation, as a lender and collateral agent, Powerscourt Investments XXV, LP, as a lender, PDS Operating Corporation, as a guarantor, and PDS Biotechnology Corporation, as borrower (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 14, 2022, and incorporated by reference herein).

10.3
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
10.8
DOTAP Chloride Enantiomer License Agreement effective November 1, 2008, between Merck Eprova AG and PDS Biotechnology Corporation (filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A on January 25, 2019, and incorporated by reference herein).

10.9*++	License Agreement dated as of December 30, 2022 by and between Merck KGaA, Darmstadt, Germany and PDS Biotechnology Corporation.

10.10
Share Transfer Agreement by and between PDS Biotechnology Corporation and Merck KGaA, Darmstadt, Germany. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 3, 2023, and incorporated by reference herein).

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

10.13+
Employee Stock Option Agreement under the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 9, 2020, and incorporated by reference herein).

10.14+	PDS Biotechnology Corporation 2009 Stock Option Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.15+	PDS Biotechnology Corporation 2018 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

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

10.18+	PDS Biotechnology Corporation 2019 Inducement Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2022, and incorporated by reference herein).

10.19+
Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Inducement Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 20, 2019, and incorporated by reference herein).

10.20+	Form of Indemnification Agreement for officers and directors (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 on August 14, 2015, and incorporated by reference herein).

10.21
Common Stock Purchase Agreement, dated July 29, 2019, by and among the Company and Aspire Capital Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 30, 2019, and incorporated by reference herein).

10.22
Sublease Agreement, effective as of March 5, 2020, by and between PDS Biotechnology Corporation and COWI North America, Inc. (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 27, 2020, and incorporated by reference herein).

10.23++
Patent License Agreement dated as of November 5, 2021, by and between PDS Biotechnology Corporation and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.24++
Option Agreement with University of Georgia Research Foundation, Inc. effective as of October 25, 2021 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

Index
10.25+
PDS Biotechnology Corporation Change of Control Severance Plan effective as of March 14, 2022 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein)

10.26+++
Amended and Restated Executive Employment Agreement by and between Frank K. Bedu-Addo and PDS Biotechnology Corporation, effective as of March 14, 2022 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.27+++
Executive Employment Agreement by and between Gregory Conn, Ph.D. and PDS Biotechnology Corporation, effective as of March 14, 2022 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.28+++
Executive Employment Agreement by and between Matthew Hill and PDS Biotechnology Corporation, effective as of March 14, 2022(filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.29+++
Executive Employment Agreement by and between Lauren V. Wood, M.D. and PDS Biotechnology Corporation, effective as of March 14, 2022 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.30+++
Executive Employment Agreement by and between Spencer Brown and PDS Biotechnology Corporation, effective as of June 1, 2022 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022, and incorporated herein by reference).

21.1*	Subsidiary of PDS Biotechnology Corporation.

23.1*	Consent of KPMG LLP.

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

*	Filed herewith unless otherwise indicated as furnished herewith.

**	Confidential Treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Index
SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS Biotechnology Corporation

March 28, 2023	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer

March 28, 2023	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Frank Bedu-Addo	President and Chief Executive Officer and Director	March 28, 2023
Frank Bedu-Addo, Ph.D.	(Principal Executive Officer)

/s/ Matthew Hill	Chief Financial Officer	March 28, 2023
Matthew Hill	(Principal Financial and Accounting Officer)

/s/ Gregory Freitag	Director	March 28, 2023
Gregory Freitag J.D., CPA

/s/ Stephen Glover	Director	March 28, 2023
Stephen Glover

/s/ Sir Richard Sykes	Director	March 28, 2023
Sir Richard Sykes

/s/ Kamil Ali-Jackson	Director	March 28, 2023
Kamil Ali-Jackson

/s/ Otis W. Brawley	Director	March 28, 2023
Otis W. Brawley

/s/ Ilian Iliev	Director	March 28, 2023
Ilian Iliev

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PDS Biotechnology Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PDS Biotechnology Corporation and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Short Hills, New Jersey
March 28, 2023

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$73,820,160	$65,242,622
Prepaid expenses and other	2,660,230	1,597,569
Total current assets	76,480,390	66,840,191

Property and equipment, net	–	86
Financing lease right-to-use assets	374,888	–
Operating lease right-to-use asset	152,645	357,611

Total assets	$77,007,923	$67,197,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,219,287	$1,309,403
Accrued expenses	8,313,708	2,187,704
Financing lease obligation - short term	56,612	–
Operating lease obligation - short term	231,429	258,924
Total current liabilities	9,821,036	3,756,031

Noncurrent liabilities:
Note payable, net of debt discount	23,020,844	–
Financing lease obligation-long term	164,013	–
Operating lease obligation-long term	–	231,430
Total liabilities	33,005,893	3,987,461

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at December 31, 2022 and December 31, 2021, 30,170,317 shares and 28,448,612 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	9,956	9,387
Additional paid-in capital	145,550,491	123,904,602
Accumulated deficit	(101,558,417)	(60,703,562)
Total stockholders’ equity	44,002,030	63,210,427

Total liabilities and stockholders’ equity	$77,007,923	$67,197,888

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development expenses	$29,431,027	$11,254,538
General and administrative expenses	12,241,394	10,184,773
Total operating expenses	41,672,421	21,439,311

Loss from operations	(41,672,421)	(21,439,311)

Interest income (expense), net
Interest income	935,180	4,346
Interest expense	(1,316,519)	–
Interest income (expense), net	(381,339)	4,346

Loss before income taxes	(42,053,760)	(21,434,965)
Benefit from income taxes	1,198,905	4,516,488
Net loss and comprehensive loss	$(40,854,855)	$(16,918,477)

Per share information:
Net loss per share, basic and diluted	$(1.43)	$(0.66)

Weighted average common shares outstanding basic and diluted	28,599,221	25,597,125

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Total Equity
January 1, 2021	22,261,619	$7,346	$70,907,315	$(43,785,085)	$27,129,576
Stock - based compensation expense	–	–	257,622	–	257,622
Issuance of common stock from 401K match	16,642	–	35,747	–	35,747
Net loss	–	–	–	(3,048,618)	(3,048,618)
Balance - March 31, 2021	22,278,261	$7,346	$71,200,684	$(46,833,703)	$24,374,327
Stock based compensation expense	–	–	441,598	–	441,598
Issuance of common stock from 401K match	–	5	(5)	–	–
Issuance of common stock, from exercise of stock options	51,413	17	220,586	–	220,603
Issuances of common stock, net of issuance costs	6,088,235	2,009	48,542,989	–	48,544,998
Net loss	–	–	–	(588,931)	(588,931)
Balance - June 30 , 2021	28,417,909	$9,377	$120,405,851	$(47,422,634)	$72,992,594
Stock based compensation expense	–	–	1,701,763	–	1,701,763
Issuance of common stock, from exercise of stock options	17,158	6	123,501	–	123,507
Net loss	–	–	–	(6,960,966)	(6,960,966)
Balance September 30, 2021	28,435,067	$9,383	$122,231,115	$(54,383,600)	$67,856,898
Stock based compensation expense	–	–	1,673,475	–	1,673,475
Issuance of common stock, from exercise of stock options	13,545	4	12	–	16
Net loss	–	–	–	(6,319,962)	(6,319,962)
Balance - December 31, 2021	28,448,612	$9,387	$123,904,602	$(60,703,562)	$63,210,427

	Common Stock		Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Total Equity
January 1, 2022	28,448,612	$9,387	$123,904,602	$(60,703,562)	$63,210,427
Stock based compensation expense	–	–	1,128,973	–	1,128,973
Issuances of common stock, from exercise of stock options	2,282	1	7,487	–	7,488
Net loss	–	–	–	(8,473,522)	(8,473,522)
Balance - March 31, 2022	28,450,894	$9,388	$125,041,062	$(69,177,084)	$55,873,366
Stock based compensation expense	–	–	1,348,601	–	1,348,601
Issuances of common stock, from exercise of stock options	7,794	3	22,426	–	22,429
Net loss	–	–	–	(5,819,200)	(5,819,200)
Balance - June 30 , 2022	28,458,688	$9,391	$126,412,089	$(74,996,284)	$51,425,196
Stock based compensation expense	–	–	1,344,349	–	1,344,349
Issuance of warrants	–	–	1,713,741	–	1,713,741
Net loss	–	–	–	(7,424,450)	(7,424,450)
Balance September 30, 2022	28,458,688	$9,391	$129,470,179	$(82,420,734)	$47,058,836
Stock based compensation expense	–	–	1,374,233	–	1,374,233
Issuances of common stock, from exercise of stock options	269,535	89	1,563,756	–	1,563,845
Net shares for settlements of equity awards and taxes	(175,184)	(58)	(1,713,247)	–	(1,713,305)
Issuance of common stock for licensing agreement	378,787	125	4,999,863	–	4,999,988
Issuance of common stock from ATM	1,238,491	409	9,855,707	–	9,856,116
Net loss	–	–	–	(19,137,683)	(19,137,683)
Balance - December 31, 2022	30,170,317	$9,956	$145,550,491	$(101,558,417)	$44,002,030

See accompanying notes to the financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(40,854,855)	$(16,918,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,196,156	4,074,458
Issuance of shares in licensing agreement	4,999,988	–
Stock-based 401K company common match	–	35,747
Amortization of debt discount	183,914	–
Depreciation expense	86	5,357
Operating lease expense	241,029	241,031
Finance lease amortization expense	48,992	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,062,661)	(99,904)
Finance lease right-to-use asset	(423,880)	–
Accounts payable	(90,116)	(105,821)
Accrued expenses	6,126,004	452,382
Finance lease liabilities	220,625	–
Operating lease liabilities	(294,988)	(170,839)
Net cash used in operating activities	(25,709,706)	(12,486,066)

Cash flows from financing activities:
Proceeds from issuance of note payable	25,000,000	–
Payment for debt issuance costs	(449,329)	–
Proceeds from exercise of stock options	151,416	344,125
Payment of taxes in equity transaction	(270,959)	–
Proceeds from issuances of common stock, net of issuance costs	9,856,116	48,544,998
Net cash provided by financing activities	34,287,244	48,889,123

Net increase in cash and cash equivalents	8,577,538	36,403,057
Cash and cash equivalents at beginning of period	65,242,622	28,839,565

Cash and cash equivalents at end of period	$73,820,160	$65,242,622

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$852,221	$–
Fair value of warrants issued in connection with debt	$1,713,741	$–

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS Biotech”), is a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted immunotherapies designed to overcome the limitations of current immunotherapy and vaccine technologies. The Company’s proprietary T cell activating platforms designed to train the immune system to attack and destroy disease; Versamune, and Versamune plus PDS0301 for treatments in oncology and Infectimune, for treatments in infectious disease.  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune and Infectimune have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. Infectimune is also designed to promote the induction of disease-specific neutralizing antibodies.  The Company’s immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example, in combination with other leading technologies such as immune checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. The Company is also evaluating our immunotherapies as monotherapies in early-stage disease.  PDS is developing targeted product candidates to treat several cancers including Human Papillomavirus (HPV)-associated cancers, melanoma, colorectal, lung, breast and prostate cancers. The Company infectious disease candidates are of potential interest for use in COVID-19 and universal influenza vaccines.

PDS has developed numerous patents and patent applications and owns substantial know-how and trade secrets related to its Versamune platform. As of December 31, 2022, PDS holds seven (7) U.S. patents with granted claims directed to its platform technology and nineteen (19) pending U.S. patent applications. These issued patents will expire in 2026, 2029, 2031 and 2033. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2043 assuming no patent term extensions are granted. As of March 1, 2023, PDS holds seventy one (71) issued foreign patents and thirty-eight (38) pending or published foreign patent applications.  Most of our international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2028-2037, or later if patent term extension applies. Most recently, the USPTO allowed two (2) applications methods of use related to the platform technology which when granted will run until November 2036.

Licensed patents

The Company has licensed patented antigens from the US government for use in our cationic lipid immunotherapies. The Company has licensed T cell receptor gamma alternate reading frame protein (“TARP”) from the National Cancer Institute (“NCI”) to develop and commercialize TARP peptide-based therapies in combination with the Company’s Versamune technology and any other of the Company’s proprietary technologies for prostate and breast cancers and Acute Myeloid Leukemia.  These patents are directed to Immunogenic Peptides and Peptide Derivatives for The Treatment of Prostate and Breast Cancer Treatment and Multi-Epitope TARP Peptide Vaccine and Uses Thereof. These antigens are incorporated in PDS0102 with Versamune.  The Company has licensed mucin-1 (“MUC1”) novel highly immunogenic agonist epitopes of MUC1 developed by the National Cancer Institute. MUC1 is highly expressed in multiple solid tumors and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.   The Company has been granted patents and are pursuing additional patents that cover compositions and methods of use of cationic lipid immunotherapies with each of the licensed technologies.

The Company entered into a non-exclusive agreement to license Computationally Optimized Broadly Reactive Antigen (COBRA) with the University of Georgia Research Foundation. These antigens are developed by Dr. Ted Ross at the University of Georgia.  Management believes that the combination of these antigens with our proprietary Versamune technology has potential to induce a broad immune response as a universal flu vaccine.

Exclusive License Agreement

On December 30, 2022, the Company entered into a License Agreement (the “License Agreement”) with Merck KGaA, Darmstadt, Germany, pursuant to which Merck KGaA, Darmstadt, Germany has granted the Company an exclusive (even as to Merk KGaA), worldwide, sublicensable, milestone and royalty-bearing right and license to certain patent rights and certain related data (the “Licensed Technology”) to develop, manufacture, use, commercialize and otherwise exploit any product containing NHS-IL12 fusion protein known as M9241, now PDS0301.

In consideration for the rights granted by Merck KGaA, Darmstadt, Germany, the Company (i) agreed to make a one-time up-front cash payment of $5.0 million to Merck KGaA, Darmstadt, Germany, and (ii) entered into a Share Transfer Agreement dated December 30, 2022  (the “Share Transfer Agreement”), pursuant to which the Company issued 378,787 shares of its common stock (the “Shares”) to Merck KGaA, Darmstadt, Germany in a private placement for an aggregate value of $5.0 million, as measured by the closing price of the Company’s common stock on the Nasdaq Capital Market as of December 30, 2022.

Pursuant to the License Agreement, the Company agreed to make certain commercial sale milestone and royalty payments.

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

Costs incurred in connection with research and development activities are expensed as incurred. These costs include licensing fees to use certain technology in the Company’s research and development projects as well as fees paid to consultants and entities that perform certain research and testing on behalf of the Company. Under the terms of the License Agreement, the Company agreed to $5 million in an initial payment in cash and an additional $5 million in Company Stock, plus future milestone and royalty payments. The Company accounts for milestone payments as expense in research and development and royalties as a reduction in revenues.

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

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common stock shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2022 and 2021.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	Year Ended December 31,
	2022	2021
Stock options to purchase Common Stock	4,171,311	3,163,835
Warrants to purchase Common Stock	506,229	197,518
Total	4,677,540	3,361,353

(I)	Income taxes:

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

(K)	Leases:

The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842, Lease Accounting. Operating leases are included in right-of-use ("ROU") assets, current portion, lease liability and long-term lease liability in the Company's consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.

(L)	Subsequent events:

Subsequent events have been evaluated through the date these financial statements were issued. See Note 14.

Index
(M)	New accounting standards adopted:

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

Note 3 – Liquidity and Capital Resources

As of December 31, 2022, the Company had $73.8 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

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

In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2022, we sold 1,238,491 shares of our common stock for a net value of $9.9 million pursuant to the Sales Agreement. In the first quarter of 2023, we sold 553,293 shares of our common stock for a net value of $4.6 million pursuant to the Sales Agreement.

Index
In August 2022, the Company entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans).  Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022.  In total, we received $24.6 million in net proceeds. Loan E and Loan F are uncommitted Loans that may be advanced by the lenders upon their discretion prior to July 31, 2023 upon the satisfaction of certain conditions. The Company may only use the proceeds of the Loans for working capital or general corporate purposes.  Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to certain events of default.  The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Loan principal amount outstanding the preceding month.  The Company, at its option upon at least ten (10) business days’ written notice to the lenders, may prepay all (and not less than all) of the outstanding Loan by simultaneously paying to each lender an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Loans; plus (ii) an amount equal to (A) if such Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Loan, 3% of the then outstanding principal balance of such Loan, (B) if such Loan is prepaid after the Loan Amortization Date applicable to such Loan, but on or before the date that is 12 months after such Loan Amortization Date, 2% of the then outstanding principal balance of such Loan, or (C) if such Loan is prepaid more than 12 months after the Loan Amortization Date but prior to the stated maturity date applicable to such Loan, 1% of the then outstanding principal balance of such Loan; plus (iii) the outstanding principal balance of such Loan; plus (iv) all other sums, if any, that shall have become due and payable thereunder.  No prepayment premium will be applied to any outstanding balance of any Loan paid on the stated maturity date.

The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K. The Company’s budgeted cash requirements in 2023 and beyond include expenses related to continuing development and clinical studies.  Based on its available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, management believes there are sufficient funds to continue operations and research and development programs into the third quarter of 2024.

The Company plans to continue to fund its operations and capital funding needs through needs through existing cash and additional equity and/or debt. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its existing stockholders.  The Company may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to the Company’s stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict its operations. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate its product development or future commercialization efforts or grant rights to develop and market immunotherapies that the Company would otherwise prefer to develop and market itself. Any of these actions could harm its business, results of operations and prospects. Failure to obtain adequate financing also may adversely affect the Company’s ability to operate as a going concern.

Note 4 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2022 or 2021.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
Cash and cash equivalents	$73,820,160	$73,820,160	$–	$–

As of December 31, 2021:
Cash and cash equivalents	$65,242,622	$65,242,622	$–	$–

The carrying value of the Loan and Security Agreement approximated its fair value at December 31, 2022 due to its variable rate. The FV of the Company’s long-term debt are based on Level 2 inputs.

Index
Note 5 – Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2022	2021
Furniture and equipment	$14,964	$14,964
Computer and Telephone equipment	13,545	13,545
Lab equipment	86,911	86,911
Total furniture and equipment	115,420	115,420
Less accumulated depreciation	(115,420)	(115,334)
Property and equipment, net	$0	$86

Depreciation expense for the years ended December 31, 2022 and 2021 was $86 and $5,357, respectively.

Note 6 – Leases

Operating Lease

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months with an option to renew through October 31, 2027. As of December 31, 2022, there are eight (8) months remaining in the lease term. Upon inception of the lease, the Company recognized approximately $0.7 million of a ROU asset and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020, was 9.15%. Throughout the period described above the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2022	2021
Cash paid for operating lease liabilities	$294,987	$170,839

For the year ended December 31, 2022, the Company’s operating lease expense was $241,029.

Year ended December 31,
2023	$239,470
2024	–
2025	–
2026	–
2027 and after	–
Total future minimum lease payments	239,470
Less imputed interest	(8,041)
$231,429

Financing Lease

The Company has financed certain laboratory equipment as follows:

	Year Ended December 31,
	2022	2021
Cash paid for finance lease liabilities	$423,880	$–

Year ended December 31,
2023	$74,096
2024	65,432
2025	65,432
2026	35,690
2027 and after	22,305
Total future minimum lease payments	262,955
Less imputed interest	(42,330)
Remaining lease liability	$220,625

The Company entered into four financing leases for laboratory equipment with a total cost of $423,880 with two to four-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $5,452.
Finance lease depreciation expense for the years ended December 31, 2022 and 2021 was $48,992 and $0, respectively.

Index
Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Accrued research and development costs	$5,645,737	$227,400
Accrued professional fees	550,259	485,400
Accrued compensation	1,837,330	1,458,310
Accrued interest on debt	280,382	–
Accrued rent	–	16,594
Total	$8,313,708	$2,187,704

Note 8 – Stock-Based Compensation

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

On December 8, 2020, the Company adopted the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Inventive Plan (the “Restated Plan”), which amended and restated the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Current Plan”). The Restated Plan is identical to the Current Plan in all material respects, except as follows: (a) the number of shares of Common Stock authorized for issuance under the Restated Plan will increase from 826,292 shares to 3,339,243 shares, plus the total number of shares that remained available for issuance, that are not covered by outstanding awards issued under the Current Plan, immediately prior to December 8, 2020; and (b) the Restated Plan will terminate on December 7, 2030, unless earlier terminated.

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards. As of December 31, 2022, there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”). On December 8, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. On May 17, 2022, the Company further amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 500,000 shares to 1,100,000 shares. The Inducement Plan provides for the grant of non-qualified stock options. The Inducement Plan, and each amendment thereto, was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company)), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2022, there were 215,215 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Research and development	$1,868,352	$1,395,957
General and administrative	3,327,804	2,678,500
Total	$5,196,156	$4,074,457

Index
In lieu of higher cash compensation, the Company has granted non-employee options to consultants and expensed $1,383 and $1,389 during the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the stock option activity for the Company’ stock option plans for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at January 1, 2022	3,163,835	$5.57	7.90	10,839,589
Granted	1,596,005	$5.50	9.14	560,930
Exercised	(279,611)	$5.68	–	–
Forfeited	(308,918)	$5.24	–	–
Options outstanding at December 31, 2022	4,171,311	$5.56	7.89	$32,779,920
Vested and expected to vest at December 31, 2022	4,171,311	$5.56	7.89	$32,779,920
Exercisable at December 31, 2022	1,819,185	$6.09	6.82	$13,785,526

As of December 31, 2022 there was approximately $12,257,982 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.63 years.

The weighted-average grant date fair value of the stock options granted in 2022 was $4.40 per share.

The fair value of options granted during the year ended December 31, 2022 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Year Ended December 31,
	2022	2021
	Weighted Average
Volatility	99.63%	100.53%
Risk-Free Interest Rate	1.79%	0.49%
Expected Term in Years	6.39	6.06
Dividend Rate	–	–

Fair Value of Option on Grant Date	$4.40	$7.65

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

Note 10 – Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State taxes	4.8%	(13.0)%
Extraordinary gain	0.0%	0.0%
Permanent differences	(0.4)%	(8.9)%
Research and development	2.9%	2.8%
State Taxes/Sale of NOL	2.9%	21.0%
Valuation Allowance	(28.3)%	(1.8)%
Other	0.0%	0.0%
Effective tax rate	2.9%	21.1%

Index
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2022	2021
Federal net operating losses	$25,063,210	$22,831,097
State net operating losses	3,166,596	3,426,561
Stock options	2,696,879	1,374,830
Federal tax credit	2,893,412	1,661,238
State tax credits	511,557	410,089
Research and Development Capitalization (IRC 174)	4,506,729	–
License Agreement	2,811,000	–
Amortization	29,463	35,579
Accrued expense	–	4,665
Depreciation	732,064	719,666
Lease liabilities	127,278	137,838
Other	15,278	15,278
Total gross deferred tax assets	42,553,261	30,616,841
Less valuation allowance	(42,404,971)	(30,516,318)
Deferred tax assets, net	$148,290	$100,523
Right of use asset	$(148,290)	$(100,523)
Total gross deferred tax liabilities	(148,290)	(100,523)
Deferred tax, net	$–	$–

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2022 and 2021, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $42.4 and $30.5 million respectively. The change in the valuation allowance during the year ended 2022 was approximately $11.9 million.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a deferred tax asset of $4.5 million.

At December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $119.3 million. At December 31, 2022, the Company had federal research and development credit carryforwards of approximately $2.9 million. The federal net operating loss carryforwards begin to expire in 2028, losses generated in 2018 or later of $89.4 million will carry forward indefinitely. The federal credit carryforwards begin to expire in 2032. Section 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event certain ownership changes, as defined. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code.  The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change.  The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.  Although the Company has not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

At December 31, 2022, the Company had approximately $44.5 million of State of New Jersey NOLs which expire between 2029 and 2041. At December 31, 2022, the Company had approximately $0.6 million of the State of New Jersey research development credits carryforwards.  The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net loss carryforwards. The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable NJ-based technology or biotechnology companies with fewer than 225 US employees (including parent company and all subsidiary) to sell a percentage of New Jersey NOLs and research and development (“R&D”) tax credits to unrelated profitable corporations.  In 2022, the company sold New Jersey NOL carryforwards and R&D Credits, resulting in the recognition of $1.2 million of income tax benefit, net of transaction costs.  There is no certainty as to whether this program will continue.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2022, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2022 and 2021

Index
Note 11 – Commitments and Contingencies

Rent

For the years ended December 31, 2022 and 2021, rent was $232,500 and $185,195, respectively, for month-to-month arrangements not impacted by the adoption of ASC 842.

Exclusive License Agreement

Pursuant to the Merck KGaA License Agreement, we agreed to make (i) development and first commercial sale milestone payments totaling up to $11 million upon the achievement of certain milestones, including the dosing of the fifth patient in a Phase 3 trial of the product and first commercial sale of the product for a first and second indications in a major market, and (ii) up to $105 million upon achieving certain aggregate sales levels of the product.

We also agreed to pay Merck KGaA, Darmstadt, Germany a royalty of 10% on aggregate net sales of product as specified in the Merck KGaA License Agreement on a product-by-product and country-by-country basis until the later of: (i) ten years after the first commercial sale of a product in a given country; and (ii) the expiration or invalidation of the licensed patents covering the compound or product in such country (collectively, the “Royalty Term”). The royalty rate is subject to reduction in that event that a product is not covered by a valid patent claim, a biosimilar to the compound or the product comes on the market in a particular country, or if we obtain a license to any intellectual property owned or controlled by a third-party which but for such license would be infringed by making, using or selling the compound.

Legal Proceedings

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

Note 12 – Venture Loan and Security Agreement

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

Index
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

Covenants; Representations and Warranties; Other Provisions. The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. As of December 31, 2022, the Company is in compliance with all covenants.

Default Provisions. The Loan and Security Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, and bankruptcy by and/or of the Company.

Warrant and Debt Discount. In connection with the Loan and Security Agreement, the Company issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of the Company’s common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the Company’s property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants.  The key assumptions used in Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, (iv) and no estimated dividend yield. In addition, the Company incurred third party and lender fees of $449,329. These proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrant and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the loan and Security Agreement using the effective interest method. The unamortized debt discount was $2,916,655 as of  December 31, 2022.

The Company recognized interest expense of $1,288,776 for the year ended December 31, 2022 and $183,914 was related to the amortization of the debt discount for the year ended December 31, 2022.

Note 13 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations.

In the first quarter of 2021, the company matched employee’s contributions with company stock valued at $35,747.

The 401(k) employer cash contribution match for the year ended December 31, 2022 and the nine month period ended 2021 were $157,009 and $60,428 respectively.

Note 14 – Subsequent Events

On January 5, 2023, the Company granted an option to purchase 1,124,600 shares of common stock to the management and employees of the Company with a strike price of $11.61 vesting 25% on the first anniversary and the remaining vesting in equal monthly installments thereafter until fully vested.  Included in the above mentioned grant, the Company granted an option to purchase 385,300, 137,200 and 161,200 to its Chief Executive Officer, Chief Scientific Officer and its Chief Medical Officer, respectively.

In the first quarter of 2023, the Company sold 553,293 shares of common stock for a value of $4.6 million pursuant to its Sales Agreement.