Form 10-K/A
period 2022-12-31
PDS Biotechnology Corp
filed 2023-04-28
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
The number of shares of the registrant’s common stock, par value $0.00033 per share, outstanding as of April 27, 2023 was [30,823,610].

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of PDS Biotechnology Corporation (the “Company,” “PDS Biotech”, “we”, “us”, or “our”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023 (the “Original Form 10-K”).
This Amendment is being filed to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K are amended and restated in their entirety as set forth in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment, our Chief Executive Officer and Chief Financial Officer Rule 13a-14(a) certifications are included herein.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Board of Directors
Our Board of Directors, or the Board, is divided into three classes: Class A, Class B and Class C, with each class serving a three-year term.  Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors that may serve on the Board, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.
The following table sets forth information regarding our directors as of March 31, 2023:
Name	Age
(Class B− Term expiring at our annual meeting of stockholders in 2023)
Kamil Ali-Jackson, Esq.	64
Ilian Iliev, Ph.D.	47
(Class A − Term expiring at our annual meeting of stockholders in 2025)
Stephen Glover	63
Gregory Freitag, J.D., CPA	61
Sir Richard Sykes	78
(Class C − Term expiring at our annual meeting of stockholders in 2024)
Frank Bedu-Addo, Ph.D.	58
Otis Brawley, M.D.	63

Kamil Ali-Jackson, Esq.
Ms. Ali-Jackson has served on the Board since February 2020. Ms. Ali-Jackson brings nearly four decades of life sciences industry experience with public and private specialty pharmaceutical, biotech, and biopharmaceutical companies to PDS Biotech. Ms. Ali-Jackson has extensive domestic and international experience with strategic alliances, drug development and commercialization collaborations, and M & A transactions. Ms. Ali-Jackson is the co-founder of Aclaris Therapeutics, Inc. and served as its Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary since its inception in 2012 until her retirement in January, 2022. In addition, Ms. Ali-Jackson co-founded and successfully transitioned several specialty pharmaceutical and biopharmaceutical companies through multi-million dollar acquisitions by global pharmaceutical companies. In 2011, Ms. Ali-Jackson also co-founded NeXeption, Inc., a biopharmaceutical assets management company and was legal counsel for the company and its affiliated companies from 2011 until 2020. She has served as legal counsel and as a licensing business executive for a number of pharmaceutical companies, including Merck & Co. Inc., Dr. Reddy’s Laboratories Ltd., and Endo Pharmaceuticals, Inc. Ms. Ali-Jackson currently serves on the board of directors, audit, finance and compensation committees for Rigel Pharmaceuticals, Inc., a publicly traded biotechnology company, and as an independent director of Moda Operandi, a privately held online luxury retail company. She has also served on several nonprofit boards and currently serves as the Chair of the East Bradford Township Zoning Hearing Board. Ms. Ali-Jackson received her J.D. from Harvard Law School and Bachelor of Arts in politics from Princeton University.
The board of directors believes that Ms. Ali-Jackson’s leadership, legal, transactional, compliance and corporate governance expertise and knowledge, as well as her experience as an executive officer, legal counsel, and co-founder in the life sciences industry, provide her with the qualifications and skills to serve as a director.

Ilian Iliev, Ph.D.
Dr. Iliev has served on the Board since April 2020. Since 2020, Dr. Iliev has served as CEO of NetScientific PLC, a London Stock Exchange listed company investing in healthcare and sustainability companies internationally. Prior to that he was Managing Director of EMV Capital, a London-based investor in healthcare, energy and industries, which he founded. EMV Capital was acquired by NetScientific PLC in September 2020. Dr. Iliev spun EMV Capital out of EcoMachines Ventures, which he co-founded in March 2013. From September 2006 through January 2013, Dr. Iliev served as the Chief Executive Officer and co-founder of CambridgeIP Ltd, a Cambridge, UK based boutique strategy consultancy focused on technology and IP commercialization. Dr. Iliev also serves on the Board of Directors of Vortex Biosciences Inc., Sofant Technologies, Pointgrab, Q-Bot and Wanda Health. Dr. Iliev holds a Ph.D. from Cambridge University’s Judge Business School, focused on Venture Capital business models in emerging economies. He received a Master of Commerce in Economics, and Bachelor of Arts in Politics, Economics and International Relations from the University of Witwatersrand, South Africa.
The board of directors believes Dr. Iliev’s industry experience as well as his experience as a founder and strategic leader provides him with the qualifications and skills to serve as a director.
Gregory Freitag J.D., CPA
Mr. Freitag has served on the Board since March 2019. Mr. Freitag currently serves as a member of the board of directors of ZyVersa Therapeutics (Nasdaq: ZVSA), a clinical-stage specialty biopharmaceutical company focused on developing drugs to treat inflammatory and renal diseases. Mr. Freitag also serves as a member of the board of directors of Axogen, Inc. (Nasdaq: AXGN) and previously served as its Special Counsel until his retirement in April 2021, its General Counsel from September 2011 to December 2019, Chief Financial Officer from September 2011 to May 2014 and August 2015 to March 2016 and Senior Vice President of Business Development at Axogen from May 2014 until October 2018. Axogen, Inc. is a leading regenerative medicine company dedicated to peripheral nerve repair. Mr. Freitag was Chief Executive Officer, Chief Financial Officer and a board member from June 2010 through September 2011 of LecTec Corporation, an intellectual property licensing and holding company that merged with Axogen in September 2011. Mr. Freitag is a principal of FreiMc, LLC, a healthcare and life science consulting and advisory firm he founded that provides strategic guidance and business development services. Prior to founding FreiMc, Mr. Freitag was a Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc. and worked for Guidant Corporation in their business development group. Prior to Guidant Corporation, Mr. Freitag was the Chief Executive Officer of HTS Biosystems, a biotechnology tools start-up company and was the Chief Operating Officer, Chief Financial Officer and General Counsel of Quantech, Ltd. Prior to Quantech, Mr. Freitag practiced corporate law in Minneapolis, Minnesota.
The board of directors believes that Mr. Freitag’s leadership, legal, corporate governance and accounting experiences and knowledge, as well as his familiarity with the life sciences industry and PDS Biotech, provide him with the qualifications and skills to serve as a director.
Stephen Glover
Mr. Glover has served on the Board since April 2019 and is the Chairman of the Board. Mr. Glover is the Co-Founder and Managing Principal for Asclepius Life Sciences Fund, LP, and the Co-Founder, President and CEO of ZyVersa Therapeutics, a public NASDAQ company (ZVSA). ZyVersa is a clinical-stage specialty biopharmaceutical company focused on developing drugs to treat inflammatory and renal diseases. Mr. Glover has extensive experience executing biopharmaceutical company turnarounds and growing top line revenues, with a focus on pharmaceutical business strategy corporate development, product development, commercialization and business optimization. His vast experience spans Fortune 100, start up and entrepreneurial environments and his transaction experience covers over 25 transactions totaling over $10 billion. His strategic and operational experience, which covers most therapeutic classes of biopharmaceuticals, includes strategic planning, corporate development, operations management, product development, clinical and regulatory, product marketing and sales management. Prior to co-founding ZyVersa, Mr. Glover was Co-Founder and Chief Business Officer of Coherus BioSciences, a commercial biologics platform Company focused on delivering biosimilar therapeutics and novel oncology treatments which went public in 2014. Previously, he was President of Insmed Therapeutic Proteins and EVP and Chief Business Officer of Insmed Incorporated, where he was responsible for the creation of the Company’s biosimilar business unit and divestiture of that business to Merck and led the strategic review process that resulted in the merger of Insmed and Transave. Prior to joining Insmed, Mr. Glover held senior-level positions in sales, marketing and operations at Andrx Corporation, Roche Laboratories, Amgen and IMS Health. He currently serves as a Director of ZyVersa Therapeutics, and Asclepius, as well as a BOD member of the Coulter Foundation as the University of Miami U Innovation Life Sciences Office. He holds a bachelor’s degree in Marketing from Illinois State University.

The Board of Directors believes Mr. Glover’s broad industry experience as well as his experience as a founder and strategic leader provides him with the qualifications and skills to serve as a director.
Sir Richard Sykes

      Sir Richard Sykes has served on the Board since March 2019. Sir Richard has served as Chairman of King Edward VII’s Hospital since 2019. Sir Richard is also the President of the Research and Development Society where he has served since 2002.  Sir Richard has been a member of the Joint Advisory Board for the Grantham Institute at Imperial College London and the Grantham Research Institute at LSE since 2021.  Prior to that, Sir Richard Sykes was the Chair of the UK Government Vaccine Task Force from 2021 to 2022, Chairman of UK Stem Cell Foundation from 2004 to 2022, Chancellor of Brunel University from 2013 to 2022, Chairman of the Singapore Biomedical Sciences International Advisory Council from 2000 to 2022, a mentor at the Chairman Mentors international (CMi) from 2005 to 2021, Chairman of Imperial College Healthcare NHS Trust from 2012 to 2018, Director at Economic Development Board International (EDBI) Pte Ltd Singapore from 2011 to June 2018, Chairman of the Royal Institution of Great Britain from 2010 to 2022, Chairman of NetScientific plc from 2010 to 2019, Chairman of NHS London from December 2008 to July 2010, the Senior Non-Executive Director of Eurasian National Resources Corp. from 2007 to 2011 (Deputy Chairman from 2009 to 2011), the Vice-Chairman of Lonza Group from 2005 to 2013, Rector of Imperial College London from 2001 to 2008 and Non-Executive Director at Rio Tinto plc and Rio Tinto Ltd from 1997 to 2008 (Senior Independent Director from 2005 to 2008).  Sir Richard joined Glaxo Research in 1972 as Head of its Antibiotic Research Unit. In 1977, Sir Richard moved to the US to join the Squibb Institute for Medical Research where he progressed to Vice President, before rejoining Glaxo in the UK as Chief Executive of Glaxo Group Research in 1986. In March 1993, Sir Richard was appointed Chairman and Chief Executive of Glaxo, taking on the same roles at Glaxo Wellcome in 1994 following the acquisition of Wellcome. He subsequently led the company until 2002 through the formation of GlaxoSmithKline.
The board of directors believes that Sir Richard’s extensive leadership experience, experience in biopharmaceutical product development, deep understanding of pharmaceutical development, and broad experience within the biotechnology and pharmaceutical industries provide him with the qualifications and skills to serve as a director.
Frank Bedu-Addo, Ph.D.
Dr. Bedu-Addo has served as director, President and Chief Executive Officer of PDS Biotech since March 2019. Dr. Bedu-Addo is a veteran biotech executive with experience successfully starting and growing biotechnology organizations. He has been responsible for the oversight, development and implementation of both operational and drug development strategies in both large organizations and emerging biotechnology companies. Dr. Bedu-Addo was a member of the senior executive team at KBI BioPharma, Inc. As Vice President of Drug Development, he oversaw all operations including business development, drug development/manufacturing and profit and loss. Before his tenure at KBI, he successfully started and managed Cardinal Health’s East Coast biotechnology drug development and manufacturing operations. Prior to Cardinal Health, Dr. Bedu-Addo was an Associate Director at Akzo-Nobel, Senior Scientist at Elan (The Liposome Co.), and Principal Scientist at Schering-Plough. In these positions, he contributed to the development of numerous drugs, including antiviral and anticancer products. Dr. Bedu-Addo obtained both his M.S. in Chemical Engineering and Ph.D. in Pharmaceutics from the University of Pittsburgh.

The board of directors believes that Dr. Bedu-Addo’s perspective and experience as our President and CEO, as well as his depth of operating and senior management experience in the pharmaceuticals industry and educational background, provide him with the qualifications and abilities to serve as a director.

Otis Brawley, M.D.
Dr. Brawley has served on the Board since November 2020. Dr. Otis Brawley, M.D. is a renowned oncologist and a seasoned pharmaceutical director who has served on several boards including the boards of companies developing and commercializing oncology products. Dr. Brawley is currently the Bloomberg Distinguished Professor of Oncology and Epidemiology at Johns Hopkins University. Dr. Brawley served as the Chief Medical and Scientific Officer at the American Cancer Society from 2007 through 2018, and is a former member of the FDA Oncologic Drug Advisory Committee (ODAC). Dr. Brawley is a current member of the National Cancer Institute’s (NCI) Board of Scientific Counselors. Formerly, Dr. Brawley was a professor in the Department of Hematology and Oncology at the Emory University School of Medicine. He was also previously a senior investigator at the National Institute of Health (NIH) and NCI. In 2013, he was the recipient of a Special Recognition Award from the American Society of Clinical Oncology. Dr. Brawley is currently a director at Jackson Laboratories, a nonprofit biomedical research center focused on developing genomic solutions to disease including personalized, tailored therapeutics for individual cancers; formerly, he was a Director for the Theragenics Corporation, a publicly traded company with commercialized medical devices for brachytherapy, surgery and wound closure. Dr. Brawley is also on the board of Incyte Corporation, a biopharmaceutical company focused on discovery, development and commercialization of proprietary therapeutics, Agilent Technologies, an analytical instrumentation development and manufacturing company, and Lyell Immunopharma, Inc., a private biotechnology company. Dr. Brawley received an M.D. from the University of Chicago, Pritzker School of Medicine. He completed an internal medicine residency at Case-Western Reserve University and a fellowship in medical oncology at the NCI. He is board certified in internal medicine and medical oncology. In 2013, he was the recipient of a Special Recognition Award from the American Society of Clinical Oncology. In 2019 he was given the American Medical Association Distinguished Service Award. Dr. Brawley is an elected member of the National Academy of Medicine.
The board of directors believes that Dr. Brawley’s expertise in the field of Oncology as well as his experience on public company and non-profit boards and his educational background provide him with the qualifications and abilities to serve as a director.
Executive Officers
The following table sets forth information regarding our executive officers as of March 31, 2023:
Name	Age	Position
Frank Bedu-Addo, Ph.D.	58	President, Chief Executive Officer, Principal Executive Officer and Director
Gregory L. Conn, Ph.D.	68	Chief Scientific Officer
Lauren V. Wood, M.D.	63	Chief Medical Officer
Matthew Hill	54	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Spencer Brown	53	Senior Vice President, General Counsel

Biographies for each of our executive officers is provided below.
Frank Bedu-Addo, Ph.D.
Please see Dr. Bedu-Addo’s biography on under the section “Board of Directors” above.
Gregory L. Conn, Ph.D.
Dr. Conn was a founding member of the PDS Biotech team in 2005 as Chief Scientific Officer and continues to serve PDS Biotech in that role. He has more than 35 years of drug-development expertise, including development of antiviral and anticancer drugs through to commercialization. He is a graduate of the Albert Einstein College of Medicine, where he obtained both his M.S. and Ph.D., discovering novel angiogenic molecules in the human brain. Dr. Conn started his pharmaceutical career at Merck, Sharpe, and Dohme, where he continued his work on novel angiogenic factors, discovering and characterizing the VEGF family of growth factors, work which led to the development and commercialization of the anti-cancer drug Avastin. He was later a leading scientist at Regeneron Pharmaceuticals, where he established and headed various groups in the Cell and Molecular Biology and Drug Discovery departments. Dr. Conn subsequently became a Director in the Process Development department at Covance Biotechnology Services Inc., a contract research and development and drug manufacturing organization, where he supervised the analytical development teams responsible for drug characterization, method development and drug stability studies, and program teams responsible for developing drug manufacturing processes. Dr. Conn has expertise across all phases of the drug development process, including FDA and regulatory requirements, is the co-inventor of eight drug patents.

Lauren V. Wood, M.D.
Dr. Wood has served as Chief Medical Officer of PDS Biotech since March 2019. Dr. Wood previously served as the Head of the Vaccine Branch Clinical Trials Team for the National Cancer Institute Center for Cancer Research from 2005 until 2015, where she was charged with developing a clinical translational research program to develop vaccines and immune-based therapies that harness the immune response to control, eradicate or prevent cancer and HPV. Prior to that, Dr. Wood served as a member of the senior staff of the National Cancer Institute Pediatric HIV Working Group from 1996 to 2005. Dr. Wood completed a combined residence in internal medicine and pediatrics at Baylor College of Medicine Affiliated Hospitals in Houston, Texas and a fellowship with the National Institute of Allergy and Infectious Diseases in allergy and immunology. Dr. Wood obtained a B.A. in Biology from Oberlin College and an M.D. from Duke University School of Medicine.
Matthew Hill
Mr. Hill has served as Chief Financial Officer and Principal Financial and Accounting Officer of PDS Biotech since October 2021. Mr. Hill, previously served as the Chief Financial Officer of Strata Skin Sciences (Nasdaq: SSKN), where he led the financial vision and strategy for the medical device company from May 2018 through October 2021. Immediately prior to joining Strata Skin Sciences, Mr. Hill served as the Chief Financial Officer of SS White Burs, Inc., a privately held medical device manufacturer, from May 2010 until May 2018. Mr. Hill also served as the Chief Financial Officer of Velcera (Nasdaq: VLCR) prior to its acquisition by the Perrigo Company, and EP Medsystems (Nasdaq: EMPD) prior to its acquisition by St. Jude Medical, where he also served as the VP of Operations. Mr. Hill holds a Bachelor of Science in accounting from Lehigh University.
Spencer Brown

Mr. Brown has served as Senior Vice President, General Counsel of PDS Biotech since June 2022.  Mr. Brown previously served as Vice President, Legal Affairs from January 2018 to January 2022 and as Senior Vice President, Legal Affairs and Compliance Officer for Aclaris Therapeutics, Inc. (Nasdaq: ACRS). Prior to joining Aclaris Therapeutics, Inc., Mr. Brown worked nearly eight years at GE Healthcare as Senior Commercial Counsel for the Life Sciences Core Imaging business in Princeton, New Jersey. Prior to that, Mr. Brown spent almost ten years at AstraZeneca Pharmaceuticals in Wilmington, Delaware where he provided legal support for most of the company’s therapeutic areas at some point during his tenure.  Mr. Brown has almost two decades of in-house experience in the pharmaceutical industry.  Mr. Brown began his legal career as an associate at Skadden, Arps, Slate, Meagher & Flom.  Mr. Brown earned his bachelor’s degree at Princeton University and obtained his juris doctorate degree from the University of Pennsylvania School of Law.

Corporate Governance
Family Relationships
There are no family relationships among any of our directors or executive officers.
Independence of the Board of Directors
As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

The Board has undertaken a review of the independence of our directors and has determined that all of our directors, except Frank Bedu-Addo, Ph.D. and Ilian Iliev, Ph.D., are independent within the meaning of Section 5605(a)(2) of the Nasdaq Stock Market listing rules. Dr. Bedu-Addo is not an independent director under these rules because he is our President and Chief Executive Officer, and the Board has determined that Dr. Iliev is not an independent director because of his relationship with NetScientific plc, a current stockholder of the Company.
Board Leadership Structure
The Board has appointed Mr. Stephen Glover as Chairman of the Board. The Chairman has the authority, among other things, to preside over Board meetings, to set meeting agendas and to perform all other duties delegated to him from time to time by the Board. We believe that separation of the positions of Board Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of our business and affairs. In addition, we believe that having an independent Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in our best interests and the best interests of our stockholders. As a result, we believe that having an independent Chairman can enhance the effectiveness of the Board as a whole.
Role of the Edge Board in Risk Oversight
One of the Board’s key functions is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. Our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us. Our Audit Committee has the responsibility to review and discuss with management and KPMG LLP, the Company’s independent auditors, as appropriate, our guidelines and policies with respect to risk assessment and risk management, including our major financial risk exposures and the steps taken by management to monitor and control these exposures. Our Nominating and Corporate Governance Committee is responsible for developing our corporate governance principles, and periodically reviews these principles and their application. Our Compensation Committee reviews our practices and policies of employee compensation as they relate to risk management and risk-taking incentives, to determine whether such compensation policies and practices are reasonably likely to have a material adverse effect on us.
Meetings of the Board of Directors
Each director is expected to make reasonable efforts to attend all Board and applicable committee meetings. Attendance is taken into account by the Nominating and Corporate Governance Committee and the Board when they assess directors for re-nomination to the Board. Each director is also expected to attend our annual stockholder meetings, and six of our current directors attended the 2022 Annual Meeting of Stockholders. The Board met eleven (11) times during the year ended December 31, 2022. All directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which they served during 2022 or the portion thereof for which they were directors or committee members.
Information Regarding Committees of the Board of Directors
The Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership information for each of these standing Board committees. From time to time, our Board and committees also take action by written consent without a meeting. Each of our Board committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Name	Audit		Compensation		Nominating and Corporate Governance
Stephen Glover	X		X	*
Kamil Ali-Jackson, Esq.	X		X		X	*
Frank Bedu-Addo, Ph.D.
Otis Brawley, M.D.
Gregory Freitag, J.D., CPA	X	*			X
Ilian Iliev, Ph.D.
Sir Richard Sykes			X		X
*	Committee Chairperson

Audit Committee
Our Audit Committee currently consists of Mr. Freitag, Mr. Glover and Ms. Ali-Jackson, each of whom satisfies the independence requirements under The Nasdaq Capital Market listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our Audit Committee is Mr. Freitag, whom our Board has determined to be an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with Audit Committee requirements. In arriving at this determination, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector. Our Audit Committee held six (6) meetings in 2022.
The primary purpose of our Audit Committee is to assist the Board in the oversight of the integrity of our accounting and financial reporting process, the audits of our financial statements, and our compliance with legal and regulatory requirements. The functions of our Audit Committee include, among other things:

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

With respect to reviewing and approving related-party transactions, our Audit Committee reviews related-party transactions for potential conflicts of interests or other improprieties. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds $120,000, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and board membership. Our Audit Committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to the committee or the full Board any potential conflict of interest or personal interest in a transaction that our board is considering. Our executive officers are required to disclose any potential conflict of interest or personal interest in a transaction to the Audit Committee. We also poll our directors and executive officers on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification as promptly as practical.
The Board has adopted a charter for the Audit Committee that complies with SEC and Nasdaq Stock Market listing rules. The charter is available on our website at www.pdsbiotech.com.
Compensation Committee
Our Compensation Committee currently consists of Mr. Glover, Ms. Ali-Jackson, and Sir Richard Sykes, each of whom our Board has determined to be independent under the Nasdaq listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act, and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code. The chairperson of our Compensation Committee is Stephen Glover. PDS Biotech’s Compensation Committee held six (6) meetings in 2022.
The primary purpose of our Compensation Committee is to assist the Board in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. The functions of our Compensation Committee include, among other things:

●	designing and implementing competitive compensation policies to attract and retain key personnel;

●	reviewing and formulating policy and determining the compensation of our executive officers and employees;

●	reviewing and recommending to the Board the compensation of our directors;

●	administering our equity incentive plans and granting equity awards to our employees and directors under these plans;

●
if required from time to time, reviewing with management our disclosures under the caption “Executive Compensation” and recommending to the full board its inclusion in our periodic reports to be filed with the SEC;

●	if required from time to time, preparing the report of the Compensation Committee to be included in our annual proxy statement;

●	engaging compensation consultants or other advisors it deems appropriate to assist with its duties; and

●	reviewing and evaluating, at least annually, our Compensation Committee’s charter.

In 2022, the Compensation Committee engaged the compensation consulting firm Radford, which is part of the Rewards Solutions practice at Aon plc, (“Radford”), to assess and make recommendations with respect to the amount and types of compensation to provide our executives and directors. Radford reported directly to the Compensation Committee; however, our Chief Executive Officer consulted with Radford with respect to its assessments of the compensation of executive officers other than the Chief Executive Officer. The Compensation Committee reviewed assessments provided by Radford comparing our compensation to that of a group of peer companies within our industry and met with Radford to discuss compensation of our executive officers and our Board, including the Chief Executive Officer, and to receive input and advice, as needed. The Compensation Committee has considered the adviser independence factors required under SEC rules as they relate to Radford and does not believe Radford’s work in 2022 raised a conflict of interest.
The Compensation Committee uses competitive compensation data from an annual study of peer companies performed by Radford to inform the Compensation Committee’s decisions on overall compensation of our executive officers and directors, as well as specific pay elements. The Compensation Committee applies judgment and discretion in establishing targeted pay levels, taking into account not only competitive market data, but also factors such as Company, business and individual performance, experience, scope of responsibility, criticality and skill sets, leadership potential and succession planning.

The Board has adopted a charter for the Compensation Committee that complies with SEC and Nasdaq Stock Market listing rules. The charter is available on our website at www.pdsbiotech.com.
Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee has ever been an executive officer or employee of ours. None of our officers currently serve, or served during 2022, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of the Board or Compensation Committee.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee currently consists of Ms. Ali-Jackson, Mr. Freitag and Sir Richard Sykes, each of whom our Board has determined to be independent under the Nasdaq listing standards. The chairperson of our Nominating and Corporate Governance Committee is Ms. Ali-Jackson. PDS Biotech’s Nominating and Corporate Governance Committee held four (4) meetings in 2022.
The primary purpose of our Nominating and Corporate Governance Committee is to assist the Board in promoting our best interests and the best interests of our stockholders through the implementation of sound corporate governance principles and practices. The functions of our Nominating and Corporate Governance Committee include, among other things:

●	identifying, reviewing and evaluating candidates to serve on our board;

●	determining the minimum qualifications for service on our board;

●	developing and recommending to our board an annual self-evaluation process for our board and overseeing the annual self-evaluation process;

●	developing, as appropriate, a set of corporate governance principles, and reviewing and recommending to our board any changes to such principles; and

●	periodically reviewing and evaluating our Nominating and Corporate Governance Committee’s charter.

The Board has adopted a charter for the Nominating and Corporate Governance Committee that complies with SEC and Nasdaq Stock Market listing rules. The charter is available on our website at www.pdsbiotech.com.
While the Nominating and Corporate Governance Committee does not have a formal diversity policy, the Nominating and Corporate Governance Committee recommends candidates based upon many factors, including the diversity of their business or professional experience, the diversity of their background and their array of talents and perspectives. We believe that the Nominating and Corporate Governance Committee’s existing nominations process is designed to identify the best possible nominees for the Board, regardless of the nominee’s gender, racial background, religion, or ethnicity. The Nominating and Corporate Governance Committee identifies candidates through a variety of means, including recommendations from members of the Board and suggestions from our management, including our executive officers. In addition, the Nominating and Corporate Governance Committee considers candidates recommended by third parties, including stockholders. The Nominating and Corporate Governance Committee gives the same consideration to candidates recommended by stockholders as those candidates recommended by members of our Board. Nominees should have a reputation for integrity, honesty and adherence to high ethical standards, should have demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to our current and long-term objectives, should be willing and able to contribute positively to our decision-making process, should have a commitment to understand PDS Biotech and our industry and to regularly attend and participate in meetings of the Board and its committees, should have the interest and ability to understand the sometimes conflicting interests of the various constituencies of PDS Biotech, which include stockholders, employees, customers, creditors and the general public, and to act in the interests of all stockholders, should not have, nor appear to have, a conflict of interest that would impair the nominee’s ability to represent the interests of all our stockholders and to fulfill the responsibilities of a director. Nominees shall not be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law. The value of diversity on the Board should be considered.

The Nominating and Corporate Governance Committee considers director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: PDS Biotechnology Corporation, Attn: Corporate Secretary at 25B Vreeland Road, Suite 300, Florham Park, NJ 07932 no earlier than the close of business on January 16, 2024, and no later than the close of business on February 15, 2024. Submissions must be made in accordance with our bylaws and must include the full name and business address of the proposed nominee, a description of the proposed nominee’s principal occupation or employment, the class and series and number of shares of our stock owned by such person, and a description of all arrangements or understandings between the stockholder and each nominee. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Please refer to Article II of our Third Amended and Restated Bylaws for a description of the formal process to recommend director candidates to the Nominating and Corporate Governance Committee.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act, requires our officers (as defined under Section 16(a) of the Exchange Act), directors and persons who own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based on our records and other information, we believe that each of our executive officers, directors and certain beneficial owners of our common stock complied with all Section 16(a) filing requirements applicable to them during 2022 on a timely basis.
Code of Business Conduct and Ethics for Employees, Executive Officers and Directors
We have adopted a Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.pdsbiotech.com. The Nominating and Corporate Governance Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers or directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.
Anti-Hedging/Anti-Pledging Policy
Pursuant to our insider trading policy, our employees, executive officers and directors may not (a) hold our securities in a margin account, (b) pledge our securities as collateral for a loan or (c) enter into hedging or monetization transactions or similar arrangements with respect to our securities, in each case without the advance approval of our compliance officer.

ITEM 11.	Executive Compensation

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis (CD&A) under Item 402(b) of Regulation S-K. Nevertheless, we do want our stockholders to understand fully our compensation policies and procedures so we incorporate many, but not all, of the required disclosures of a full CD&A.

Summary Compensation Table

The following table sets forth information for the years ended December 31, 2022 and December 31, 2021 concerning compensation of (i) all individuals serving as our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2022 and (iii) up to two of our most highly compensated executive officers, other than our principal executive officer, that were not serving as executive officers as of December 31, 2022. We refer to these executives as the named executive officers. In accordance with the rules promulgated by the SEC, certain columns relating to information that is not applicable have been omitted from this table.
	Year	Salary $	Bonus $	Option Awards(1) $	All Other Compensation $(2)	Total $
Frank Bedu-Addo, Ph.D.	2022	540,000	297,000	1,448,448	17,100	2,302,548
Chief Executive Officer	2021	475,000	237,500	6,338,772	1,583	7,052,855
Lauren V. Wood, M.D.	2022	400,000	160,000	440,250	8,500	1,008,750
Chief Medical Officer	2021	335,000	108,875	1,885,153	1,117	2,330,145
Matthew Hill	2022	350,000	140,000	—	14,091	504,091
Chief Financial Officer	2021	71,794	122,500	1,923,646	—	2,117,940
(1)
Amounts shown in this column do not reflect actual compensation received by the named executive officers. The amounts reflect the grant date fair value of stock option awards and are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-Stock Compensation, and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. Assumptions used in calculating the value of these awards are included in Note 8, “Stock Based Compensation” in the notes to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The executive will only realize compensation to the extent the trading price of the Company’s common stock is greater than the exercise price of such stock options at the time such options are exercised.

(2)	“All Other Compensation” consists of the Safe Harbor 401(k) match under the Company’s 401(k) plan.

Narrative to Summary Compensation Table

Key Performance Factors in Determining Executive Compensation

Because the biopharmaceutical industry is characterized by a very long product development cycle, including a lengthy R&D period and a rigorous regulatory approval process, including the requirements for multiple phases of human testing and the need to meet a significant number of other government requirements, many of the traditional financial performance metrics, such as product sales, revenues and profits, used to evaluate successful performance are inappropriate for a biopharmaceutical company with a continued development focus, such as PDS Biotech. Instead, the specific performance our Compensation Committee considers when evaluating the compensation of our named executive officers include:

●	key R&D achievements

●	initiation and progress of clinical trials for our product candidates;

●	achievement of regulatory milestones;

●	new business initiatives including financings;

●	our progress in building out key functions and managing our growth while maintaining a high-performing organization and culture: and

●	increasing shareholder value.

Annual corporate goals are proposed by our senior leadership team at the beginning of each year and approved by our Board of Directors. During the first quarter of each year, our Compensation Committee, with the input of the senior leadership team, evaluates our corporate performance for the prior year against the corporate goals set for that year, and, taking into account other corporate achievements and developments, recommends a corporate performance rating to be approved by our Board of Directors.
During the first quarter of each year, our Compensation Committee typically evaluates compensation levels for such year of our executive officers, including the amount of each executive officer’s base salary, target annual bonus and annual equity awards, taking into consideration the compensation paid by our peer group, our prior year’s overall corporate performance against the established corporate goals, as well as each individual executive officer’s contributions to achievement of such corporate goals, individual performance and the other factors described above, in making compensation recommendations to our Board of Directors. Our Board of Directors considers these recommendations in determining the compensation for our executive officers for the applicable year.
Elements of Executive Compensation
The compensation of our named executive officers consists of base salary, annual cash bonuses and equity awards, as well as employee benefits that are made available to our salaried employees generally. Our named executive officers are also entitled to compensation and benefits upon certain terminations of employment, including following a change of control transaction, as described under “Employment Agreements” below.
On March 14, 2022, we entered into new employment agreements with our named executive officers in substantially similar form in order to provide consistency among our executive officers.  The terms of the new employment agreements are summarized below.  The form of employment agreement was reviewed by our Board and by the Compensation Committee’s independent compensation consultant to determine whether its provisions are consistent with the employment agreements of our benchmarking peer group. In March 2022, the form of employment agreement was approved by the Compensation Committee, both for use as a form and with respect to the specific terms applicable to each executive officer. Although we believe that each company in our benchmarking peer group understandably has forms of employment agreements that are different from ours, we believe key employment contract provisions covering our executive officers are in line with market practice and provide terms designed to attract and retain executive officers.
Base Salaries
We pay our named executive officers a base salary to compensate them for the satisfactory performance of services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent and were originally established in each named executive officer’s employment agreement.
Dr. Bedu-Addo received a base salary of $540,000 in 2022. Dr. Wood received a base salary of $400,000 in 2022. Matthew Hill received a base salary of $350,000 in 2022. In 2021, Dr. Bedu-Addo received a base salary of $475,000. In 2021, Dr. Wood received a base salary of $335,000. In 2021, Matthew Hill received a base salary of $350,000 which was prorated from his start date of employment,
Performance Bonuses

We offer our named executive officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term company and individual performance goals. Each named executive officer has an annual target bonus that is expressed as a percentage of his or her annual base salary. The 2022 target bonus amounts for each of Dr. Bedu-Addo, Dr. Wood, and Mr. Hill were as follows:

Executive	2022 Target Bonus
Frank Bedu-Addo, Ph.D.	Up to 55% of Base Salary
Lauren V. Wood, M.D.	Up to 40% of Base Salary
Matthew Hill	Up to 40% of Base Salary

Our Compensation Committee, based upon the recommendation of our Chief Executive Officer, establishes Company performance goals each year and, at the completion of the year, generally determines actual bonus payouts after assessing Company performance against these goals and each named executive officer’s individual performance and contributions to the Company’s achievements. The 2022 performance bonus earned was paid to our employees, including the named executive officers, in March 2023. The Board determined that each one of the named executive officers achieved 100% of the 2022 performance goals for the year ended December 31, 2022.
Equity Compensation
We have three stockholder-approved equity compensation plans: the 2009 Stock Option Plan, Second Amended and Restated 2014 Equity Incentive Plan and the 2018 Stock Incentive Plan (the “Plans”). We also have an inducement plan, which is further explained below. There are 170,900 options granted and outstanding under the 2009 Stock Option Plan and 17,732 options available for issuance under the 2009 Stock Option Plan
In 2021 we granted stock option awards to Mr. Hill upon commencement of employment under our inducement plan as a long-term incentive component of his compensation. We have historically granted stock option awards to named executive officers when they commenced employment with us and have from time to time thereafter made additional grants as, and when, our Board of Directors determined appropriate to recruit, retain or reward particular named executive officers.
On December 8, 2020, the Board adopted, subject to stockholder approval, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Inventive Plan (the “Restated Plan”), which amended and restated the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Current Plan”). The Company held its 2021 annual meeting of stockholders on June 17, 2021 (the “2021 Annual Meeting”). At the 2021 Annual Meeting, the Company determined that the proposal to approve the Restated Plan received the requisite number of votes for approval. As part of this determination, broker non-votes were treated as having no effect on the outcome of this proposal. Following the 2021 Annual Meeting, a complaint (the “Complaint”) was filed in the Court of Chancery of the State of Delaware (C.A. No. 2021-0644 JRS) against the Company, certain executive officers of the Company, and the members of the Board, in which it was alleged that, under the voting standard contained in the Company’s bylaws in effect at the time of the 2021 Annual Meeting, broker non-votes should have been treated as a vote “AGAINST” the proposal. If the broker non-votes were treated as a vote “AGAINST,” the proposal would not have been approved at the 2021 Annual Meeting. Although the Company does not believe that the interpretation reflected in the Complaint regarding the bylaws of the Company that were in effect as of the time of the 2021 Annual Meeting was correct, in an effort to resolve any ambiguity regarding the approval of the Restated Plan at the 2021 Annual Meeting of Stockholders raised by the Complaint, the Company asked its stockholders, at the Special Meeting of Stockholder held on January 19, 2022 (the “Special Meeting”), to ratify the prior approval of the Restated Plan, which was adopted at the 2021 Annual Meeting. At the Special Meeting, the stockholders of the Company voted in favor of the ratification of the prior approval of the Restated Plan, which was adopted at the 2021 Annual Meeting. The Restated Plan is identical to the Current Plan in all material respects, except as follows: (a) the number of shares of Common Stock authorized for issuance under the Restated Plan will increase from 826,292 shares to 3,339,243 shares, plus the total number of shares that remained available for issuance, that are not covered by outstanding awards issued under the Current Plan, immediately prior to December 8, 2020; and (b) the Restated Plan will terminate on December 7, 2030, unless earlier terminated.
Pursuant to the terms of the Plans, ISOs have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, incentive stock options generally vest over a four year term and nonqualified stock options generally vest over a one to five year terms. Unless terminated by the Board, the Plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the Plans are no longer outstanding.

On June 17, 2019, our Board adopted the 2019 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options. The Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On December 8, 2020, our Board amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. On May 17, 2022, the Inducement Plan was amended to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan by 600,000 shares.  The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2022, there were 215,215 shares available for grant under the Inducement Plan.
Our stock option awards have an exercise price at least equal to the fair market value of our common stock on the date of grant and typically vest as to 25% of the underlying shares on the first anniversary of the date of grant and in equal monthly installments over the following 36 months, subject to the holder’s continued employment with us and potential accelerated vesting in certain circumstances, including as described below for our named executive officers in the section titled “Employment Agreements.” Our stock option awards may be intended to qualify as incentive stock options under the Internal Revenue Code.
Retirement, Health, Welfare and Additional Benefits
Our executive officers are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending accounts, short- and long-term disability and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.
We sponsor a 401(k) defined contribution plan in which our executive officers may participate, subject to limits imposed by the Internal Revenue Code of 1986, as amended, to the same extent as our other full-time employees. Currently, we match 100% of each our employees’ contributions up to 3% of their salary and 50% of each employees’ contribution between 3% and 5% of their salary for a maximum contribution of 4% of the applicable employee’s salary. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our named executive officers.
Employment Agreements
PDS Biotech is a party to employment agreements with each of (i) Frank Bedu-Addo, Ph.D., effective October 11, 2018, and as amended and restated on March 14, 2022, (ii) Lauren Wood, M.D., effective as of March 14, 2022 as an amendment and restatement of the Offer Letter dated February 1, 2019, and (iii) Matthew Hill, dated October 18, 2021, as amended and restated on March 14, 2022. As previously discussed above, in consultation with the Compensation Committee’s independent compensation consultant, we entered into new executive employment agreements in 2022 to reflect compensation terms that are consistent with the current market practices of our peer group.  The terms “Cause,” “Good Reason,” “Disability,” and “Change in Control” in the summary below have the meanings provided in the applicable employment agreement.
The initial base salary and target bonus for each executive under their respective employment agreements as effective in 2022 are as follows:
Executive	Base Salary	Target Bonus
Frank Bedu-Addo, Ph.D.	$580,000	Up to 55% of Base Salary
Lauren V. Wood, M.D.	$428,000	Up to 40% of Base Salary
Matthew Hill	$410,000	Up to 40% of Base Salary

If PDS Biotech terminates Dr. Bedu-Addo’s employment without Cause (as defined below), he resigns for Good Reason (as defined below), or Dr. Bedu-Addo’s employment is terminated due to his death, Dr. Bedu-Addo will be entitled to receive accrued benefits including accrued but unpaid salary and bonus, unreimbursed business expenses, and benefits owed to Executive under any qualified retirement plan or health and welfare benefit plan (the “Accrued Obligations”), and the following severance benefits: (i) his base salary for twenty-four (24) months; (ii) bonus equal to the greater of (A) the bonus paid in the prior performance year and (B) the bonus that Dr. Bedu-Addo would have earned, for the performance year in which the termination occurs, on a prorated basis through the date which he continued to provide services; (iii) outstanding equity as of the date of the termination will become 100% vested and outstanding options will remain exercisable until the earliest of (A) 18 months following the termination date, (B) the original 10-year expiration date for the options, and (C) termination of the equity plan; (iv) benefits continuation for twenty-four (24) months, paid as supplemental cash compensation in an amount equal to 1.3 times each payment of the expenses paid by Mr. Bedu-Addo for welfare benefit coverage, and (v) in the event of a termination without Cause or if Dr. Bedu-Addo resigns for Good Reason within ninety (90) days before and twenty-four (24) months following the effective date of a Change in Control (as defined below) (the “Protection Period”), instead of the bonus referenced in clause (ii) above, Dr. Bedu-Addo will receive a bonus equal to his annual performance-based cash bonus. If Dr. Bedu-Addo’s employment is terminated for Cause, based on his Disability (as defined below), or he resigns for any reason other than for Good Reason, he will only receive the Accrued Obligations.
If PDS Biotech terminates the employment of Dr. Wood, or Mr. Hill without Cause (as defined below) or any of such executives resign for Good Reason (as defined below), each will be entitled to receive the Accrued Obligations and the following severance benefits: (i) base salary for twelve (12) months; (ii) benefits continuation for twelve (12) months, and (iii) if terminated during the Protection Period (as defined above), the executive will also receive a bonus equal to their target bonus, and any outstanding equity as of the closing of a Change in Control (as defined below) will become 100% vested if the executive’s outstanding equity is assumed or continued by the surviving entity. If the employment of Dr. Wood or Mr. Hill is terminated for Cause (as defined below), due to the death of the executive, based on Disability (as defined below), or such resigns for any reason other than for Good Reason, each such executive or the executive’s legal representatives will receive only the Accrued Obligations.
In addition, each of the employment agreements for Dr. Bedu-Addo, Dr. Wood, and Mr. Hill (i) provide that the executive may be eligible for certain grants of equity awards of common stock of PDS Biotech subject to vesting and other terms and conditions of PDS Biotech’s equity plans and an award agreement, subject to approval of the compensation committee, (ii) provide that if any payment or distribution would be nondeductible by PDS Biotech for Federal income tax purposes because of Section 280G of the Internal Revenue Code, PDS Biotech shall reduce the aggregate present value of the payment only if reducing the payment will provide the executive with a greater net after-tax amount, (iii) provide for certain confidentiality, intellectual property, cooperation, non-competition, non-solicitation and non-disparagement undertakings, and (iii) require the execution and non-revocation of a general release of claims in favor of PDS Biotech as a condition to receipt of severance benefits.
For purposes of the employment agreements for each of Dr Bedu-Addo, Dr. Wood and Mr. Hill, the defined terms referenced above have the meanings ascribed to such terms in the applicable employment agreement.

Outstanding Equity Awards at Year-End
The table below sets forth the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2022. We have omitted the “Stock Awards” columns because our named executive officers did not have any stock awards outstanding at 2022 year-end

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)		Option Exercise Price	Grant Date	Expiration Date
Frank Bedu-Addo, Ph.D.	-	291,500		$6.28	01/19/2022	01/19/2022
	353,850	353,950		$2.43	12/08/2020(2)	12/08/2030
	78,120	46,872		$1.45	06/23/2020	06/23/2030
	87,502	12,498		$5.99	06/28/2019	06/28/2029
	53,173			$9.04	03/14/2019	03/14/2029
	179,486			$9.04	03/14/2019	03/14/2029
Lauren V. Wood, M.D.		88,600		$6.28	01/19/2022	01/19/2032
	105,257	105,243		$2.43	12/08/2020(2)	12/08/2030
	21,853	13,147		$1.45	06/23/2020	06/23/2030
	54,858	7,857		$6.39	06/06/2019	06/06/2029
Matthew Hill	59,152	143,648	(3)	$12.03	10/19/2021	10/19/2031
(1)
Except as otherwise noted, options vest with respect to one-fourth of the underlying shares on the first anniversary of the grant date and in equal installments of 1⁄36 of the underlying shares on each monthly anniversary of the grant date thereafter for the subsequent 36 months. All options described above vest as to 25% of the total shares underlying the option on the first anniversary of the grant date and in equal monthly installments over the ensuing 36 months, subject to the executive’s continued service with us through the applicable vesting date.

(2)
On December 8, 2020 Frank Bedu-Addo and Lauren Wood were awarded options under the Restated Plan (as defined above) at an exercise price of $2.43 in the amounts of 707,800, 122,400 and 210,500, respectively, subject to stockholder approval of the Restated Plan at the 2021 Annual Meeting (as defined above). As discussed above, the Restated Plan was approved at the 2021 Annual Meeting, and such approval was subsequently ratified by the stockholders of the Company at the Special Meeting (as defined above).

(3)
On October 18, 2021 pursuant to Mr. Hill’s employment agreement, Mr. Hill was granted a new hire equity award consisting of an option to purchase 202,800 shares of common stock under the 2019 Inducement Plan, as amended. The option vests over a four-year period, with 25% of the underlying shares vesting on the first anniversary of Mr. Hill’s employment commencement date and the remaining 75% of the underlying shares vesting in 36 equal monthly installments thereafter, subject to Mr. Hill’s continued service with us through the applicable vesting date.

Director Compensation
On June 28, 2019, we adopted a director compensation policy. Pursuant to the policy, the annual retainer for non-employee directors is $40,000 and the annual retainer for the chair of the board of directors is $70,000. This director compensation remained unchanged in 2022. Annual retainers for committee membership are as follows:
Committee	Annual Retainer
Audit Committee Chairperson	$18,500
Audit Committee Member	$8,000
Compensation Committee Chairperson	$15,000
Compensation Committee Member	$7,500
Nominating and Corporate Governance Committee Chairperson	$8,000
Nominating and Corporate Governance Committee Member	$4,000

These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that a director is not serving on our board of directors, on such committee or in such position. Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of the board of directors and any committee of the board of directors on which they serve and in connection with other business related to the board of directors. Directors may also be reimbursed for reasonable out-of-pocket business expenses authorized by the board of directors or a committee that are incurred in connection with attending conferences or meetings with management in accordance with a travel policy, as may be in effect from time to time.

In addition to the above fees, the board of directors may determine that additional committee fees are appropriate and should be payable for any newly created committee of the board of directors.

In addition, we grant to new non-employee directors upon their initial election to the board of directors, an option to purchase 9,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. Each of these options has a term of 10 years from the date of the award and 1/3 of these options vest on each of the first, second and third anniversaries of the date of grant, subject to the non-employee director’s continued service as a director. This vesting accelerates as to 100% of the shares upon a change in control of the Company.

Further, on the dates of each of our annual meetings of stockholders, each non-employee director that has served on our board of directors for at least six months automatically receives an option to purchase 9,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of the grant and each non-employee director that has served on our board of directors for less than six months shall receive a pro rata share of such options. Each of these options has a term of 10 years from the date of the award and these options will vest in full on the first anniversary of the date of grant, subject to the non-employee director’s continued service as a director, with 100% acceleration of vesting upon a change in control of the Company. The vesting schedule for these options was approved by the Board in June 2022.

The table below summarizes the compensation paid by PDS Biotech to each non-employee director for the year ended December 31, 2022:
Name	Fees Earned Or Paid in Cash $	Option Awards $(1)		Total $
Gregory Freitag, J.D., CPA(2)	62,500	27,319	(2)	89,819

Sir Richard Sykes(3)	51,500	27,319	(3)	78,819
Stephen Glover(4)	93,000	27,319	(4)	120,319
Kamil Ali-Jackson, Esq.(5)	63,500	27,319	(5)	90,819
Ilian Iliev, Ph.D.(6)	40,000	27,319	(6)	67,319
Otis Brawley, M.D.(7)	40,000	27,319	(7)	67,319
(1)
The amounts shown in this column do not reflect actual compensation received by our directors. The amounts reflect the grant date fair value of option awards and are calculated in accordance with the provisions of FASB Accounting Standards Codification Topic 718 Compensation - Stock Compensation (“ASC Topic 718”), and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. Assumptions used in calculating the value of these awards are included in Note 8, “Stock-Based Compensation” in the notes to the Company’s financial statements included in our most recent Annual Report on Form 10-K. The director will only realize compensation to the extent the trading price of PDS Biotech’s common stock is greater than the exercise price of such stock options at the time such options are exercised.

(2)	Mr. Freitag was appointed as a director of our Board on March 15, 2019. Mr. Freitag held an aggregate of 64,867 option awards as of December 31, 2022.

(3)	Sir Richard Sykes was appointed as director of our Board on March 15, 2019. Sir Richard Sykes held an aggregate of 62,474 option awards as of December 31, 2022.

(4)	Mr. Glover was appointed to our Board on April 2, 2019. Mr. Glover held an aggregate of 36,000 option awards as of December 31, 2022.

(5)	Ms. Ali-Jackson was appointed to our Board on February 21, 2020. Ms. Ali-Jackson held an aggregate of 30,033 option awards as of December 31, 2022.

(6)	Dr. Iliev was appointed to our Board on April 8, 2020. Dr. Iliev held an aggregate of 24,374 option awards as of December 31, 2022.

(7)	Dr. Brawley was appointed to our Board on November 3, 2020. Dr. Brawley held an aggregate of 27,000 option awards as of December 31, 2022.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table contains information about our equity compensation plans as of December 31, 2022:
	(A)		(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,247,334		$5.00	387,056
Equity compensation plans not approved by security holders	923,977	(1)	$7.56	235,888
Total	4,171,311		$5.56	622,944
(1)
This reflects options issued pursuant to the PDS Biotechnology 2019 Inducement Plan, as amended, together with options issued by privately held PDS Biotechnology Corporation (“Private PDS”) outside of an equity compensation plan prior to the consummation of the reverse merger with the Private PDS, pursuant to and in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 23, 2018, as amended on January 24, 2019, by and among the Company, Echos Merger Sub, a wholly-owned subsidiary of Edge Therapeutics, Inc. (“Merger Sub”), and Private PDS, whereby Private PDS merged with and into Merger Sub, with Private PDS surviving as the Company’s wholly owned subsidiary (the “Merger”). In connection with and immediately following completion of the Merger, Edge Therapeutics, Inc. changed its name to PDS Biotechnology Corporation, and Private PDS changed its name to PDS Operating Corporation.

Security Ownership of certain Beneficial Owners and Management
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.
The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2023, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors and executive officers, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o PDS Biotechnology Corporation, 25B Vreeland Road, Suite 300, Florham Park, NJ 07932.

	Beneficial Ownership
Name of Beneficial Owner	Shares	%(1)
Greater than 5% Stockholders:
—	—	—
PDS Biotech Named Executive Officers and Directors:
Frank Bedu-Addo, Ph.D.(2)	1,586,419	4.9%
Sir Richard Sykes(3)	495,522	1.5%
Gregory Freitag(4)	98,960	*
Stephen Glover(5)	87,730	*
Kamil Ali-Jackson, Esq.(6)	31,764	*
Ilian Iliev, Ph.D.(7)	13,206	*
Otis Brawley, M.D.(8)	15,000	*
Lauren V. Wood(9)	227,064	*
Matthew Hill(10)	75,905	*
All current executive officers and directors as a group (10 persons)	2,987,288	9.2%

*	Less than 1%

(1)
Percentage ownership is based on 30,723,610 shares of common stock outstanding as of March 31, 2023, together with securities exercisable or convertible into shares of common stock as of March 31, 2023, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes 690,866 shares of common stock and 895,549 shares subject to outstanding options exercisable within 60 days of March 31, 2023.

(3)	Includes 445,108 shares of common stock and 50,414 shares subject to outstanding options exercisable within 60 days of March 31, 2023.

(4)	Includes 46,153 shares of common stock and 52,807 shares subject to outstanding options exercisable within 60 days of March 31, 2023.

(5)	Includes 63,790 shares of common stock and 23,940 shares subject to outstanding options exercisable within 60 days of March 31, 2023.

(6)	Includes 11,764 shares of common stock and 20,000 shares subject to outstanding options exercisable within 60 days of March 31, 2023.

(7)	Includes 13,206 shares subject to outstanding options exercisable within 60 days of March 31, 2023

(8)	Includes 15,000 shares subject to outstanding options exercisable within 60 days of March 31, 2023.

(9)	Includes 142,722 shares subject to outstanding options exercisable within 60 days of March 31, 2023.

(10)	Includes 4,075 shares of common stock and 71,830 shares subject to outstanding options exercisable within 60 days of March 31, 2023.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions
Other than employment agreements with our named executive officers and other payments made to our named executive officers, all as described above under Item 11 in the section entitled “Executive Compensation” and compensation paid to directors as described above under Item 11 in the section titled “Director Compensation” u there were no transactions since January 1, 2022 or any currently proposed transactions, to which PDS Biotech has been a participant, in which:

●	the amounts exceeded or will exceed the lesser of $120,000 and 1% of the average of our total assets at year-end for the fiscal years ended December 31, 2022 and 2021; and

●
any of the directors, executive officers or holders of more than 5% of the respective capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Our Audit Committee is charged with the responsibility of reviewing and approving all related person transactions (as defined in SEC regulations), and periodically reassessing any related person transaction entered into by PDS Biotech to ensure continued appropriateness. This responsibility is set forth in our Audit Committee charter. A related party transaction will only be approved if the members of the Audit Committee determine that the transaction is in the best interests of PDS Biotech. If a director is involved in the transaction, he or she will recuse himself or herself from all decisions regarding the transaction. In addition, the Audit Committee will review these transactions under our Code of Conduct, which governs conflicts of interests, among other matters, and is applicable to our employees, officers and directors.
Director Independence
Please refer to the disclosure in Item 11 under the heading “Director Independence.”

ITEM 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to PDS Biotech for the fiscal years ended December 31, 2022 and 2021, by KPMG LLP (Short Hills, New Jersey, PCAOB ID 185), PDS Biotech’s independent registered public accounting firm.

	Fiscal Year Ended 2022	Fiscal Year Ended 2021
Audit Fees	$585,000	$473,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$585,000	$473,000

Audit fees: Audit fees consist of fees associated with the annual audit of our financial statements, the reviews of our interim financial statements, fees consist of fees incurred in connection with the issuance of consent and comfort letters in connection with registration statement filings with the SEC and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.
Audit-related fees: Audit-related fees includes fees for services that are traditionally performed by the auditor such as audits of employee benefit plans sponsored by the Company, due diligence assistance, SOC engagements, audits of financial statements of a carve-out entity in anticipation of a subsequent divestiture and other attest services.
Tax fees: Tax fees consist of fees for tax services, including tax compliance, and related expenses.
All KPMG LLP services and fees in the fiscal years ended December 31, 2022 and 2021 were pre-approved by the Audit Committee or its properly delegated authority.
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

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules

Exhibits
The list of exhibits filed with this Amendment is set forth in the Exhibit Index below. For the remainder of the exhibits, please refer to the Original Form 10-K.
Exhibit Number	Exhibit Description
31.3*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
PDS Biotechnology Corporation

April 28, 2023	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer

April 28, 2023	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer