Form 10-Q
period 2023-03-31
PDS Biotechnology Corp
filed 2023-05-15
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of May 8, 2023 was 30,823,610.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$65,199,379	$73,820,160
Prepaid expenses and other	2,773,988	2,660,230
Total current assets	67,973,367	76,480,390

Property and equipment, net	148,334	–
Financing lease right-to-use assets	229,883	374,888
Operating lease right-to-use asset	97,042	152,645

Total assets	$68,448,626	$77,007,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,072,061	$1,219,287
Accrued expenses	1,858,391	8,313,708
Financing lease obligation-short term	52,108	56,612
Operating lease obligation-short term	146,980	231,429
Total current liabilities	4,129,540	9,821,036

Noncurrent liabilities:
Note payable, net of debt discount	23,142,841	23,020,844
Financing lease obligation-long term	165,292	164,013
Total liabilities:	$27,437,673	$33,005,893

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at March 31, 2023 and December 31, 2022, 30,723,610 shares and 30,170,317 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10,139	9,956
Additional paid-in capital	152,219,149	145,550,491
Accumulated deficit	(111,218,335)	(101,558,417)
Total stockholders’ equity	41,010,953	44,002,030

Total liabilities and stockholders’ equity	$68,448,626	$77,007,923

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development expenses	$5,843,686	$5,161,315
General and administrative expenses	3,578,728	3,317,907

Total operating expenses	9,422,414	8,479,222

Loss from operations	(9,422,414)	(8,479,222)

Interest income (expense), net:
Interest income	729,341	5,700
Interest expense	(966,845)	–
Interest income (expense), net	(237,504)	5,700

Net loss and comprehensive loss	$(9,659,918)	$(8,473,522)

Per share information:
Net loss per share, basic and diluted	$(0.32)	$(0.32)

Weighted average common shares outstanding, basic and diluted	30,428,053	26,161,156

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
Balance - January 1, 2022	28,448,612	$9,387	$123,904,602	$(60,703,562)	$63,210,427
Stock-based compensation expense	–	–	1,128,973	–	1,128,973
Issuances of common stock from exercise of stock options	2,282	1	7,487	–	7,488
Net loss	–	–	–	(8,473,522)	(8,473,522)
Balance - March 31, 2022	28,450,894	$9,388	$125,041,062	$(69,177,084)	$55,873,366

	Common Stock		Additional
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
Balance - January 1, 2023	30,170,317	$9,956	$145,550,491	$(101,558,417)	$44,002,030
Stock-based compensation expense	–	–	2,080,319	–	2,080,319
Issuance of common stock from the Sales Agreement, net	553,293	183	4,588,339	–	4,588,522
Net loss	–	–	–	(9,659,918)	(9,659,918)
Balance - March 31, 2023	30,723,610	$10,139	$152,219,149	$(111,218,335)	$41,010,953

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,659,918)	$(8,473,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,080,319	1,128,973
Amortization of debt discount	121,997	–
Depreciation expense	3,155	86
Operating lease expense	60,257	60,257
Finance lease depreciation expense	10,957	–
Changes in assets and liabilities:
Prepaid expenses and other assets	(113,758)	(251,837)
Accrued expenses	(6,455,317)	(226,236)
Accounts payable	852,774	1,436,306
Operating lease liabilities	(89,102)	(43,036)
Net cash used in operating activities	(13,188,636)	(6,369,009)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	7,488
Payments of finance lease obligations	(20,667)	–
Proceeds from issuance of common stock, net of issuance costs	4,588,522	–
Net cash provided by financing activities	4,567,855	7,488

Net decrease in cash and cash equivalents	(8,620,781)	(6,361,521)
Cash and cash equivalents at beginning of period	73,820,160	65,242,622
Cash and cash equivalents at end of period	65,199,379	58,881,101

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$966,845	$–

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS Biotech”), is a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on its Versamune®, Versamune® plus PDS0301 and Infectimune™ T cell-activating platforms and PDS0301 tumor targeting immunocytokine. The Company believes its targeted immunotherapies have potential to overcome the limitations of current immunotherapy approaches through the activation of the right type, quantity and potency of T cells.  Versamune, and Versamune plus PDS0301 for treatments in oncology and Infectimune, for treatments in infectious disease.  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune and Infectimune have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. Infectimune is also designed to promote the induction of disease-specific neutralizing antibodies.  Versamune plus PDS0301 enhances the proliferation, potency and longevity of T cells in the tumor microenvironment and works synergistically to overcome tumor immune suppression.

The Company’s immuno-oncology clinical candidates are of potential interest for use as a component of combination clinical candidates (for example, in combination with other leading technologies such as immune checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. The Company is also evaluating our immunotherapies as monotherapies in early-stage disease.  PDS Biotech is developing targeted clinical candidates to treat several cancers including Human Papillomavirus (HPV)-associated cancers, melanoma, colorectal, lung, breast and prostate cancers. The Company infectious disease candidates are of potential interest for use in COVID-19 and universal influenza vaccines.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at March 31, 2023, the statements of operations and comprehensive loss and changes in stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, filed by the Company with the SEC in its Annual Report on Form 10-K on March 28, 2023.

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

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the clinical and regulatory development of its clinical candidates, the ability to preserve its cash resources, the Company’s review of strategic alternatives, the ability to add clinical candidates to its pipeline, the Company’s intellectual property, the ability to efficiently and effectively conduct its clinical trials, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, the ability to raise capital, and the effects of health epidemics, pandemics, or outbreaks of infectious diseases.

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

The Company considers all highly liquid securities with a maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits.

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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of March 31,
	2023	2022
Stock options to purchase Common Stock	5,295,911	3,932,392
Warrants to purchase Common Stock	506,229	124,604
Total	5,802,140	4,056,996

Index
(I)	Income taxes:

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

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

    The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842, Leases. Both financing and operating leases are included in right-of-use (“ROU”) assets, lease obligation-short term and lease obligation-long term in the Company’s consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.

Note 3 – Liquidity

As of March 31, 2023, the Company had $65.2 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

In April 2022, the Company received approximately $1.2 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2020.

In August 2022, the Company filed a shelf registration statement, or the 2022 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units, up to an aggregate amount of $150 million, $50 million of which covers the offer, issuance and sale by the Company of its common stock under the Sales Agreement (as discussed below).  The 2022 Shelf Registration Statement was declared effective on September 2, 2022.

Index
In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2022, the Company sold 1,238,491 shares of common stock with a net value of $9.9 million pursuant to the Sales Agreement. During the quarter ended March 31, 2023, the Company sold 553,293 shares of common stock with a net value of $4.6 million pursuant to the Sales Agreement.

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

In April 2023, the Company received approximately $1.4 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2021.

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

The Company plans to continue to fund its operations and capital funding needs through equity and/or debt financings. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its existing stockholders.  The Company may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to the Company’s stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict its operations. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate its clinical development or future commercialization efforts or grant rights to develop and market immunotherapies that the Company would otherwise prefer to develop and market itself. Any of these actions could harm its business, results of operations and prospects. Failure to obtain adequate financing also may adversely affect the Company’s ability to operate as a going concern.

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during 2023 or 2022.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2023: (unaudited)
Cash and cash equivalents	$65,199,379	$65,199,379	$–	$–

As of December 31, 2022
Cash and cash equivalents	$73,820,160	$73,820,160	$–	$–

The carrying value of the Loan and Security Agreement approximated its fair value at March 31, 2023 due to its variable rate.

Note 5 – Leases

Operating Lease:

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months. The Company did not exercise its option to renew through October 31, 2027. As of March 31, 2023 there are five (5) months remaining in the lease term. Upon inception of the lease, the Company recognized approximately $0.7 million of a ROU asset and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Supplemental cash flow information related to operating leases is as follows:

	As of March 31,
	2023	2022

Cash paid for operating lease liabilities	$89,102	$43,046

Index
Maturity of the Company’s operating lease liability is as follows:

Year ended December 31,
2023	$150,367
2024	–
2025	–
2026	–
2027 and after	–
Total future minimum lease payments	150,367
Less imputed interest	(3,387)
$146,980

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of March 31,
	2023	2022
Cash paid for finance lease liabilities	$20,667	$–

Maturity of the Company’s financing lease liability is as follows:

Year ended December 31,
2023	$52,388
2024	69,850
2025	69,850
2026	40,108
2027 and after	26,724
Total future minimum lease payments	258,920
Less imputed interest	(41,520)
Remaining lease liability	$217,400

The Company entered into four financing leases for laboratory equipment with a total cost of $251,959 with four to five-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $6,000. In the three months ended March 31, 2023, the Company exercised a bargain purchase option, which resulted in the recognition of property and equipment of $151,490.

Note 6 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of March 31, 2023	As of December 31, 2022
Accrued research and development	$217,779	$5,645,737
Accrued professional fees	563,006	550,259
Accrued compensation	782,075	1,837,330
Accrued interest on debt	292,188	280,382
Accrued rent	3,343	–
Total	$1,858,391	$8,313,708

Index
Note 7 – Stock-Based Compensation

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

As previously disclosed, on December 8, 2020, the Board of Directors of the Company adopted, subject to stockholder approval, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”), which would amend and restate the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Current Plan”). At the annual meeting of stockholders on June 17, 2021, the stockholders voted to approve the Restated Plan at the Annual Meeting. The Restated Plan is identical to the Current Plan in all material respects, except as follows: (a) the number of shares of Common Stock authorized for issuance under the Restated Plan will increase from 826,292 shares to 3,339,243 shares, plus the total number of shares that remained available for issuance, that are not covered by outstanding awards issued under the Current Plan, immediately prior to December 8, 2020; and (b) the Restated Plan will terminate on December 7, 2030, unless earlier terminated. As of March 31, 2023, there were 178,513 shares available for grant under the Restated Plan.

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards. As of March 31, 2023, there were 190,799 shares available for grant under the Restated Plan.

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

On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options. The Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On December 8, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. On May 17, 2022, the Company further amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 500,000 shares to 1,100,000 shares. The 2019 Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of March 31, 2023, there were 215,215 shares available for grant under the 2019 Inducement Plan.

The Company’s stock-based compensation expense related to stock options was recognized in operating expense as follows:

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Stock-Based Compensation
Research and development	$800,764	$369,050
General and administrative	1,279,555	759,923
Total	$2,080,319	$1,128,973

Index
The fair value of options granted during the three months ended March 31, 2023 and 2022 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended March 31,
	2023	2022
	Weighted Average	Weighted Average
	(unaudited)
Volatility	142.02%	99.13%
Risk-Free Interest Rate	4.06%	1.10%
Expected Term in Years	6.08	6.64
Dividend Rate	–	–
Fair Value of Option on Grant Date	$10.79	$4.88

There was 1,124,600 and 945,005 of options granted during the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	4,171,311	$5.56	7.89	$10,839,589
Granted	1,124,600	11.61	9.77	–
Exercised	–	–
Forfeited and expired	–	–
Options outstanding at March 31, 2023	5,295,911	$6.85	8.09	$7,054,179
Vested and expected to vest at March 31, 2023	5,295,911	$6.85	8.09	$7,054,179
Exercisable at March 31, 2023	2,169,348	$6.00	6.86	$3,615,087

At March 31, 2023, there was approximately $22,311,311 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 2.92 years.

Note 8 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2023 and there will be no current income tax expense.  Additionally, there was a full valuation allowance against the net deferred tax assets as of March 31, 2023 and December 31, 2022. As such, the Company recorded no income tax benefit due to realization uncertainties.

The Company’s U.S. statutory rate is 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2023 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of March 31, 2023, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three months ended March 31, 2023 and for the year ended December 31, 2022. In April 2023, the Company received approximately $1.4 million from the sale of its New Jersey state net operating losses.

Index
Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three months ended March 31, 2023 and 2022 was $66,000 and $55,500, respectively.

Exclusive License Agreement

In January 2023, we entered into an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting antibody conjugated IL-12, M9241 (the “Merck KGaA License Agreement”). Pursuant to the Merck KGaA License Agreement, the Company agreed to make (i) development and first commercial sale milestone payments totaling up to $11 million upon the achievement of certain milestones, including the dosing of the fifth patient in a Phase 3 trial of the clinical candidate and first commercial sale of the product for a first and second indications in a major market, and (ii) up to $105 million upon achieving certain aggregate sales levels of the product.

The Company also agreed to pay Merck KGaA, Darmstadt, Germany a royalty of 10% on aggregate net sales of product as specified in the Merck KGaA License Agreement on a product-by-product and country-by-country basis until the later of: (i) ten years after the first commercial sale of a product in a given country; and (ii) the expiration or invalidation of the licensed patents covering the compound or product in such country. The royalty rate is subject to reduction in that event that a product is not covered by a valid patent claim, a biosimilar to the compound or the product comes on the market in a particular country, or if the Company obtains a license to any intellectual property owned or controlled by a third-party which but for such license would be infringed by making, using or selling the compound.

Legal Proceedings

The Company is currently not a party to, and the Company’s property is not currently the subject of, any material pending legal proceedings. The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

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

Warrant and Debt Discount. In connection with the Loan and Security Agreement, the Company issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of the Company’s common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the Company’s property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants.  The key assumptions used in the Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, (iv) and no estimated dividend yield. In addition, the Company incurred third party and lender fees of $449,329. These proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrant and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the loan and Security Agreement using the effective interest method. The unamortized debt discount was $2,794,659 as of March 31, 2023. The Company recognized interest expense of $961,753 for the three months ended March 31, 2023 and $121,997 was related to the amortization of the debt discount for the three months ended March 31, 2023.

Note 11 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $94,907 and $48,957 for the three months ended March 31, 2023 and 2022, respectively.

Note 12– Subsequent Events

In April 2023, the Company received approximately $1.4 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to its participation in the New Jersey Technology Business Tax Certificate Transfer of Net Operating Loss (NOL) program for tax year 2021.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2022 on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 28, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements (including within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended) concerning the Company and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management, as well as assumptions made by, and information currently available to, management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “project,” “intend,” “forecast,” “guidance”, “outlook” and other similar expressions among others. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation:

●	the Company’s ability to protect its intellectual property rights;

●	the Company’s anticipated capital requirements, including the Company’s anticipated cash runway and the Company’s current expectations regarding its plans for future equity financings;

●
the Company’s dependence on additional financing to fund its operations and complete the development and commercialization of its clinical candidates, and the risks that raising such additional capital may restrict the Company’s operations or require the Company to relinquish rights to the Company’s technologies or clinical candidates;

●
the Company’s limited operating history in the Company’s current line of business, which makes it difficult to evaluate the Company’s prospects, the Company’s business plan or the likelihood of the Company’s successful implementation of such business plan;

●
the timing for the Company or its partners to initiate the planned clinical trials for PDS0101, PDS0103, PDS0203 and other Versamune and Infectimune based clinical candidates and the future success of such trials;

●
the successful implementation of the Company’s research and development programs and collaborations, including any collaboration studies concerning PDS0101, PDS0203 and other Versamune and Infectimune based clinical candidates and the Company’s interpretation of the results and findings of such programs and collaborations and whether such results are sufficient to support the future success of the Company’s clinical candidates;

●
the success, timing and cost of the Company’s ongoing clinical trials and anticipated clinical trials for the Company’s current clinical candidates, including statements regarding the timing of initiation, pace of enrollment and completion of the trials (including our ability to fully fund our disclosed clinical trials, which assumes no material changes to our currently projected expenses), futility analyses, presentations at conferences and data reported in an abstract, and receipt of interim results (including, without limitation, any preclinical results or data), which are not necessarily indicative of the final results of the Company’s ongoing clinical trials;

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our clinical candidates;

●
any Company statements about its understanding of clinical candidates’ mechanisms of action and interpretation of preclinical and early clinical results from its clinical development programs and any collaboration studies; the acceptance by the market of the Company’s clinical candidates, if approved;

●
the timing of and the Company’s ability to obtain and maintain U.S. Food and Drug Administration or other regulatory authority approval of, or other action with respect to, the Company’s clinical candidates; and

●
other factors, including legislative, regulatory, political and economic developments not within the Company’s control, including unforeseen circumstances or other disruptions to normal business operations arising from or related to those listed under Part II, Item 1A. Risk Factors.

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

Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on our Versamune®, Versamune® plus PDS0301and Infectimune™ T cell-activating platforms and PDS0301 tumor targeting immunocytokine. We believe our targeted immunotherapies have potential to overcome the limitations of current immunotherapy approaches through the activation of the right type, quantity and potency of T cells.  Versamune, and Versamune plus PDS0301 for treatments in oncology and Infectimune, for treatments in infectious disease.  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune and Infectimune have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. Infectimune is also designed to promote the induction of disease-specific neutralizing antibodies.  Versamune plus PDS0301 enhances the proliferation, potency and longevity of T cells in the tumor microenvironment and works synergistically to overcome tumor immune suppression.

Recent Developments

In June 2022, two abstracts were presented at the 2022 American Society of Clinical Oncology Annual Meeting: Abstract number 6041, PDS0101 a novel type 1 interferon and CD8 T cell activating immunotherapy in combination with pembrolizumab in subjects with recurrent/metastatic HPV16-positive squamous cell carcinoma (HNSCC) and Abstract number 2518, Phase 2 evaluation of the combination of PDS0101, M9241 (now PDS0301), and bintrafusp alfa with HPV16 positive malignancies. Also in May 2022, we announced expansion of our VERSATILE-002 clinical trial into Europe and in June 2022, we announced that the U.S. Food and Drug Administration (the “FDA”) had granted Fast Track designation to our lead candidate, PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab). The FDA’s Fast Track designation is designed to aid in the development and to expedite the review of drug candidate applications that could potentially treat serious or life-threatening conditions. In order to receive Fast Track designation, a clinical candidate must also demonstrate the potential to address an unmet medical need. Treatments granted this designation are given the opportunity to have more frequent meetings with the FDA throughout the entire dug development and review process, with the goal of moving promising new drugs more rapidly through the process. It also provides the opportunity to submit sections of a Biologics License Application (the “BLA”) on a rolling basis, where the FDA may review portions of the NDA as they are received instead of waiting for the entire NDA submission. In addition, Fast Track designated products are eligible for priority review at the time BLA submission. In October 2022, we announced the successful end-of-phase 2 meeting with the FDA including guidance on key elements of the clinical program that will support the submission of a BLA.

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

Index
In January 2023, we announced the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting antibody conjugated IL-12, M9241, which joined our pipeline as PDS0301. PDS0301 is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy which today have resulted in high toxicity and limited therapeutic potential.  The proprietary combination of Versamune plus PDS0301 is designed to overcome tumor immune suppression utilizing a different mechanism from immune checkpoint inhibitors (ICI). The ownership of both assets we believe will streamline the registrational process and its use.  The combination of Versamune® and IL-12 to overcome immune suppression is patented by PDS Biotech.  In a Phase 2 National Cancer Institute (NCI)-led clinical trial in ICI refractory patients, the combination of PDS0101 and PDS0301 administered with an investigational bi-functional ICI resulted in a median overall survival of 21 months, which compares favorably to the historical median survival of 3-4 months reported in ICI refractory HPV-positive cancers when treated with ICIs and best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

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

In April 2023, we announced that an abstract was accepted for a poster discussion at the 2023 American Society of Clinical Oncology: Abstract Number 6012, Safety and Efficacy of Immune Checkpoint Inhibitor (ICI) Naïve Cohort from Study of PDS0101 and Pembrolizumab in HPV16-Positive Head and Neck Squamous Cell Carcinoma (HNSCC).  In addition, the Abstract was selected to be a featured poster to be reviewed by an expert panel in the Head and Neck Cancer Discussion Session.

Clinical Candidate Pipeline

VERSATILE-002: PDS0101 + KEYTRUDA®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer commenced.  Enrollment in stage 2 of 2 for the ICI naïve arm is  almost complete, and enrollment in Stage 1 of the ICI refractory arm is complete. The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first- and second line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this PDS Biotech-sponsored trial patients whose cancer has returned following initial treatment or spread will be treated with the combination of PDS0101 and KEYTRUDA® to evaluate if the addition of PDS0101 might improve the efficacy reported in published studies of KEYTRUDA® alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care KEYTRUDA® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is the objective response rate– or ORR – at six months following initiation of treatment. There are two cohorts in the trial. Cohort 1 is for patients who have yet to be treated with an immune checkpoint inhibitor (ICI naïve) and cohort 2 which consists of patients who have failed immune checkpoint inhibitor therapy (ICI refractory).

In February 2022, we announced we had achieved the preliminary efficacy milestone of at least four or more objective responses of the first 17 patients in the ICI naïve arm that allowed that arm to proceed to full enrollment. We also announced detailed preliminary safety data which showed that the combination is well tolerated without evidence of enhanced or significant toxicity in the first 18 patients in the ICI naïve arm. We have completed enrollment in Stage 1 of the ICI refractory arm and we are waiting for sufficient follow up to conduct the futility analysis.

Index
In June 2022, we announced additional preliminary efficacy and safety data from this trial at the ASCO Annual Meeting (Weiss J et al. J Clin Oncol 40, 2022 (suppl 16; abstr 6041). The abstract provided preliminary data on 19 patients (safety) with available imaging data for 17 of the 19 patients (efficacy). Highlights from the abstract were as follows:

●
Confirmed and unconfirmed response rates thus far (tumor shrinkage greater than 30%) seen in 7/17 (41.2%) patients in comparison to the published results of approximately 19% for approved ICIs, used as monotherapy for recurrent or metastatic head and neck cancer, with 2 of the 7 having complete responses (CR)

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

In May 2022, we announced the expansion of this trial into Europe and in June 2022, as described above, we received Fast Track designation from the US FDA for PDS0101 in combination with pembrolizumab.

In August 2022, we announced our independent Data Monitoring Committee (DMC) met and evaluated data from 43 patients and noted there were no Grade 3 or greater treatment-related adverse events attributed to the combination. The DMC recommended continuing the trial with no modifications.

In October 2022, we announced an end-of-phase 2 meeting with the FDA for PDS0101 in combination with KEYTRUDA®. We have currently completed development of the Phase 3 clinical program that will support the submission of a Biologics License Application for PDS0101. We expect to file the amended IND with the FDA during Q3 2023.

In December 2022, we announced completion of the first stage of enrollment in the ICI refractory arm. Cohort follow-up is in progress that will permit a futility analysis to determine progression to stage 2 enrollment.

National Cancer Institute: PDS0101+ M9241 (now PDS0301) +Bintrafusp Alfa

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating PDS0101 with an IgG1 IL-12 (M9241), now PDS0301, and M7824 (Bintrafusp alfa), which is owned by EMD Serono (Merck KGaA) in patients with advanced/refractory HPV-positive cancers who have failed prior treatment. In February 2021, we announced that the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced/refractory HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of ICI-refractory patients for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 ICI refractory patients has been completed and evaluation of long-term patient survival ongoing.

Index
Preclinical study results arising from this CRADA were published in the Journal for ImmunoTherapy of Cancer,Immunomodulation to enhance the efficacy of an HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer2020;8:e000612. doi:10.1136/ jitc-2020-000612), and indicate that PDS0101 generated both HPV-specific T cells and an associated antitumor response when used as a monotherapy. When PDS0101 was combined with the two other novel clinical-stage anti-cancer agents, Bintrafusp Alfa and M9241 (which is now owned by us and referred to as PDS0301), the preclinical data suggested that all three therapeutic agents worked synergistically to provide superior tumor T cell responses and subsequent tumor regression when compared to any of the agents alone or the 2-component combinations. The published preclinical data demonstrating powerful activity of the triple combination appears to be corroborated in the Phase 2 trial, and this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

In June 2021, at the American Society of Clinical Oncology (ASCO) conference the NCI announced interim data in this trial which included, data in both ICI naïve and refractory patients. In the ICI naïve group 83% (5/6) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease. 100% of the ICI naïve patients (8/8) were alive at a median duration of 8 months. In the ICI refractory group 42% (5/12) of patients had an objective response, and 1 subject had achieved a complete response with no evidence of disease. 10/12 (83%) of ICI refractory patients were alive at a median duration of 8 months. An update provided in January 2022 showed as of December 31, 2021, that >40 subjects had been recruited into the trial and 30 HPV16-positive patients had been evaluated. The median survival of all patients (3:1 ICI refractor to naïve) was 12 months and progressing. The historical survival of ICI naïve and ICI refractory advanced HPV-positive cancers when treated with ICI are 7-11 months and 3-4 months, respectively, and best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

In June 2022, at the 2022 ASCO Annual Meeting, the NCI provided an update to the preliminary data presented at the 2021 meeting (Strauss J et al. J Clin Oncol 40, 2022 [suppl 16; abstr 2518]). This included data from 30 HPV16-positive patients and highlights were as follows:

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

In December 2022, we announced expanded interim data as follows:

●
Median OS was 21 months in 29 checkpoint inhibitor refractory patients who received the triple combination. The reported historical median OS in patients with ICI refractory disease is 3-4 months seen with checkpoint inhibitors and best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

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

MD Anderson Cancer Center (IMMUNOCERV): PDS0101+ Chemoradiotherapy

In October 2020, another PDS0101 Phase 2 IIT was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe that Versamune has strong T cell induction with the potential to enhance efficacy of the current standard of care CRT treatment in this indication.

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

Mayo Clinic: PDS0101 Monotherapy and in combination with KEYTRUDA®

In February 2022, we announced the initiation of an Investigator-Initiated Trial (ITT), MC200710, for PDS0101 alone or in combination with the immune checkpoint inhibitor, KEYTRUDA®, in patients with HPV-associated oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence. The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar at Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial not only broadens our addressable patient population of those affected by the increasing incidence of HPV(+)OPSCC, but also allows us to better understand the activity of PDS0101 alone or in combination with KEYTRUDA® in earlier stages of disease.  This trial is currently open for enrollment.

In this trial, treatment will be administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. PDS0101 has been shown to induce killer T cells that target and kill HPV-positive cancers, either alone or in combination with ICIs in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-associated cancers.  This trial will explore whether PDS0101 with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

PDS0102

PDS0102 is an investigational immunotherapy utilizing tumor-associated and immunologically active T cell receptor gamma alternate reading framed protein (TARP) from the NCI. PDS0102 is designed to treat TARP-associated cancers including, acute myeloid leukemia (AML), prostate and breast cancer. In our preclinical work, in the administration of PDS0102, the Versamuine+TARP antigen combination led to the induction of large numbers of tumor targeted killer T cells. In addition, the TARP tumor antigen alone has already been studied at the NCI in men with prostate cancer and been shown to be safe, immunogenic with slowing tumor growth rates (NCT00972309). We are evaluating the next steps in the clinical development of PDS0102 and are seeking nondilutive financings to move the program into human trials.

Index
PDS0103

In April 2020, the above mentioned PDS Biotech-NCI CRADA was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by PDS Biotech and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by PDS. PDS0103 is currently in the tech transfer and clinical scale up and manufacturing stage.

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed. Expression of MUC1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8 killer T cells. In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103 and prepared to submit our IND package in the first half of 2023. However, the actual submission date may potentially be impacted by the allocation of resources to initiate the pivotal trial for PDS0101. Our primary goal is commercialization of PDS0101, and allocation of resources to implement an earlier than planned start of a registrational trial may delay PDS0103 initiation.

Our current pipeline of Versamune based therapies is as follows:

IL-12 Oncology Immunocytokine Pipeline

PDS0301 (formerly known as NHS-IL-12 and M9241) is a novel investigational antibody conjugated (IgG1), tumor-targeting interleukin 12 (IL-12) immune-cytokine that enhances the proliferation, potency and longevity of T cells in the tumor microenvironment. Together with Versamune based immunotherapies PDS0301 works synergistically to overcome tumor immune suppression and to promote a targeted T cell attack against cancers. As with Versamune, PDS0301 is given by a simple subcutaneous injection. Clinical data suggests the addition of PDS0301 to Versamune based immunotherapies may demonstrate significant disease control in advanced cancer patients by shrinking tumors and/or prolonging life.

Index
With the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for PDS0301, we believe we have simplified our registrational pathway for the NCI-led triple combination by owning both PDS0101 and PDS0301 and combining these agents with an FDA approved ICI.  PDS0301 has been designed to overcome the limitations of cytokine therapy as explained above, and based on extensive preclinical studies performed at the NCI evaluating PDS0301 as a monotherapy and also in combinations with established standard of care treatments for cancer we believe that PDS0301 has significant potential as a cytokine therapy independent of Versamune.  Based on the informative preclinical studies, a number of ITT Phase 2 trials are currently in progress at the NCI, some of which are outlined below:

•
A Phase II Study Evaluating T-Cell Clonality After Stereotactic Body Radiation Therapy Alone and in Combination with the Immunocytokine M9241(PDS0301) in Localized High and Intermediate Risk Prostate Cancer Treated with Androgen Deprivation Therapy

•	A Phase I/II Study of M9241 (PDS0301) in Combination with Docetaxel in Adults with Metastatic Castration Sensitive and Castration Resistant Prostate Cancer

•	Phase I/II of 9241 (PDS0301) going forward as a Monotherapy in Advanced Kaposi Sarcoma

•	Phase I/II of M9241 (PDS0301) in Combination of with a Histone Deacetylase (HDAC) Inhibitor in ICI refractory MUC1-posiive colon and bladder cancers among others

We are working closely with the NCI to determine the determine the best pathway forward for the prioritized PDS0301 studies, as well as evaluating the use of PDS0301 in combination with other Versamune based clinical candidates.

Our current pipeline of antibody conjugated PDS0301 based therapies is as follows:

Infectimune Development Strategy

We believe that the key differentiating attributes of the Infectimune platform technology are strong induction of CD8 and CD4 T cells as well as antibodies which can be leveraged to improve treatment and preventive options in several infectious disease indications. In January 2022, we announced preclinical data on our universal flu program sponsored by the National Institute of Allergy and Infectious Disease (NIAID) demonstrating the potential of the Infectimune technology with computationally designed influenza proteins developed by the laboratory of Dr. Ted Ross at the University of Georgia to generate broadly protective anti-influenza immune responses across multiple strains of influenza. This data has provided a unique opportunity to highlight Infectimune’s potentially transformative utility in the development of more broadly effective and longer lasting protective vaccines. Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses. However, the induction of T cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

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

The results for Infectimune based PDS0202 and PDS0203 vaccines were published in two separate articles in the peer reviewed journal Viruses in February 2023: 1. preclinical studies demonstrating complete protection against sickness after lethal challenge with live SARS-CoV-2 or influenza viruses (Gandhapudi SK et al. Viruses 2023, 15, 432) and 2. Dramatically enhanced CD4 T cell responses to recombinant influenza proteins compared to leading commercial vaccine adjuvants (Henson TR et al. Viruses 2023, 15, 538).

Our current pipeline of Versamune and Infectimune based therapies is as follows:

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $9.7 million, and $8.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $111.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of March 31, 2023, we had $65.2 million in cash and cash equivalents.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned oncology and infectious disease clinical trials;

●	the timing and costs of our planned preclinical studies of our Immuno-oncology and vaccine clinical candidates;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

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

The process of conducting human clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval. The probability of successful commercialization of our drug candidates may be affected by numerous factors, including clinical data obtained in future trials, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our clinical candidates.

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase
	2023	2022	$ Amount	%
Operating expenses:	(in thousands)
Research and development expenses	$5,844	$5,161	$683	13%
General and administrative expenses	3,579	3,318	261	8%
Total operating expenses	9,423	8,479	944	11%
Loss from operations	(9,423)	(8,479)	(944)	11%
Interest income (expense), net	(237)	6	(243)	(4,050)%
Net loss and comprehensive loss	$(9,660)	$(8,473)	$(1,187)	14%

Research and Development Expenses

Research and development (R&D) expenses increased to $5.8 million for the three months ended March 31, 2023 from $5.2 million for the three months ended March 31, 2023. The increase of $0.6 million in 2023 was primarily attributable to an increase of $0.2 million in clinical studies and medical affairs, $0.8 million in personnel costs and $0.1 million in professional fees offset by a decrease of $0.5 million manufacturing.

General and Administrative Expenses

General and administrative expenses increased to $3.6 million for the three months ended March 31, 2023 from $3.3 million for the three months ended March 31, 2022. The increase of $0.3 million is primarily attributable to an increase of $0.8 million in personnel costs offset by a decrease of $0.5 million in professional fees.

Index
Liquidity and Capital Resources

In April 2022, we received approximately $1.2 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant our participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2020.

In August 2022, we filed a shelf registration statement, or the 2022 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units, up to an aggregate amount of $150 million, $50 million of which covers the offer, issuance and sale by us of our common stock under the Sales Agreement (as discussed below).  The 2022 Shelf Registration Statement was declared effective on September 2, 2022.

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and also has provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2022, we sold 1,238,491 shares of our common stock with a net value of $9.9 million pursuant to the Sales Agreement. During the quarter ended March 31, 2023, we sold 553,293 shares of our common stock with a net value of $4.6 million pursuant to the Sales Agreement.

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

Index
In connection with the Loan and Security Agreement, we issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of our common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the our property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants.  The key assumptions used in Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, and (iv) no estimated dividend yield.

In April 2023, we received approximately $1.4 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant our participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2021.

As of March 31, 2023, we had $65.2 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of March 31, 2023 will be sufficient to satisfy our operating cash needs into the third quarter of 2024.

We plan to continue to fund our operations and capital funding needs through equity and/or debt financings. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our existing stockholders. We may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our clinical development or future commercialization efforts or grant rights to develop and market immunotherapies that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(13,189)	$(6,369)
Net cash provided by financing activities	4,568	7
Net decrease in cash and cash equivalents	$(8,621)	$(6,362)

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.2 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase in net cash used in operating activities of $6.8 million was primarily due to an increase in net loss of $1.2 million, reduced by the increase in the non-cash stock-based compensation expense of $1.0 million, offset by changes in the timing of working capital requirements, including changes in prepaid expenses and other assets, accrued expenses and accounts payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was due to the receipt of net proceeds of $4.6 million due to the sale of common stock under the  Sales Agreement.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. Our budgeted cash requirements in 2023 and beyond include expenses related to continuing development and clinical studies.  We believe that our existing cash and cash equivalents as of March 31, 2023 are sufficient to continue operations and research and development programs into the third quarter of 2024. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations.

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

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize our products on our own; and

●	the initiation, progress, timing and results of our commercialization of our clinical candidates, if approved, for commercial sale.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Smaller Reporting Company

As of January 1, 2021, we were no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. However, we remain a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We will cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. We will continue to take advantage of some or all of the available exemptions.

Index
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. As of March 31, 2023, our cash equivalents consisted of bank deposits and money market accounts and our debt is a variable interest rate instrument. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2023 contained in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022. However, any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 28, 2023, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2023.

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

PDS Biotechnology Corporation

May 15, 2023	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2023	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)