Form 10-Q
period 2023-06-30
PDS Biotechnology Corp
filed 2023-08-14
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of August 7, 2023 was 30,868,188.

PDS BIOTECHNOLOGY CORPORATION
FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$60,624,991	$73,820,160
Prepaid expenses and other assets	2,725,958	2,660,230
Total current assets	63,350,949	76,480,390

Property and equipment, net	143,600	-
Financing lease right-to-use assets	220,213	374,888
Operating lease right-to-use asset	39,488	152,645

Total assets	$63,754,250	$77,007,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,414,905	$1,219,287
Accrued expenses	3,376,325	8,313,708
Financing lease obligation-short term	53,309	56,612
Operating lease obligation-short term	59,650	231,429
Total current liabilities	7,904,189	9,821,036

Noncurrent liabilities:
Note payable, net of debt discount	23,254,367	23,020,844
Financing lease obligation-long term	151,505	164,013
Total liabilities:	$31,310,061	$33,005,893

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at June 30, 2023 and December 31, 2022, 30,868,188 shares and 30,170,317 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	10,188	9,956
Additional paid-in capital	155,187,231	145,550,491
Accumulated deficit	(122,753,230)	(101,558,417)
Total stockholders’ equity	32,444,189	44,002,030

Total liabilities and stockholders’ equity	$63,754,250	$77,007,923

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development expenses	$8,004,852	$3,761,646	$13,848,538	$8,922,961
General and administrative expenses	4,691,321	3,331,006	8,270,049	6,648,913
Total operating expenses	12,696,173	7,092,652	22,118,587	15,571,874

Loss from operations	(12,696,173)	(7,092,652)	(22,118,587)	(15,571,874)

Interest income (expenses), net
Interest income	750,654	74,547	1,479,995	80,247
Interest expense	(995,397)	-	(1,962,242)	-
Interest income (expenses), net	(244,743)	74,547	(482,247)	80,247

Loss before income taxes	(12,940,916)	(7,018,105)	(22,600,834)	(15,491,627)
Benefit for income taxes	1,406,021	1,198,905	1,406,021	1,198,905
Net loss and comprehensive loss	(11,534,895)	(5,819,200)	(21,194,813)	(14,292,722)

Per share information:
Net loss per share, basic and diluted	$(0.37)	$(0.20)	$(0.69)	$(0.50)

Weighted average common shares outstanding, basic, and diluted	30,802,498	28,451,579	30,616,310	28,450,104

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2022	28,448,612	$9,387	$123,904,602	$(60,703,562)	$63,210,427
Stock based compensation expense	-	-	1,128,973	-	1,128,973
Issuances of common stock, from exercise of stock options	2,282	1	7,487	-	7,488
Net loss	-	-	-	(8,473,522)	(8,473,522)
Balance - March 31, 2022	28,450,894	$9,388	$125,041,062	$(69,177,084)	$55,873,366
Stock based compensation expense	-	-	1,348,601	-	1,348,601
Issuances of common stock, from exercise of stock options	7,794	3	22,426	-	22,429
Net loss	-	-	-	(5,819,200)	(5,819,200)
Balance - June 30, 2022	28,458,688	$9,391	$126,412,089	$(74,996,284)	$51,425,196

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2023	30,170,317	$9,956	$145,550,491	$(101,558,417)	$44,002,030
Stock based compensation expense	-	-	2,080,319	-	2,080,319
Issuances of common stock from the Sales Agreement, net	553,293	183	4,588,339	-	4,588,522
Net loss	-	-	-	(9,659,918)	(9,659,918)
Balance - March 31, 2023	30,723,610	$10,139	$152,219,149	$(111,218,335)	$41,010,953
Stock based compensation expense	-	-	2,105,538	-	2,105,538
Issuances of common stock, from exercise of stock options	1,409	1	8,848	-	8,849
Issuance of common stock for consulting agreement	100,000	33	609,967	-	610,000
Issuances of common stock from the Sales Agreement, net	43,169	14	243,729	-	243,743
Net loss	-	-	-	(11,534,895)	(11,534,895)
Balance - June 30, 2023	30,868,188	$10,188	$155,187,231	$(122,753,230)	$32,444,189

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,194,813)	$(14,292,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,185,857	2,477,574
Issuance of shares in consulting agreement	267,000	-
Amortization of debt discount	233,523	-
Depreciation expense	7,891	86
Operating lease expense	120,514	120,514
Finance lease depreciation expense	20,627	-
Changes in assets and liabilities:
Prepaid expenses and other assets	277,272	(1,160,341)
Accounts payable	3,195,618	568,588
Accrued expenses	(4,937,383)	115,217
Operating lease liabilities	(179,136)	(116,783)
Net cash used in operating activities	(18,003,030)	(12,287,867)

Proceeds from exercise of stock options	8,849	29,917
Payments of finance lease obligations	(33,253)	-
Proceeds from issuance of common stock, net of issuance costs	4,832,265	-
Net cash provided by financing activities	4,807,861	29,917

Net increase in cash and cash equivalents	(13,195,169)	(12,257,950)
Cash and cash equivalents at beginning of period	73,820,160	65,242,622
Cash and cash equivalents at the end of period	$60,624,991	$52,984,672

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$1,962,241	$-

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS Biotech”), is a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on its Versamune®, Versamune® plus PDS0301 and Infectimune® T cell-activating platforms and PDS0301 tumor targeting immunocytokine. The Company believes its targeted immunotherapies have potential to overcome the limitations of current immunotherapy approaches through the activation of the right type, quantity and potency of T cells.  Versamune, and Versamune plus PDS0301 for treatments in oncology and Infectimune, for treatments in infectious disease.  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune and Infectimune have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. Infectimune is also designed to promote the induction of disease-specific neutralizing antibodies.  Versamune plus PDS0301 enhances the proliferation, potency and longevity of T cells in the tumor microenvironment and works synergistically to overcome tumor immune suppression.

The Company’s immuno-oncology clinical candidates are of potential interest for use as a component of combination clinical candidates (for example, in combination with other leading technologies such as immune checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. The Company is also evaluating our immunotherapies as monotherapies in early-stage disease.  PDS Biotech is developing targeted clinical candidates to treat several cancers including Human Papillomavirus (HPV)-positive cancers, melanoma, colorectal, lung, breast and prostate cancers. The Company infectious disease candidates are of potential interest for use in universal influenza vaccines.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The interim balance sheet at June 30, 2023, the statements of operations and comprehensive loss and changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2023 and 2022 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of its financial information. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, filed by the Company with the SEC in its Annual Report on Form 10-K on March 28, 2023.

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

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data, such as patient enrollment, clinical trial site activations or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of June 30,
	2023	2022
Stock options to purchase Common Stock	5,324,402	4,289,943
Warrants to purchase Common Stock	506,229	124,604
Total	5,830,631	4,414,547

Index
(I)	Income taxes:

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

The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842, Leases (“ASC 842”). Both financing and operating leases are included in right-of-use (“ROU”) assets, lease obligation-short term and lease obligation-long term in the Company’s consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.

Note 3 – Liquidity

As of June 30, 2023, the Company had $60.6 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses.

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

Index
In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2022, the Company sold 1,238,491 shares of common stock with a net value of $9.9 million pursuant to the Sales Agreement. During the three and six months ended June 30, 2023, we sold 43,169 shares of our common stock with a net value of $0.2 million and 596,462 share of our common with a net value of $4.8 million, respectively, pursuant to the Sales Agreement.

In August 2022, the Company entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans).  Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022.  Loan E and Loan F are uncommitted Loans that could have been advanced by the lenders upon the Parties agreement prior to July 31, 2023 upon the satisfaction of certain conditions. The Parties are in discussion to extend this option, however, there is no guarantee that such an option will be extended on terms favorable to the Company or its existing stockholders, or at all. The Company may only use the proceeds of the Loans for working capital or general corporate purposes.  Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to certain events of default. Payments on the principal balance begin on October 1, 2024 and are paid monthly in the succeeding 24 months. The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Loan principal amount outstanding the preceding month.  The Company, at its option upon at least ten (10) business days’ written notice to the lenders, may prepay all (and not less than all) of the outstanding Loan by simultaneously paying to each lender an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Loans; plus (ii) an amount equal to (A) if such Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Loan, 3% of the then outstanding principal balance of such Loan, (B) if such Loan is prepaid after the Loan Amortization Date applicable to such Loan, but on or before the date that is 12 months after such Loan Amortization Date, 2% of the then outstanding principal balance of such Loan, or (C) if such Loan is prepaid more than 12 months after the Loan Amortization Date but prior to the stated maturity date applicable to such Loan, 1% of the then outstanding principal balance of such Loan; plus (iii) the outstanding principal balance of such Loan; plus (iv) all other sums, if any, that shall have become due and payable thereunder.  No prepayment premium will be applied to any outstanding balance of any Loan paid on the stated maturity date.

The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates, and fundamental changes.

In April 2023, the Company received approximately $1.4 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2021.

The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

Index
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q.  The Company’s budgeted cash requirements in 2023 and beyond include expenses related to continuing development and clinical trials.  Based on its available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, management believes there are sufficient funds to continue operations and research and development programs for 12 months following the filing of this Quarterly Report on Form 10-Q.

The Company plans to continue to fund its operations and capital funding needs through equity and/or debt financings. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its existing stockholders.  The Company may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to the Company’s stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict its operations. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate its clinical development or future commercialization efforts or grant rights to third parties to develop and market immunotherapies that the Company would otherwise prefer to develop and market itself. Any of these actions could harm its business, results of operations and prospects. Failure to obtain adequate financing also may adversely affect the Company’s ability to operate as a going concern.

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during the three and six months ended June 30, 2023 or 2022.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2023: (unaudited)
Cash and cash equivalents	$60,624,991	$60,624,991	$–	$–

As of December 31, 2022
Cash and cash equivalents	$73,820,160	$73,820,160	$–	$–

The carrying value of the Note Payable approximated its fair value at June 30, 2023 due to its variable rate.

Note 5 – Leases

Operating Lease:

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months with an option to renew through October 31, 2027. As of June 30, 2023 there are two (2) months remaining in the sublease term. Upon inception of the sublease, the Company recognized approximately $0.7 million of a ROU asset and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Supplemental cash flow information related to operating leases is as follows:

	As of June 30,
	2023	2022

Cash paid for operating lease liabilities	$179,136	$116,783

Index
Maturity of the Company’s operating lease liability is as follows:

Year ended December 31,
2023	$60,333
2024	-
2025	-
2026	-
2027 and after	-
Total future minimum lease payments	60,333
Less imputed interest	(683)
$59,650

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of June 30,
	2023	2022

Cash paid for finance lease liabilities	$43,221	$-

Maturity of the Company’s financing lease liability is as follows:

Year ended June 30,
2023	$34,924
2024	$69,850
2025	$69,850
2026	$40,108
2027 and after	$26,724
Total future minimum lease payments	241,456
Less imputed interest	(36,642)
Remaining lease liability	$204,814

The Company entered into four financing leases for laboratory equipment with a total cost of $251,959 with four to five-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $6,000. In the six months ended June 30, 2023, the Company exercised a bargain purchase option, which resulted in recognition of property and equipment of $151,490.

Note 6 – Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	As of June 30, 2023	As of December 31, 2022
Accrued research and development	$874,200	$5,645,737
Accrued professional fees	941,515	550,259
Accrued compensation	1,268,575	1,837,330
Accrued interest on debt	291,667	280,382
Accrued rent	368	-
Total	$3,376,325	$8,313,708

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

As previously disclosed, on December 8, 2020, the Board of Directors of the Company adopted, subject to stockholder approval, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Inventive Plan (the “Restated Plan”), which amended and restated the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Current Plan”). At the annual meeting of stockholders on June 17, 2021 the stockholders voted to approve the Restated Plan at the Annual Meeting. The Restated Plan is identical to the Current Plan in all material respects, except as follows: (a) the number of shares of Common Stock authorized for issuance under the Restated Plan will increase from 826,292 shares to 3,339,243 shares, plus the total number of shares that remained available for issuance, that are not covered by outstanding awards issued under the Current Plan, immediately prior to December 8, 2020; and (b) the Restated Plan will terminate on December 7, 2030, unless earlier terminated. On July 14, 2023, the Company’s stockholders approved an amendment to the Current Plan increasing the number of shares of common stock for issuance from 4,165,535 to 6,565,535 shares. As of June 30, 2023, there were 178,513 shares available for grant under the Restated Plan.

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards. As of June 30, 2023, there were 190,799 shares available for grant under the Restated Plan.

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

 On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options. The Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On December 8, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. On May 17, 2022, the Company further amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 500,000 shares to 1,100,000 shares. The 2019 Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the 2019 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any parent or subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of June 30, 2023, there were 185,315 shares available for grant under the 2019 Inducement Plan.

The Company’s stock-based compensation expense related to stock options was recognized in operating expense as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$806,548	$487,532	$1,607,312	$856,582
General and administrative	1,298,990	861,069	2,578,545	1,620,992
Total	$2,105,538	$1,348,601	$4,185,857	$2,477,574

Index
The fair value of options granted during the three and six months ended June 30, 2023 and 2022 was estimated using the Black-Scholes option valuation model utilizing the following assumptions. There were 29,900 and 1,154,500 of options granted during the three and six month periods ended June 30, 2023, respectively and 494,000 and 1,439,005 of options granted during the three and six month period ended June 30, 2022, respectively.

	Three Months Ended June 30		Six Months Ended June 30,
	2023	2022	2023	2022
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	143.87%	100.05%	142.07%	99.45%
Risk-Free Interest Rate	3.59%	2.60%	4.05%	11.62%
Expected Term in Years	6.08	6.02	6.08	6.43
Dividend Rate	–	–	–	–
Fair Value of Option on Grant Date	$5.09	$4.01	$10.64	$4.59

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	4,171,311	$5.56	7.89	$10,839,589
Granted	1,154,500	11.45
Exercised	(1,409)	-
Forfeited and expired	-	-
Options outstanding at June 30, 2023	5,324,402	$6.85	7.86	$4,645,635
Vested and expected to vest at June 30, 2023	5,324,402	$6.85	7.86	$4,645,635
Exercisable at June 30, 2023	2,513,595	$5.80	6.83	$2,901,233

At June 30, 2023 there was approximately $20,357,890 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 2.75 years.

The Company entered into an agreement with DC Consulting for certain consulting services and issued 100,000 shares in connection with the agreement.

Note 8 – Income Taxes

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2023 and there will be no current income tax expense.  Additionally, there was a full valuation allowance against the net deferred tax assets as of June 30, 2023 and December 31, 2022. As such, the Company recorded no income tax benefit due to realization uncertainties.

The Company’s U.S. statutory rate is 21%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2023 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of June 30, 2023, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and six months ended June 30, 2023 and for the year ended December 31, 2022.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $1.4 million and $1.2 million of income tax benefit, net of transaction costs in the six months ended June 30, 2023 and 2022, respectively.

Index
Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and six months ended June 30, 2023 was $126,532 and $253,202 respectively, compared to the three and six months ended June 30, 2022 of $55,500 and $111,000.

Exclusive License Agreement

In January 2023, we entered into an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting antibody conjugated IL-12, M9241 (the “Merck KGaA License Agreement”). Pursuant to the Merck KGaA License Agreement, the Company agreed to make (i) development and first commercial sale milestone payments totaling up to $11 million upon the achievement of certain milestones, including the dosing of the fifth patient in a Phase 3 trial of the clinical candidate and first commercial sale of the product for a first and second indication in a major market, and (ii) up to $105 million upon achieving certain aggregate sales levels of the product.

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

Term Loan Amounts. The Loan and Security Agreement provides for the following six (6) separate and independent term loans: (a) a term loan in the amount of $7,500,000 (“Loan A”), (b) a term loan in the amount of $10,000,000 (“Loan B”), (c) a term loan in the amount of $3,750,000 (“Loan C”), (d) a term loan in the amount of $3,750,000 (“Loan D”), (e) a term loan in the amount of $5,000,000 (“Loan E”), and (f) a term loan in the amount of $5,000,000 (“Loan F”) (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a “Loan” and, collectively, the “Loans”). Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022. Loan E and Loan F are uncommitted Loans that could have been advanced by the Lenders upon the Parties agreement prior to July 31, 2023 upon the satisfaction by the Company of certain agreed upon conditions. The Parties are in discussion to extend this option, however, there is no guarantee that such an option will be extended on terms favorable to the Company or its existing stockholders, or at all. The Company may only use the proceeds of the Loans for working capital or general corporate purposes.

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

Covenants; Representations and Warranties; Other Provisions. The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates, and fundamental changes.

Default Provisions. The Loan and Security Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, and bankruptcy by and/or of the Company.

Warrant and Debt Discount. In connection with the Loan and Security Agreement, the Company issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of the Company’s common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the Company’s property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants.  The key assumptions used in the Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, (iv) and no estimated dividend yield. In addition, the Company incurred third party and lender fees of $449,329. These proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrant and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the loan and Security Agreement using the effective interest method. The unamortized debt discount was $2,683,133 as of June 30, 2023. The Company recognized interest expense of $961,753 and $1,952,272 for the three and six months ended June 30, 2023 and $121,997 and $233,523 was related to the amortization of the debt discount for the three and six months ended June 30, 2023.

Note 11 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $36,863 and $131,769 for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 of $37,776 and $157,009 respectively.

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

●
the successful implementation of the Company’s research and development programs and collaborations, including any collaboration trials concerning the Company’s Versamune and Infectimune based clinical candidates and the Company’s interpretation of the results and findings of such programs and collaborations and whether such results are sufficient to support the future success of the Company’s clinical candidates;

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
●
any Company statements about its understanding of clinical candidates’ mechanisms of action and interpretation of preclinical and early clinical results from its clinical development programs and any collaboration trials; the acceptance by the market of the Company’s clinical candidates, if approved;

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

Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on our Versamune®, Versamune® plus PDS0301 and Infectimune® T cell-activating platforms and PDS0301 tumor targeting immunocytokine. We believe our targeted immunotherapies have the potential to overcome the limitations of current immunotherapy approaches through the activation of the right type, quantity and potency of T cells.  Versamune, and Versamune plus PDS0301 are utilized for treatments in oncology and Infectimune, for treatments in infectious disease.  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune and Infectimune have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. Infectimune is also designed to promote the induction of disease-specific neutralizing antibodies.  Versamune plus PDS0301 enhances the proliferation, potency and longevity of T cells in the tumor microenvironment and works synergistically to overcome tumor immune suppression.

Recent Developments

In June 2022, two abstracts were presented at the 2022 American Society of Clinical Oncology Annual Meeting: Abstract number 6041, PDS0101 a novel type 1 interferon and CD8 T cell activating immunotherapy in combination with pembrolizumab in subjects with recurrent/metastatic HPV16-positive squamous cell carcinoma (HNSCC) and Abstract number 2518, Phase 2 evaluation of the combination of PDS0101, M9241 (now PDS0301), and bintrafusp alfa with HPV16-positive malignancies. Also in May 2022, we expanded our VERSATILE-002 clinical trial into Europe and in June 2022, the U.S. Food and Drug Administration (the “FDA”) had granted Fast Track designation to our lead candidate, PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab). The FDA’s Fast Track designation is designed to aid in the development and to expedite the review of drug candidate applications that could potentially treat serious or life-threatening conditions. In order to receive Fast Track designation, a clinical candidate must also demonstrate the potential to address an unmet medical need. Companies with treatments granted this designation are given the opportunity to have more frequent meetings with the FDA throughout the entire dug development and review process, with the goal of moving promising new drugs more rapidly through the process. It also provides the opportunity to submit sections of a Biologics License Application (the “BLA”) on a rolling basis, where the FDA may review portions of the BLA as they are received instead of waiting for the entire BLA submission. In addition, Fast Track designated products are eligible for priority review at the time BLA submission. In October 2022, we announced the successful end-of-phase 2 meeting with the FDA including guidance on key elements of the clinical program that will support the submission of a BLA.

In July 2022, we announced the presentation of universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune® enhances antibodies elicited by COBRA hemagglutinin influenza vaccine.

In November 2022, we presented data from two Phase 2 clinical trials at the 37th Annual Meeting for the Society of Immunotherapy of Cancer (SITC): Abstract number 674, IMMUNOCERV, an ongoing Phase 2 trial combining PDS0101, an HPV-specific T cell immunotherapy, with chemotherapy and radiation for treatment of locally advanced cervical cancers and Abstract number 695, Immune correlates associated with clinical benefit in patients with checkpoint refractory HPV-positive malignancies treated with triple combination immunotherapy.

Index
In December 2022, we executed an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting antibody conjugated IL-12, M9241, which joined our pipeline as PDS0301. PDS0301 is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy which today have resulted in high toxicity and limited therapeutic potential.  The proprietary combination of Versamune plus PDS0301 is designed to overcome tumor immune suppression utilizing a different mechanism from immune checkpoint inhibitors (ICI). The ownership of both assets we believe will streamline the registrational process and its use.  The combination of Versamune® and IL-12 to overcome immune suppression is patented by PDS Biotech.  In a Phase 2 National Cancer Institute (NCI)-led clinical trial in ICI refractory patients, the combination of PDS0101 and PDS0301 administered with an investigational bi-functional ICI resulted in a median overall survival of 21 months, which compares favorably to the historical median survival of 3-4 months reported in ICI refractory HPV-positive cancers when treated with ICIs and best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

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

In June 2023, an abstract was presented at the 2023 American Society of Clinical Oncology: Abstract number 6012, Safety and Efficacy of Immune Checkpoint Inhibitor (ICI) Naïve Cohort from Study of PDS0101 and Pembrolizumab in HPV16-Positive Head and Neck Squamous Cell Carcinoma (HNSCC). The abstract was also selected as one of the featured posters to be reviewed by an expert panel in the Head and Neck Cancer discussion session.

Clinical Candidate Pipeline

VERSATILE-002: PDS0101 + KEYTRUDA®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer commenced.  Enrollment in stage 2 of 2 for the ICI naïve arm and the ICI refractory arms are   complete. The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first- and second line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

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

In February 2022, we achieved the preliminary efficacy milestone of at least four or more objective responses of the first 17 patients in the ICI naïve arm that allowed that arm to proceed to full enrollment. We also announced detailed preliminary safety data which showed that the combination is well tolerated without evidence of enhanced or significant toxicity in the first 18 patients in the ICI naïve arm. We have completed enrollment in Stage 1 of the ICI refractory arm and we are waiting for sufficient follow up to conduct the futility analysis.

Index
In June 2022, we presented additional preliminary efficacy and safety data from this trial at the ASCO Annual Meeting (Weiss J et al. J Clin Oncol 40, 2022 (suppl 16; abstr 6041). The abstract provided preliminary data on 19 patients (safety) with available imaging data for 17 of the 19 patients (efficacy). Highlights from the abstract were as follows:

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

In May 2022, we expanded this trial into Europe and in June 2022, as described above, we received Fast Track designation from the US FDA for PDS0101 in combination with pembrolizumab.

In August 2022, our independent Data Monitoring Committee (DMC) met and evaluated data from 43 patients and noted there were no Grade 3 or greater treatment-related adverse events attributed to the combination. The DMC recommended continuing the trial with no modifications.

In October 2022, we announced the results of an end-of-phase 2 meeting with the FDA for PDS0101 in combination with KEYTRUDA®. We have completed the plan for the Phase 3 clinical program that will support the submission of a BLA for PDS0101 and have submitted to the FDA.

In December 2022, we completed the first stage of enrollment in the ICI refractory arm. Cohort follow-up is in progress that will permit a futility analysis to determine progression to stage 2 enrollment is in progress.

In May 2023, we completed enrollment in the ICI naïve arm. We filed our amended IND with the FDA in the third quarter of 2023 and plan to initiate a phase 3 trial for ICI  (VERSATILE-003) in the fourth quarter of 2023.

In June 2023, an abstract was presented at the 2023 American Society of Clinical Oncology: Abstract number 6012, Safety and Efficacy of Immune Checkpoint Inhibitor (ICI) Naïve Cohort from Study of PDS0101 and Pembrolizumab in HPV16-Positive Head and Neck Squamous Cell Carcinoma (HNSCC). The abstract was also selected as one of the featured posters to be reviewed by an expert panel in the Head and Neck Cancer discussion session. The data from the abstract is as follows:

•	Estimated 12-month overall survival rate was 87.1%. Published results are 36-50% with approved ICIs used alone*.
•	Median progression-free survival was 10.4 months (95% CI 4.2, 15.3). Published results are median PFS of 2-3 months for approved ICIs when used as monotherapy in patients with similar PD-L1 levels*.
•	A disease control rate (disease stabilization or tumor shrinkage) of 70.6% (24/34)
•
Confirmed and unconfirmed objective response rate is 41.2% (14/34 patients), which is identical to the preliminary response rate data PDS Biotech previously reported at ASCO 2022 (7/17 patients). To date these responses have been confirmed in nine of the 34 patients (26.5%), including one complete response.

•	15/34 patients (44.1%) had stable disease.
•	9/34 patients (26.5%) had progressive disease.
•	4/48 (8.3%) of patients had a Grade 3 treatment-related adverse event (TRAE). No Grade 4 or higher TRAEs were observed.

Index
National Cancer Institute: PDS0101+ M9241 (now PDS0301) +Bintrafusp Alfa

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating PDS0101 with an IgG1 IL-12 (M9241), now PDS0301, and M7824 (Bintrafusp alfa), which is owned by EMD Serono (Merck KGaA) in patients with advanced/refractory HPV-positive cancers who have failed prior treatment. In February 2021, the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced/refractory HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of ICI-refractory patients for assessment of safety and activity of the triple combination. Preliminary efficacy assessment of the triple combination in this added group of 20 ICI refractory patients has been completed and evaluation of long-term patient survival ongoing.

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

In September 2022, we determined, in agreement with the NCI, to select the ICI refractory patients as the preferred treatment group in the on-going PDS0101-based triple combination therapy in advanced HPV-positive cancers and the trial was closed to further enrollment given the ICI refractory arm had been fully recruited.

In October 2022, we presented additional expanded interim data as follows:

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

Index
In December 2022, we presented expanded interim data as follows:

●
Median OS was 21 months in 29 checkpoint inhibitor refractory patients who received the triple combination. The reported historical median OS in patients with ICI refractory disease is 3-4 months seen with checkpoint inhibitors and best reported median survival to date with systemic therapy of 8.2 months in ICI refractory head and neck cancer.

●
In ICI naïve subjects, 75% remain alive at a median follow-up of 27 months.  As a result, median OS had not yet been reached. Historically median OS for similar patients with platinum experienced ICI naïve disease is 7-11 months.

●	Objective response rate (ORR) in ICI refractory patients who received the optimal dose of the triple combination is 63% (5/8). In current approaches ORR is reported to be less than 10%.
●	ORR in ICI naïve patients with the triple combination is 88%. In current approaches ORR is reported to be less than 25% with FDA-approved ICIs in HPV-positive cancers.
●
Safety data had not changed since October’s update. 48% (24/50) of patients experienced Grade 3 (moderate) treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 (severe) AEs, compared with approximately 70% of patients receiving the combination of ICIs and chemotherapy reporting Grade 3 and higher treatment-related AEs.

In February 2023, we announced the successful completion of a Type B meeting with the FDA for the combination therapy of PDS0101, PDS0301, and an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic HPV-positive ICI-refractory head and neck cancer. We confirmed the required contents of the trial design for a potential registrational trial of the combination.

MD Anderson Cancer Center (IMMUNOCERV): PDS0101+ Chemoradiotherapy

In October 2020, another PDS0101 Phase 2 IIT was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe that Versamune has strong T cell induction with the potential to enhance efficacy of the current standard of care CRT treatment in this indication with the FDA at this meeting.

In November 2022, data from this trial was included in a poster presentation at the 2022 SITC Annual Meeting which included the following:

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

Mayo Clinic: PDS0101 Monotherapy and in combination with KEYTRUDA®

In February 2022, we initiated an Investigator-Initiated Trial (ITT), MC200710, for PDS0101 alone or in combination with the immune checkpoint inhibitor, KEYTRUDA®, in patients with HPV-positive oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence. The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar at Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial not only broadens our addressable patient population of those affected by the increasing incidence of HPV(+)OPSCC, but also allows us to better understand the activity of PDS0101 alone or in combination with KEYTRUDA® in earlier stages of disease.  This trial is currently open for enrollment.

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

PDS0102

PDS0102 is an investigational immunotherapy utilizing tumor-associated and immunologically active T cell receptor gamma alternate reading framed protein (TARP) from the NCI. PDS0102 is designed to treat TARP-associated cancers including, acute myeloid leukemia (AML), prostate and breast cancer. In our preclinical work, in the administration of PDS0102, the Versamuine+TARP antigen combination led to the induction of large numbers of tumor targeted killer T cells. In addition, the TARP tumor antigen alone has already been studied at the NCI in men with prostate cancer and been shown to be safe, immunogenic with slowing tumor growth rates (NCT00972309). We are evaluating the next steps in the clinical development of PDS0102 and are seeking nondilutive financings to move the program into clinical trials.

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

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed. Expression of MUC1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8 killer T cells. In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103 and prepared to submit our IND package by the end of 2023. However, the actual submission date may potentially be impacted by the allocation of resources to initiate the pivotal trial for PDS0101. Our primary goal is commercialization of PDS0101, and allocation of resources to implement an earlier than planned start of a registrational trial may delay PDS0103 initiation.

Our current pipeline of Versamune based therapies is as follows:

Index
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

With the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for PDS0301, we believe we have simplified our registrational pathway for the NCI-led triple combination by owning both PDS0101 and PDS0301 and combining these agents with an FDA approved ICI.  PDS0301 has been designed to overcome the limitations of cytokine therapy as explained above, and based on extensive preclinical studies performed at the NCI evaluating PDS0301 as a monotherapy and also in combinations with established standard of care treatments for cancer, we believe that PDS0301 has significant potential as a cytokine therapy independent of Versamune.  Based on the informative preclinical studies, a number of ITT Phase 2 trials are currently in progress at the NCI, some of which are outlined below:

•	Phase II Study Evaluating ICI Naïve and Refractory Patients with HPV-postive malignancies treated with PDS0301, PDS0101 and bintrafusp alfa.
•
A Phase II Study Evaluating T-Cell Clonality After Stereotactic Body Radiation Therapy Alone and in Combination with the Immunocytokine PDS0301in Localized High and Intermediate Risk Prostate Cancer Treated with Androgen Deprivation Therapy

•	A Phase I/II Study of PDS0301 in Combination with Docetaxel in Adults with Metastatic Castration Sensitive and Castration Resistant Prostate Cancer
•	Phase I/II of PDS0301 going forward as a Monotherapy in Advanced Kaposi Sarcoma
•	Phase I/II of PDS0301 in Combination of with a Histone Deacetylase (HDAC) Inhibitor in ICI refractory MUC1-positive colon and bladder cancers among others

We are working closely with the NCI to determine the best pathway forward for the prioritized PDS0301 studies, as well as evaluating the use of PDS0301 in combination with other Versamune based clinical candidates.

Our current pipeline of antibody conjugated PDS0301 based therapies is as follows:

Index
Infectimune Development Strategy

We believe that the key differentiating attributes of the Infectimune platform technology are strong induction of CD8 and CD4 T cells as well as antibodies which can be leveraged to improve treatment and preventive options in several infectious disease indications. In January 2022, we presented preclinical data on our universal flu program sponsored by the National Institute of Allergy and Infectious Disease (NIAID) demonstrating the potential of the Infectimune technology with computationally designed influenza proteins developed by the laboratory of Dr. Ted Ross at the University of Georgia to generate broadly protective anti-influenza immune responses across multiple strains of influenza. This data has provided a unique opportunity to highlight Infectimune’s potentially transformative utility in the development of more broadly effective and longer lasting protective vaccines. Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses. However, the induction of T cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

Based on the promising data with the universal seasonal flu vaccine and the current focus of the NIAID in developing more effective flu vaccines, we have decided to opportunistically focus our near-term infectious disease activities to align with the interests of the NIAID Collaborative Influenza Vaccine Innovation Centers (CIVICs) program. This will involve development of a universal seasonal flu vaccine and the potential development of a universal pandemic influenza vaccine based on similar computationally designed antigens as have shown promise with Infectimune.

In July 2022, universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune enhances antibodies elicited by COBRA hemagglutinin influenza vaccine. We are evaluating the next steps in the clinical development and funding for PDS0202.

The results for Infectimune based vaccines were published in two separate articles in the peer reviewed journal Viruses in February 2023: 1. preclinical studies demonstrating complete protection against sickness after lethal challenge with live SARS-CoV-2 or influenza viruses (Gandhapudi SK et al. Viruses 2023, 15, 432) and 2. Dramatically enhanced CD4 T cell responses to recombinant influenza proteins compared to leading commercial vaccine adjuvants (Henson TR et al. Viruses 2023, 15, 538).

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $21.2 million, and $14.3 million for the six months June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $122.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of June 30, 2023, we had $60.6 million in cash and cash equivalents.

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

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval. The probability of successful commercialization of our drug candidates may be affected by numerous factors, including clinical data obtained in future trials, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Results of Operations

The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase
	2023	2022	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$8,005	$3,762	$4,243	113%
General and administrative expenses	4,691	3,331	1,360	41%
Total operating expenses	12,696	7,093	5,603	79%
Loss from operations	(12,696)	(7,093)	(5,603)	79%
Interest income (expense), net	(245)	75	(320)	(427)%
Benefit from income taxes	1,406	1,199	207	17%
Net loss and comprehensive loss	$(11,535)	$(5,819)	$(5,716)	98%

Research and Development Expenses

Research and development (R&D) expenses increased to $8.0 million for the three months ended June 30, 2023 from $3.8 million for the three months ended June 30, 2022. The increase of $4.2 million is primarily attributable to an increase of $1.4 million in clinical trials, $0.5 million in personnel costs, including $0.2 million in non-cash stock-based compensation and $2.3 million in manufacturing expenses.

Index
General and Administrative Expenses

General and administrative expenses increased to $4.7 million for the three months ended June 30, 2023 from $3.3 million for the three months ended June 30, 2022. The increase of $1.4 million is primarily attributable to an increase of $0.5 million in personnel costs, including $0.4 million in non-cash stock-based compensation and $0.9 million in professional fees.

Benefit from Income Taxes

Income tax benefit was $1.4 million for the three months ended June 30, 2023 and $1.2 million for the three months ended June 30, 2022. The increase of $0.2 million was due to an increase in the amount of New Jersey NOL carryforwards sold when compared to the comparable period.

Comparison of the Six months June 30, 2023 and 2022

The following table summarizes the results of our operations for the six months June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$13,849	$8,923	$4,926	55%
General and administrative expenses	8,270	6,649	1,621	24%
Total operating expenses	22,119	15,572	6,547	42%
Loss from operations	(22,119)	(15,572)	(6,547)	42%
Interest income (expense), net	(482)	80	(562)	(703)%
Benefit from income taxes	1,406	1,199	207	17%
Net loss and comprehensive loss	$(21,195)	$(14,293)	$(6,902)	48%

Research and Development Expenses

Research and development (R&D) expenses increased to $13.8 million for the six months June 30, 2023 from $8.9 million for the six months ended June 30, 2022. The increase of $4.9 million was primarily attributable to an increase in personnel costs of $1.4 million, including $0.7 million in non-cash stock-based compensation, clinical trials of $1.6 million and manufacturing expenses of $1.9 million.

General and Administrative Expenses

General and administrative expenses increased to $8.3 million for the six months June 30, 2023 from $6.6 million for the six months ended June 30, 2022. The increase of $1.6 million was primarily attributable to an increase in personnel costs of $1.2 million, including $1.0 million in non-cash stock-based compensation and professional and legal costs of $0.4 million.

Benefit from Income Taxes

Income tax benefit was $1.4 million for the six months ended June 30, 2023 and $1.2 million for the six months ended June 30, 2022. The increase of $0.2 million was due to an increase in the amount of New Jersey NOL carryforwards sold when compared to the comparable period.

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

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and also have provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2022, we sold 1,238,491 shares of our common stock with a net value of $9.9 million pursuant to the Sales Agreement. During the three and six months ended June 30, 2023, we sold 43,169 shares of our common stock with a net value of $0.2 million and 576,462 share of our common with a net value of $4.8 million, respectively, pursuant to the Sales Agreement.

In August 2022, we entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans).  Loan A, Loan B, Loan C, and Loan D were delivered to us on August 24, 2022. Loan E and Loan F are uncommitted Loans that could have been advanced by the lenders upon the Parties agreement prior to July 31, 2023 upon the satisfaction of certain agreed upon conditions. The Parties are in discussion to extend this option, however, there is no guarantee that such an option will be extended on terms favorable to the Company or its existing stockholders, or at all. We may only use the proceeds of the Loans for working capital or general corporate purposes.  Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to agreed upon events of default. Payments on the principal balance begin on October 1, 2024 and are paid monthly in the succeeding 24 months. The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate.

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

As of June 30, 2023, we had $60.6 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of June 30, 2023 will be sufficient to satisfy our operating cash needs for 12 months following the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(18,003)	$(12,288)
Net cash provided by financing activities	4,808	30
Net increase in cash and cash equivalents	$(13,195)	$(12,258)

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.0 million and $12.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase in net cash used in operating activities of $5.7 million was primarily due to an increase in net loss of $6.9 million, reduced by the increase in the non-cash stock-based compensation expense of $2.0 million, offset by changes in the timing of working capital requirements, including changes in prepaid expenses and other assets, accrued expenses and accounts payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was due to the receipt of net proceeds of $4.8 million due to the sale of common stock under the  Sales Agreement.

Index
Operating Capital Requirements

To date, we have not generated any product revenue. We do not know when, or if, we will generate any product revenue and we do not expect to generate significant product revenue unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our vaccine candidates, and begin to commercialize any approved vaccine candidates. We are subject to all of the risks incident to the development of new products, and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect to incur additional costs associated with operating as a public company and anticipate that we will need substantial additional funding in connection with our continuing operations.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. Our budgeted cash requirements in 2023 and beyond include expenses related to continuing development and clinical studies. We believe that our existing cash and cash equivalents as of June 30, 2023 are sufficient to continue operations and research and development programs for 12 months following the filing of this Quarterly Report on Form 10-Q. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business and from changes in the interest rate on our debt borrowings. These market risks are principally limited to interest rate fluctuations. As of June 30, 2023, our cash equivalents consisted of bank deposits and money market accounts and our debt is a variable interest rate instrument. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio and debt agreement, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended June 30, 2023 contained in this Quarterly Report on Form 10-Q.

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

In April 2023, the Company entered into a consulting agreement with DC Consulting LLC pursuant to which DC Consulting LLC will provide the Company with certain management consulting services. The term of the consulting agreement commenced on April 12, 2023 and will terminate on October 10, 2023.  In consideration for the services to be rendered under the consulting agreement, the Company agreed to pay DC Consulting LLC up to $100,000 in cash and issued DC Consulting LLC 100,000  unregistered shares of the Company’s common stock having a fair value of approximately $659,000 on the date of issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+
Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•	Filed herewith (unless otherwise noted as being furnished herewith)
+	Indicates management compensatory plan or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

August 14, 2023	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo
President and Chief Executive Officer (Principal Executive Officer)

August 14, 2023	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer
(Principal Financial and Accounting Officer)