Form 10-K
period 2023-12-31
PDS Biotechnology Corp
filed 2024-03-28
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) of the registrant as of June 30, 2023, was $148,298,700 (based on the closing price for shares of the registrant’s common stock as reported on the Nasdaq Capital Market on that date).

The number of shares of the registrant’s common stock, par value $0.00033 per share, outstanding as of March 21, 2024 was 36,679,275.

Documents Incorporated By Reference

Portions of registrant’s definitive proxy statement relating to registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

●
the timing for the Company or its partners to initiate the planned clinical trials for its Versamune® products, including PDS0101, PDS0103, and others, alone or in combination with PDS01ADC (formerly known as PDS0301/M9241/NHS-IL-12), as well as Infectimune® based products and the future success of such trials

●
the successful implementation of the Company’s research and development programs and collaborations, including any collaboration studies concerning Versamune®, PDS01ADC and Infectimune® based products and the Company’s interpretation of the results and findings of such programs and collaborations and whether such results are sufficient to support the future success of the Company’s product candidates;

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

●	other factors, including legislative, regulatory, political and economic developments not within the Company’s control, including those listed under Part II, Item 1A. Risk Factors.

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

Index
PART I

Unless the context requires otherwise, references in this report to “PDS Biotech,” “Company,” “we,” “us,”and “our” and similar designations refer to PDS Biotechnology Corporation and our subsidiary.

ITEM 1.	Business

Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer immunotherapies based on our Versamune® T cell-activator and Versamune® in combination with our interleukin 12 (IL-12) fused antibody drug conjugate (ADC), PDS01ADC, a tumor targeting immunocytokine. In addition, we are developing the Infectimune® T cell-activator in infectious diseases.

We believe our investigational targeted immunotherapies have the potential to overcome the limitations of current immunotherapy approaches through effective conversion of the immune suppressive tumor to an immunogenic microenvironment in addition to the induction of the right type, potency and quantity of tumor-targeting killer (CD8) T cells.  Our Versamune® immunotherapies and Versamune® in combination with PDS01ADC, are utilized for treatments in oncology, and Infectimune® is utilized for preventive vaccines against infectious agents. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional disease-specific CD4 helper and CD8 killer T cells, a specific sub-type of T cell that has shown potential to be more effective at killing infected or target cells. Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies. PDS01ADC is an investigational tumor targeting IL-12 that we believe may enhance the proliferation, potency and longevity of T cells in the tumor microenvironment and reduces the prevalence of immune suppressive cells and components within the tumor. We believe that our proprietary combination of Versamune® and PDS01ADC may enhance the proliferation, potency and longevity of antigen specific multifunctional CD8 T cells in the tumor microenvironment and work synergistically to inhibit or treat cancer.

In November 2022, we announced the presentation of data from two Phase 2 clinical trials at the 37th Annual Meeting for the Society of Immunotherapy of Cancer (SITC):  Abstract number 674, IMMUNOCERV, an ongoing Phase 2 trial combining PDS0101, an HPV-specific T cell immunotherapy, with chemotherapy and radiation for treatment of locally advanced cervical cancers and Abstract number 695, “Immune correlates associated with clinical benefit in patients with immune checkpoint refractory HPV-associated malignancies treated with triple combination immunotherapy”.

In December 2022, we executed an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting IL12 fused antibody drug conjugate, M9241, which joined our pipeline as PDS01ADC. PDS01ADC is a novel investigational tumor-targeting fusion protein of IL-12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy, specifically high toxicity and limited therapeutic potential. The proprietary combination of Versamune® and PDS01ADC is designed to overcome tumor immune suppression utilizing a different mechanism from immune checkpoint inhibitors (ICI). The combination of Versamune® and IL-12 to overcome immune suppression is patented by PDS Biotech, and we believe our ownership of both assets will streamline the clinical development, registrational process and their potential therapeutic use. In a Phase 2 National Cancer Institute (NCI)-led clinical trial in Immune checkpoint inhibitor (ICI) resistant patients, the combination of PDS0101 and PDS01ADC administered with an investigational bi-functional ICI resulted in a median overall survival of approximately 20 months. The historical median survival reported in ICI resistant HPV-positive cancers when treated with ICIs is 3-4 months and best reported median survival to date with systemic therapy is 8.2 months in ICI resistant head and neck cancer.

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

Index
In June 2023, an abstract was presented at the 2023 American Society of Clinical Oncology: Abstract number 6012, “Safety and Efficacy of Immune Checkpoint Inhibitor Naïve Cohort from Study of PDS0101 and Pembrolizumab in HPV16-Positive Head and Neck Squamous Cell Carcinoma (HNSCC)”. The abstract was also selected as one of the featured posters reviewed by an expert panel in the Head and Neck Cancer discussion session.

In September 2023, data on our investigational universal flu vaccine, PDS0202, was presented at the 9th European Scientific Working Group on Influenza (ESWI) conference. This data demonstrated broad neutralization across multiple influenza strains in animals and provided protection against infection after challenging animals not previously exposed to flu with lethal doses of the pandemic H1N1 flu virus.

In October 2023, data demonstrating PDS0101 in combination with standard-of-care (SOC) chemoradiotherapy was associated with a rapid decline in human papillomavirus-positive circulating cell-free DNA (ctHPV-DNA), a potential predictive biomarker of treatment response. The data from the IMMUNOCERV Phase 2 clinical trial was featured in an oral presentation at the American Society for Radiation Oncology Annual Meeting.

In October 2023, updated interim data based on an August 2, 2023 cut off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer was presented at a Company-sponsored key opinion leader roundtable.

In October 2023, interim safety and immune response data was presented for the first-in-human Phase 1/2 clinical trial evaluating PDS01ADC in combination with current SOC chemotherapy, docetaxel, to treat metastatic castration sensitive and castration resistant prostate cancer. The data was featured in an oral presentation at the 11th Annual Meeting of the International Cytokine & Interferon Society.

In October 2023, immune response data from a preliminary analysis of a subset of patients in our VERSATILE-002 Phase 2 clinical trial was presented at the European Society for Medical Oncology Congress 2023.

In November 2023, we announced updated survival data from our NCI-led Phase 2 trial investigating the triple combination of PDS0101, PDS01ADC and an investigational ICI in two groups of advanced cancer patients with various types of human papillomavirus (HPV) 16-positive cancers.

In November 2023, preclinical data from our NCI-led trial including PDS0101, PDS01ADC and an HDAC inhibitor in ICI-resistant HPV-16 positive cancer was presented during a poster presentation at the Society for Immunotherapy of Cancer 38th Annual Meeting.

The challenges to effective immunotherapy

The clinical effectiveness of immunotherapy has been limited by two main challenges: (i) inability to access and convert the tumor to an immunogenic microenvironment, and (ii) inability to generate adequate quantities of high-quality killer CD8 T cells. Effective treatments should also minimize systemic toxicities and generate immunological memory. On a fundamental biological or immunological level, one of the most significant challenges facing clinicians is the availability of simple and easy to administer therapies that can effectively treat cancer with minimal side effects.

Index
Cancer Immunotherapy

Cancer immunotherapy is a form of cancer treatment that utilizes the ability of the body’s own immune system to recognize, attack and eliminate cancer. The ultimate goal of cancer immunotherapy is to improve patient quality of life and to extend patient life by slowing down progression of the cancer, causing shrinkage of the tumors and in some cases eradication of the cancer. The body’s immune system is a complex, biological network designed to defend against germs, other microscopic invaders, and cancer cells. Once the immune system recognizes an organism or cell as foreign or dangerous, it begins a series of complex reactions to identify, target and eliminate them. This process of events is referred to as mounting an immune response. Cancer immunotherapy takes advantage of the fact that most cancer cells express unique proteins, also called tumor antigens, not normally expressed by healthy cells that can be recognized by the immune system as abnormal. Because the immune system is precise, for the most part, a resulting immune response can target these dangerous cancer cells exclusively while sparing healthy cells. However, the challenge remains that cancer cells are able by various mechanisms to evade the immune system’s surveillance, so the body becomes tolerant to them.

We believe cancer immunotherapy should have the following attributes to maximize the opportunity for clinical effectiveness in patients:

●	Stimulate both tumor-specific killer and helper T cells within the body

●	Activate, arm and expand large numbers of T cells that recognize the tumor

●	Minimize immune suppression in the tumor microenvironment (TME) to make the cancer more visible or susceptible to attack by the immune system

●	Generate immune memory, so that there is a prolonged anti-tumor immune response to treatment

●	Optimize safety and tolerability by limiting systemic inflammation and toxicity

As stated in the June 2019 issue of The Journal of Immunology, a leading peer-reviewed journal in the field of immunology, our Versamune® platform possesses each of these attributes, inducing potent anti-tumor responses in preclinical studies. (Gandhapudi, et al., J. Immunology, June 2019; Rumfield et al, J. Journal for ImmunoTherapy of Cancer, May 2020). We believe our Versamune® technology platform in combination with our IL-12 antibody drug conjugate, PDS01ADC, is unique in its ability to successfully encompass the mechanistic attributes required to induce a safe and effective anti-cancer immune response in preclinical data.

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

Index
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

Finally, cancers can be difficult to cure because they may recur even after successful initial treatment due to micro-metastatic (hidden) tumors that are not completely eradicated after treatment and that eventually expand.  It is yet another task of the immune system to remain vigilant over a sustained period to mitigate the risk of recurrence.  Such vigilance may be mediated by memory T cells which serve as the immune system’s long-term memory. To be durable and effective over an extended period after treatment, and to minimize the likelihood of cancer recurrence, immunotherapy should enhance this immune function as well.

Versamune® Platform

Versamune® has shown the potential to overcome the challenges of immunotherapy

Versamune® is a proprietary lipid nanoparticle and T cell activating platform designed to overcome the challenges of current immunotherapy and improve the treatment outcomes of patients with cancer. Versamune® derived products are based on positively charged (cationic) and immune activating lipids that form spherical nanoparticles in aqueous media. These lipids include the R-enantiomer of 1,2-dioleoyl-e-trimethyl-ammonium-propane (R-DOTAP). Cationic lipids are positively charged molecules that have a water-soluble portion (head group) attached to a water insoluble tail. The water-soluble portion of the molecule has a positive charge and the water-insoluble portion is made up of hydrocarbon (also called fatty acid) chains. The nanoparticles, which are coated with a positive charge, are deliberately sized to mimic viruses, facilitating detection by the body’s immune system and uptake by dendritic cells.

To treat a specific cancer, the unique or overexpressed antigen found on the surface of the cancer cells is manufactured, then mixed with the Versamune® nanoparticles to create a pharmaceutical product for simple subcutaneous injection.

Index
Versamune® has the potential to promote dendritic cell update of antigens

One of the biggest challenges in developing a potent immunotherapy is uptake of the immunotherapy by dendritic cells. Versamune® is designed specifically to be taken up by dendritic cells in the skin. As noted, Versamune® nanoparticles are sized comparably to viruses normally taken up as part of the natural function of the dendritic cells, facilitating efficient uptake of the Versamune® based immunotherapy. Studies evaluating the uptake of Versamune® nanoparticles by dendritic cells and epithelial cells, found almost exclusive uptake by the dendritic cells. Four hours following a single subcutaneous injection, about 80% of the dendritic cells in the draining lymph node were found to have taken up the Versamune® based immunotherapy.

Index
Versamune® has the potential to promote efficient antigen processing and T cell presentation

When dendritic cells take up Versamune® nanoparticles they become activated, mature and begin recruiting additional dendritic cells. Once inside the dendritic cell, the tumor-associated antigen is released and processed into the requisite small peptides (pieces of protein) in the cell compartment known as the cytoplasm. An important potential advantage of Versamune® is its ability to fuse with and destabilize endosomes in the cell, promoting efficient entry of the antigen into the cell compartment where processing can take place. Processed antigen is turned into peptides that then present in both the MHC class I and class II pathways. The MHC class I pathway is critical to programming CD8 killer T cells and the MHC class II pathway to programming CD4 helper T cells to recognize tumor antigens. When Versamune® - induced maturation occurs, the dendritic cells express costimulatory molecules on their surface, which facilitate the highly efficient uptake and presentation of antigens to the T cells. We believe this activity overcomes one of the most significant limitations of current immunotherapy development – the efficient priming of critical CD8 killer T cells against tumor antigens. Versamune® has been demonstrated to promote presentation of antigens to CD4 helper T cells as well.

Index
Versamune® has the potential to promote efficient activation and robust expansion of high quality polyfunctional CD8 killer T cells and CD4 helper in Lymph Nodes

Ultimately mature dendritic cells migrate into lymph nodes, small glands located throughout the body containing white blood cells including T cells, where much of the key immunological activity pertaining to the priming and expansion of T cells takes place.  In the lymph nodes, the dendritic cells present the tumor antigens to T cells resulting in activation or priming of the T cells to recognize the particular antigen expressed by the cancer. Importantly, Versamune® has also demonstrated the potential to upregulate type I interferon genes (type I IFN), which are responsible for critical immunological processes. Upregulation of type I IFN induces an important immunological protein called CD69 that facilitates interactions between the dendritic cell and T cells in the lymph nodes.

Upregulation of type I IFN signaling also induces multiple immune messenger proteins called cytokines and chemokines that further signal T cells to infiltrate into the lymph nodes. Powerful activators of CD8 killer T cells, such as CCL2 and CXCL10 are documented to be induced by Versamune® as well. As the Versamune® induced production of chemokines appears to be restricted to the lymph nodes, the site of T cell activation, it provides for both superior activation and expansion of CD8 killer T cells. Localization of these immune messengers within the lymph nodes and their limited presence in the blood circulation enhances the safety of the Versamune® based immunotherapies. Thus, through the versality of its mechanisms of action, as understood to date, we believe that Versamune® may safely promote the efficient and robust expansion in-vivo of large numbers of highly potent (polyfunctional) CD8 killer T cells, both critical factors in developing a successful immunotherapy.

Versamune® has the potential to overcome immune suppression

Regulatory T cells (Treg) are a sub-population of white blood cells normally responsible for recognizing normal healthy cells and for preventing autoimmune disease. In cancer however, they are utilized by the cancer cells to suppress immune detection. Versamune® may contribute to significant alteration of the tumor microenvironment by dramatically reducing the Treg to killer CD8 T cell ratio thus making the tumors more susceptible to destruction by killer T cells. Preclinical studies have demonstrated that lowering the Treg to CD8 killer T cell ratio with polyfunctional CD8 killer and CD4 helper T cells promotes effective tumor lysis and regression.  Overcoming a tumor’s immune tolerance and minimizing its ability to evade detection is a significant goal of successful cancer immunotherapy that together with potent T cell induction may translate to enhanced tumor elimination.

Index
In preclinical studies, Versamune® (R-DOTAP) nanoparticles demonstrated a reduction in the Treg/CD8 T cell ratio

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

Index
Versamune® has the potential to induce Immune Memory

Memory T cells allow the body to maintain tumor-recognizing and attacking T cells for an extended period after treatment, with the ideal outcome of reducing cancer recurrence. Preliminary studies demonstrated that Versamune® protected mice that had experienced tumor regression against tumor reestablishment even when the mice were reinjected with the same tumor cells. This sustained protection was evidence of immune memory: persistence of antigen-specific T cells to recognize tumor proteins associated with a particular cancer, as the animals were not protected against establishment of different tumors. Evidence of the potential for Versamune® based immunotherapies to induce immune memory was also demonstrated in a Phase 1 clinical trial in humans.

Enhancing tumor-specific memory responses to monitor for tumor antigens and eradicate cancer cells well after initial treatment we believe provides potential for significant durable clinical benefit by possibly reducing the incidence of tumor recurrence and improving survival of patients.

Today, many cancer immunotherapies produce serious systemic autoimmune effects due to blockage of existing regulatory mechanisms such as the immune checkpoints as well as inflammatory toxicities due to the increased presence and spikes of cytokines in the blood circulation. We believe the mechanism of action of Versamune® as well as its design have the potential to contribute to the localization of cytokines in the lymph nodes and specific targeting of CD8 killer T cells to antigens in tumor tissue. Therefore, the hypothesis is that Versamune® based therapies may exhibit an improved and favorable safety profile compared to currently available treatments.

As noted, Versamune® is injected subcutaneously (under the skin) and its mechanisms of action are localized primarily in the lymph nodes. Further supporting these observations are data demonstrating that negligible levels of Versamune® induced cytokines were detected in the blood of mice. Very low quantities of Versamune® were detected in the blood or in any organ outside of the lymph nodes.

Additionally, Versamune® is broken down (hydrolyzed) in the body into fatty acids and excreted, showing in these preliminary studies that it could mitigate the potential for short- or long-term accumulation of the nanoparticles. These preclinical observations have been confirmed by early clinical data documenting that this localized, and highly specific cascade of immune activity was associated with an absence of significant systemic toxicity at all doses tested. In a Phase 1 clinical trial designed to evaluate safety, all patients had transient swelling and redness at the injection site due to initiation of the immunological cascade at the injection site which cleared completely within 3-7 days and no dose-limiting toxicities or long-term safety concerns were observed. Similarly, in our ongoing Phase 2 trials in combination with other treatments, no dose-limiting toxicities or long-term safety concerns were attributed to PDS0101 since three of the four studies were initiated in 2020.

In choosing and designing a Versamune® based therapy for development, careful attention is paid to selecting specific, appropriate antigens because, as described above, Versamune® induces a strong T cell response to the antigen. All the antigens currently being evaluated in combination with Versamune® are present primarily in cancer cells which should therefore result in tumor-specific T cell attack, thereby minimizing off-target toxicity and potential destruction of healthy cells and tissue.

Index
Versamune® has the potential to minimize circulating tumor DNA (ctDNA)

ctDNA is tumor-derived fragmented DNA that is released into a person’s blood stream by cancerous cells and tumors. It can come from primary or metastatic cancer sites. We believe that the reduction of ctDNA, as a biomarker, has the potential to signify a potential reduction or elimination of cancer.  As noted, we believe Versamune® may safely promote the efficient and robust expansion in-vivo of large numbers of highly potent (polyfunctional) CD8 killer T cells. In an MD Anderson led Phase 2 clinical trial, IMMUNOCERV, where the ctHPV 16 DNA biomarker measured in certain patients decreased in the blood by Day 170 (T5) as HPV16-specific killer T cells proliferated in the tumor microenvironment as seen in a representative patient in the chart below.

Versamune®’ s potential as a cancer immunotherapy platform

The potential ability of Versamune® to modulate and enhance numerous critical steps required for an effective immune response may provide additional opportunities to treat a variety of cancers. Further, its diverse mechanisms of action together with its favorable safety profile suggest therapeutic promise when used in combination with other treatment modalities or immunotherapies such as immune checkpoint inhibitors as well as in the single-agent monotherapy setting.

PDS0101: Human Papillomavirus (HPV)-Related Cancers

Despite the successful introduction of HPV preventive vaccines, HPV-related cancers remain a significant component of the global cancer burden. HPV infection occurs in both men and women and is associated with head and neck (oropharyngeal), cervical, anal, vaginal, vulvar and penile cancers.

PDS0101 is our lead Versamune® based immunotherapy. PDS0101 combines Versamune® with a mixture of short proteins (peptides) derived from the cancer-causing HPV16 viral protein. HPV16 is the most pervasive and difficult to treat HPV amongst the 13 different high-risk, cancer-causing HPV types. In a preclinical study in the most widely utilized animal HPV-cancer tumor model, PDS0101 uniquely induced complete regression of the tumors after a single sub-cutaneous injection. As a result of this data, a Phase 1 open-label, dose-escalation, proof of concept study of PDS0101 in women with cervical intraepithelial neoplasia (CIN) infected with high-risk HPV types. The data demonstrated that PDS0101 was immunologically active at all three doses studied, confirmed induction of high levels of active HPV-specific CD8 killer T cells, and was associated with clinical regression of the cervical lesions that often occurred rapidly. These results suggest that PDS0101 activated the critical mechanisms in humans resulting in potent T cells which target and effectively kill human HPV-positive cancer cells. All patients who experienced regression remained disease-free over the 2-year retrospective evaluation period, suggesting potential durability or memory of the immune response. The clinical data was presented at the 34th Annual Society for the Immunotherapy of Cancer Conference in November 2019 (Wood, et al., 2019).  Based on this encouraging preclinical and human data, PDS0101 is being studied in multiple Phase 2 clinical trials in various HPV-related cancers one sponsored by the Company in collaboration with Merck and three investigator-initiated trials being conducted by the National Cancer Institute (NCI), MD Anderson Cancer Center and Mayo Clinic. We believe the data presented from these Phase 2 clinical trials in 2022 demonstrated favorable results.

Index
PDS0102: T cell receptor gamma Alternate Reading frame Protein (TARP)-Related Cancers

The TARP antigen is strongly associated with prostate and breast cancers. In the U.S. 450,000 patients are projected to be diagnosed with prostate or breast cancer this year. Approximately 90% of prostate cancers and 50% of breast cancers overexpress the TARP tumor antigen. In a human clinical trial, the NCI demonstrated that its proprietary TARP antigens were effectively recognized by the immune system in prostate cancer patients with PSA biochemical recurrence leading to a notable reduction in tumor growth rate. In preclinical studies, a dramatically enhanced TARP-specific killer T cell response was observed when our designed TARP antigens were combined with Versamune®. As discussed further below, in November 2021, we entered into the NCI Patent License Agreement with the U.S. Department of Health and Human Services, as represented by the NCI of the National Institutes of Health (NIH).  We obtained a nonexclusive worldwide license to the patent rights for NCI’s TARP to develop and commercialize TARP peptide-based therapies in combination with our Versamune® technology for the treatment of acute myeloid leukemia, prostate and breast cancers. Preclinical development is ongoing.

PDS0103: Mucin-1 (MUC1)-Related Cancers

MUC1 is highly expressed in multiple solid tumor types and has been shown to be associated with drug resistance and poor disease prognosis. We are developing PDS0103, a Versamune® based therapy in combination with novel, highly immunogenic, agonist epitopes of the MUC1 oncogenic C-terminal region to treat ovarian, breast, colorectal and lung cancers. In preclinical studies, a dramatically enhanced MUC1-specific killer T cell response was observed when the novel antigens were combined with Versamune®. Preclinical development is ongoing.

Versamune® has demonstrated immunological compatibility with a wide array of tumor and pathogenic antigens. While our current oncology pipeline pairs Versamune® with 4 different tumor antigens, to address over 10 cancer types, more than 75 tumor antigens have been identified and reported. We believe that Versamune® has the potential to work well with a wide range of identified tumor antigens and neoantigens, and we are exploring the expansion of our Versamune® based pipeline by pairing the technology with multiple tumor antigens to potentially develop additional product candidates.

Versamune® based immunotherapies plus PDS01ADC as a cancer immunotherapy platform

PDS01ADC (formerly known as PDS0301/NHS-IL-12/M9241) is a novel investigational antibody conjugated (IgG1), tumor-targeting interleukin 12 (IL-12) immune-cytokine that enhances the proliferation, potency and longevity of T cells in the tumor microenvironment. Together with Versamune® based immunotherapies PDS01ADC works synergistically to overcome immune suppression and simultaneously promote a targeted T cell attack against cancer. As with Versamune®, PDS01ADC is given by a simple subcutaneous injection. Clinical data suggests the addition of PDS01ADC to Versamune® based immunotherapies may demonstrate significant disease control by shrinking tumors and/or prolonging life.  In a completed Phase 2 clinical trial conducted by NCI, evaluating PDS0101 and PDS01ADC in combination with M7824 (Bintrafusp alfa), survival data for ICI naïve patients from the trial indicated that 75% (6/8) of these patients were still alive at 36 months, and the median overall survival (OS) has not yet been reached. Published data on standard-of-care ICIs report 30-50% of these patients typically remain alive at 12 months, and less than 30% of the patients remain alive at 24 months.  In the ICI resistant group, the 12-month OS rate was 72% and the triple combination achieved a median OS of approximately 20 months.

PDS01ADC monotherapy has shown activation of an immune response and correlation with clinical benefit in metastatic solid tumors

We believe PDS01ADC monotherapy promotes therapeutically relevant immune responses, and stronger immune activation has been observed at higher doses. An analysis of patients at baseline and after PDS01ADC monotherapy treatment documented in the graphs below. Interferon-gamma is associated with the induction of natural killer (NK) cells and T cells. Granzyme B is associated with the induction of active killer CD8 T cells. Importantly, higher levels of these CD8 T cells were associated with improved clinical outcomes. (Toney NJ et al. International Immunopharmacology 116 (2023) 109736).

Index
PDS01ADC is differentiated from other IL-12 treatments

PDS01ADC is a novel investigational immune-cytokine fusion protein composed of two molecules of IL-12 fused to each of the two heavy-chains of a human IGg1 antibody. The IGg1 antibody targets the DNA/histones exposed in necrotic areas of solid tumors, thus delivering the IL-12 into the tumor and limiting its systemic accumulation. As seen in the chart below, PDS01ADC (PDS0301) shows low accumulation in blood circulation potentially promoting safety.

Infectimune® has potential as an infectious disease vaccine platform

PDS Biotech has developed a second cationic platform that is being applied to the development of infectious disease vaccines and this specific formulation has been trademarked Infectimune®.  It has been formulated to activate the immune system to induce rapid and longer-lasting neutralizing antibody responses for improved protection against infectious pathogens.  Preclinical studies suggest that it has the potential to induce T cell responses including memory T cell responses to provide the immune system with long-term memory and potential sustained protection against infectious pathogens over an extended period of time that may exceed traditional antibody-based protection. We believe it could provide safe and effective vaccines that are well tolerated by healthy individuals.

PDS0202: Universal influenza vaccine

According to the World Health Organization, influenza causes 3 to 5 million cases and approximately 290,000 to 650,000 deaths each year. Due to the existence of multiple strains of flu, a new seasonal flu vaccination is usually developed to provide protection against the strains predicted to be prevalent in an upcoming flu season. As a result, the protective efficacy of the current vaccines varies widely from season to season. We are developing a new generation of flu vaccines with the potential to provide long-lasting, and broad protection against multiple strains of the virus. We believe that the successful development of a universal flu vaccine could eliminate the need to create a vaccine to protect against each year’s predicted variants. Our Infectimune® platform is combined with computationally optimized broadly reactive antigen (COBRA) to potentially provide longer lasting, more effective response to the influenza vaccine. In the fourth quarter of 2021, we entered into a Patent License Agreement with the University of Georgia (UGA) which provides a nonexclusive license to the patent rights for UGA’s COBRA antigens to develop and commercialize a universal influenza vaccine worldwide. The UGA Patent License Agreement includes customary milestone payments and royalties.

In February 2023, we announced preclinical Infectimune® publication in peer reviewed journal Viruses showing unique induction of high levels of multifunctional CD4+ T cells capable of broadly protective functions compared to leading commercial vaccine technologies (Henson TR et al. Viruses 2023, 15, 538).

Also in February 2023, we announced a second preclinical Infectimune® publication in peer reviewed journal Viruses showing complete protection in animal studies with PDS0202, a novel recombinant investigational protein-based universal flu vaccine (Gandhapudi SK et al. Viruses 2023, 15, 432).

Oncology Development Strategy

The unique combination of high potency and favorable safety profile of the Versamune® platform observed in preclinical studies was corroborated in the successfully completed 12-patient PDS0101 monotherapy Phase 1/2a clinical trial.  All patients were infected with cancer causing (high risk) strains of HPV, which are less likely to spontaneously regress. In September 2019, we reported retrospective clinical outcome data from this trial. Despite most of the patients being infected with multiple HPV strains including or excluding HPV 16, regression was seen in 8 out of 10 patients, with complete regression of pre-cancerous lesions documented in 6 out of 10 patients at their first post-treatment evaluation, which occurred within 1-3 months of completing treatment.  In addition, the fact that no disease recurrence occurred over the two-year evaluation period strongly suggested a robust and durable therapeutic immune response due to the induction of T cells by PDS0101 administration that were clinically active. As a result of this information and the documentation in the trial of PDS0101’s ability to generate potent and biologically active CD8 T cells in-vivo, we focused our clinical strategy on areas of more severe unmet medical need in which PDS0101 is combined with other immune-modulating agents, including immune checkpoint inhibitors and standard of care e.g., chemoradiotherapy, to provide improved clinical benefit to patients.

Index
We believe that rational design of combination immunotherapies using complementary agents that promote synergy with each other and reduce the potential for compounded toxicity will substantially enhance the potential for combination therapies to deliver improved clinical benefit for cancer patients. Based on our data, Versamune® appears to activate an appropriate combination of immunological pathways to promote strong CD8 T cell induction while also altering the tumor microenvironment to make tumors more susceptible to T cell attack, which we believe makes it an ideal complement to immune checkpoint inhibitors and other immune-modulating agents by enhancing their potency as part of combination therapies. In addition, the differences in mechanism of action between Versamune® and checkpoint inhibitors, as well as the initial demonstrated safety profile of Versamune®, suggests that these combinations may be potentially much better tolerated by patients than other combination therapies involving immune checkpoint inhibitors and other cancer treatments such as immune-cytokines and chemotherapy.

Clinical Candidate Pipeline

National Cancer Institute: Versamune® PDS0101+ PDS01ADC (formerly known as PDS0301/M9241/NHS-IL-12) +Bintrafusp Alfa

In June 2020, the first patient was dosed under a Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating our product candidates PDS0101 and PDS01ADC in combination with M7824 (Bintrafusp alfa), a bi-functional immune checkpoint inhibitor (ICI) which is owned by EMD Serono (Merck KGaA) in patients with advanced HPV-positive cancers who have failed prior treatment. In February 2021, the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of IC -resistant patients for assessment of safety and activity of the triple combination. The trial has been closed for enrollment. Preliminary efficacy assessment of the triple combination in this added group of 29 ICI resistant patients has been completed and evaluation of long-term patient survival is ongoing.

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

In June 2022, at the 2022 ASCO Annual Meeting, the NCI provided an update to the preliminary data presented at the 2021 meeting (Strauss J et al. J Clin Oncol 40, 2022 [suppl 16; abstr 2518]). This included data from 30 HPV16-positive patients and highlights were as follows:

●	Objective response (OR = >30% tumor reduction) was seen in 88% (7/8) of patients with ICI naive disease; 4/7 (57%) patients’ responses were ongoing (median 17 months).
●
With ICI resistant patients: PDS01ADC dosing appeared to affect response rates, with 5/8 (63%) patients receiving PDS01ADC at 16.8 mcg/kg achieving an OR compared to 1/14 (7%) patients who received PDS01ADC at 8 mcg/kg achieving an OR; 4/6 (67%) patients’ responses were ongoing (median 12 months).

●	Tumor reduction was seen in 45% (10/22) of patients with ICI resistant disease, including patients receiving high or low dose PDS01ADC.
●
In ICI resistant patients treated with high or low dose PDS01ADC, survival outcomes were similar (p=0.96 by Kaplan Meier analysis). At a median of 12 months of follow up 17/22 (77%) of patients were alive.

●	In ICI naïve patients 6/8 (75%) were alive at median 17 months of follow up.
●	Similar OR and survival were seen across all types of HPV16-positive cancers.
●
Preliminary safety data: 13/30 (43%) of patients experienced Grade 3 treatment-related adverse events (AEs), and 2/30 patients (7%) experienced Grade 4 AEs. There were no grade 5 treatment-related AEs.

We believe the trial  results to date strongly suggest, in agreement with the published preclinical studies, that all 3 drugs contribute to the clinical outcomes.

In September 2022, we determined, in agreement with the NCI, to select the ICI resistant patients as the preferred treatment group in the on-going PDS0101-based triple combination therapy in advanced HPV-positive cancers and the trial was closed to further enrollment given the ICI resistant arm had been fully recruited.

Index
In October 2022, we presented additional interim data as follows:

●	Survival data: 66% (19/29) of HPV16-positive ICI resistant patients in the cohort were alive at a median follow up of 16 months.
●	Safety profile: 48% (24/50) patients experienced Grade 3 treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 AEs. There were no Grade 5 treatment-related AEs.
●	HPV16-positive ICI naïve patients: 75% (6/8) were alive at a median follow up of 25 months and 38% (3/8) of responders had a complete response.

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

●
In ICI naïve subjects, 75% remained alive at a median follow-up of 27 months.  As a result, median OS had not yet been reached. Historically, observed median OS for similar patients with platinum experienced ICI naïve disease is 7-11 months.

●	Objective response rate (ORR) in ICI resistant patients who received the optimal dose of the triple combination is 63% (5/8). In current approaches ORR is reported to be less than 10%.
●	ORR in ICI naïve patients with the triple combination was reported as 88%. In current approaches, ORR is reported to be less than 25% with FDA-approved ICIs in HPV-positive cancers.
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

In November 2023, we released updated interim survival data as follows:

●	75% of ICI naïve patients remain alive at 36 months; published median OS in similar patients is 7-11 months
●	12-month survival rate in ICI resistant patients was 72%
●	Median OS in ICI resistant HPV-positive patients is approximately 20 months; published median OS is 3.4 months

VERSATILE-002: PDS0101 + Keytruda®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer commenced. Enrollment in stage 2 of 2 for the ICI naïve arm and the ICI resistant arms are complete. The clinical trial was designed to evaluate the efficacy and safety of this therapeutic combination as a first and second line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this PDS Biotech-sponsored trial patients whose cancer had returned following initial treatment or spread were treated with the combination of PDS0101 and Keytruda® to evaluate if the addition of PDS0101 might improve the efficacy reported in published studies of Keytruda® alone. Patients in the trial received a total of 5 cycles of combination therapy in the context of standard of care Keytruda® therapy which was administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is the objective response rate (ORR) at six months following initiation of treatment. There are two cohorts in the trial. Cohort 1 is for patients who have yet to be treated with an immune checkpoint inhibitor (ICI naïve) and cohort 2 which consists of patients who have failed immune checkpoint inhibitor therapy (ICI resistant).

In February 2022, we achieved the preliminary efficacy milestone of at least four or more objective responses among the first 17 patients in the ICI naïve arm, allowing that arm to proceed to full enrollment. We also announced detailed preliminary safety data which showed that the combination was well tolerated without evidence of enhanced or significant toxicity in the first 18 patients in the ICI naïve arm. We also completed enrollment in Stage 1 of the ICI resistant arm and were awaiting sufficient follow-up to conduct the futility analysis.

Index
In May 2022, we expanded this trial into Europe and in June 2022, we received Fast Track designation from the U.S. FDA for PDS0101 in combination with pembrolizumab.

In June 2022, we presented additional preliminary efficacy and safety data from this trial at the ASCO Annual Meeting (Weiss J et al. J Clin Oncol 40, 2022 (suppl 16; abstr 6041)). The abstract provided preliminary data on 19 patients (safety) with available imaging data for 17 of the 19 patients (efficacy). Data on 17 patients was presented. Highlights from the abstract were as follows:

●
Confirmed and unconfirmed objective response rates (ORR) thus far (tumor shrinkage greater than 30%) was seen in 7/17 (41.2%) patients with 2 of the 7 having complete responses (CR). Published results state ORR of approximately 19% for approved ICIs, used as monotherapy for recurrent or metastatic head and neck cancer.

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

In October 2022, we announced the results of an end-of-phase 2 meeting with the FDA for PDS0101 in combination with Keytruda®. We have completed the plan for the Phase 3 clinical program that will support the submission of a BLA for PDS0101 and have submitted it to the FDA.

In December 2022, we completed the first stage of enrollment in the ICI resistant arm. Cohort follow-up is in progress that will permit a futility analysis to determine progression to stage 2 enrollment is in progress.

In May 2023, we completed enrollment in the ICI naïve arm. We filed our amended Investigational New Drug (IND) application with the FDA in the third quarter of 2023. In October 2023, we received feedback from the FDA on the amended IND. Later in October, as part of business development discussions, we received insights from potential business partners on the Phase 3 clinical protocol.

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
●
Confirmed and unconfirmed objective response rate is 41.2% (14/34 patients), which is identical to the preliminary response rate data PDS Biotech previously reported at ASCO 2022 (7/17 patients). To date, these responses have been confirmed in 9 of the 34 patients (26.5%), including one complete response.

●	15/34 patients (44.1%) had stable disease.
●	9/34 patients (26.5%) had progressive disease.
●	4/48 (8.3%) of patients had a Grade 3 treatment-related adverse event (TRAE). No Grade 4 or higher TRAEs were observed.

Index
In October 2023, at a key opinion roundtable updated interim data was presented based on an August 2, 2023 cut off from our VERSATILE-002 Phase 2 clinical trial evaluating PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is an FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer. Data on 52 patients was presented. The data from the roundtable based on investigator assessment was as follows:

Highlights from the ICI naïve cohort include:

●	24-month overall survival rate is 74%; published 24-month survival rate of less than 30% for approved ICI.
●	12-month OS rate is 80%; published results of 30-50% with approved ICIs.
●	Tumor shrinkage seen in 60% (31/52) of patients.
●	Confirmed overall response rate is 27% (14/52) to date.
●	Median progression-free survival is 8.1 months to date; published results of 2-3 months PFS with approved ICIs.
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

MD Anderson Cancer Center (IMMUNOCERV): PDS0101+ Chemoradiotherapy

In October 2020, a PDS0101 Phase 2 IIT was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe that Versamune® has strong T cell induction with the potential to enhance efficacy of the current standard of care CRT treatment in this indication.

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

Index
In October 2023, data demonstrated that PDS0101 in combination with standard-of-care (SOC) chemoradiotherapy was associated with a rapid decline in human papillomavirus circulating cell-free DNA (ctHPV-DNA), a potential predictive biomarker of treatment response. The data from the IMMUNOCERV Phase 2 clinical trial was featured in an oral presentation at the American Society for Radiation Oncology Annual Meeting which included the following:

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

PDS0102

PDS0102 is an investigational immunotherapy utilizing tumor-associated and immunologically active T cell receptor gamma alternate reading framed protein (TARP) from the NCI. PDS0102 is designed to treat TARP-associated cancers, including acute myeloid leukemia (AML), prostate and breast cancer. In our preclinical work, in the administration of PDS0102, the Versamune®+TARP antigen combination led to the induction of large numbers of tumor targeted killer T cells. In addition, the TARP tumor antigen alone has already been studied at the NCI in men with prostate cancer and been shown to be safe, immunogenic with slowing tumor growth rates (NCT00972309).

PDS0103

In April 2020, the above mentioned CRADA between PDS Biotech and the NCI was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by us and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by us. PDS0103 is currently in the tech transfer and clinical scale up and manufacturing stage.

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed. Expression of MUC1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to PDS0101, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8 killer T cells. In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103, and we are prepared to submit our IND package by the second half of 2024.

Index
IL-12 Oncology Immunocytokine Pipeline

PDS01ADC has been designed to overcome the limitations of cytokine therapy as explained above, and based on extensive preclinical studies performed at the NCI evaluating PDS01ADC as a monotherapy and also in combinations with established standard of care treatments for cancer, we believe that PDS01ADC has significant potential as a cytokine therapy independent of Versamune®. Based on the informative preclinical studies, a number of ITT Phase 2 trials are currently in progress at the NCI, some of which are outlined below:

●	Phase 2 Study Evaluating ICI Naïve and Resistant Patients with HPV-positive malignancies treated with PDS01ADC, PDS0101 and bintrafusp alfa.
●
A Phase 2 Study Evaluating T-Cell Clonality After Stereotactic Body Radiation Therapy Alone and in Combination with the Immunocytokine PDS01ADC in Localized High and Intermediate Risk Prostate Cancer Treated with Androgen Deprivation Therapy

●	A Phase 1/2 Study of PDS01ADC in Combination with Docetaxel in Adults with Metastatic Castration Sensitive and Castration Resistant Prostate Cancer
●	Phase 1/2 of PDS01ADC going forward as a Monotherapy in Advanced Kaposi Sarcoma
●	Phase 1/2 of PDS01ADC in Combination of with a Histone Deacetylase (HDAC) Inhibitor in ICI resistant MUC1-positive colon and bladder cancers among others

In October 2023, interim safety and immune response data was presented for the first-in-human Phase 1/2 clinical trial evaluating PDS01ADC in combination with current SOC chemotherapy, docetaxel, to treat metastatic castration sensitive and castration resistant prostate cancer. The data was featured in an oral presentation at the 11th Annual Meeting of the International Cytokine & Interferon Society. Data presented as follows:

●	Decrease in PSA levels was seen in all patients at all three tested doses of PDS01ADC, and 61% of patients had at least a 60% decrease in PSA levels.
●	All doses of the combination were well-tolerated with one patient experiencing Grade 4 neutropenia.
●
Administration of the combination was associated with decreases in T reg cells and increases in activated natural killer (NK) cells, memory CD8 T cells, proliferating CD4 and CD8 T cells and cytokines INF-γ and Interleukin 10 (IL-10).

●	The changes in immune responses with the combination were independent of the PDS01ADC dose.

We are working closely with the NCI to determine the best pathway forward for the prioritized PDS01ADC studies, as well as evaluating the use of PDS01ADC in combination with other Versamune® based clinical candidates.

Infectimune® Development Strategy

We believe that the key differentiating attributes of the Infectimune® platform technology are strong induction of CD8 and CD4 T cells as well as antibodies which can be leveraged to improve treatment and preventive options in several infectious disease indications.

In January 2022, we presented preclinical data on our universal flu program sponsored by the National Institute of Allergy and Infectious Disease (NIAID) demonstrating the potential of the Infectimune® technology with computationally designed influenza proteins developed by the laboratory of Dr. Ted Ross at the University of Georgia to generate broadly protective anti-influenza immune responses across multiple strains of influenza in animals. This data has provided a unique opportunity to highlight Infectimune®’s potentially transformative utility in the development of more broadly effective and longer lasting protective vaccines. Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses. However, the induction of T cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

Based on the data with the universal seasonal flu vaccine in animals and the current focus of the NIAID in developing more effective flu vaccines, we have decided to focus our near-term infectious disease activities to align with the interests of the NIAID Collaborative Influenza Vaccine Innovation Centers (CIVICs) program. This will involve development of a universal seasonal flu vaccine and the potential development of a universal pandemic influenza vaccine, which is based on similar computationally designed antigens that have shown promise with Infectimune®.

Index
In July 2022, universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune® enhances antibodies elicited by COBRA hemagglutinin influenza vaccine. We are evaluating the next steps in the clinical development and funding for PDS0202.

The results for Infectimune® based vaccines were published in two separate articles in the peer reviewed journal Viruses in February 2023: 1. preclinical studies demonstrating complete protection against sickness after lethal challenge with live SARS-CoV-2 or influenza viruses (Gandhapudi SK et al. Viruses 2023, 15, 432) and 2. Dramatically enhanced CD4 T cell responses to recombinant influenza proteins compared to leading commercial vaccine adjuvants (Henson TR et al. Viruses 2023, 15, 538).

In September 2023, data on our investigational universal flu vaccine, PDS0202, were presented at the 9th European Scientific Working Group on Influenza (ESWI) conference. These data demonstrated active neutralization across multiple influenza viruses in animals and provided protection against infection and weight loss after challenging with high doses of H1N1 viruses not previously exposed to flu.

PDS0202; Universal Flu

Based on the key characteristics of Infectimune®, we are progressing development of PDS0202, a universal influenza vaccine candidate, which combines Infectimune® with novel Computationally Optimized Broadly Reactive (COBRA) influenza vaccine antigens designed by renowned influenza expert Dr. Ted Ross and licensed from the University of Georgia.  PDS0202 preclinical development was supported by an agreement with the NIAID CIVICs, program, with a goal of progressing into a human clinical trial with nondilutive financing. Preclinical development studies were performed at three sites: our Princeton, NJ laboratories, The University of Kentucky School of Medicine, and the CIVICs Center for Influenza Vaccine Research for High-Risk Populations.  The data produced in the preclinical studies showed significant levels of hemagglutinin inhibition (HAI) titer levels when utilizing PDS0202 as compared to COBRA antigens alone ranging from 28x to 62x on various strains of the H1N1 influenza virus.

The preclinical data also showed all animals in the control group, when challenged by the flu virus became sick and died while all animals treated with either a 3mcg (high dose) or .012mcg (low dose) of PDS0102 remained alive and healthy.

Index
Clinical Development Strategy

Since our inception we have devoted substantially all our resources to developing our Versamune® and Infectimune® platforms, and products derived thereof, as well as PDS01ADC, advancing preclinical programs, conducting clinical trials, manufacturing PDS0101 and PDS01ADC for clinical trials, and providing general and administrative support. We have funded our operations primarily from the issuance of common stock. We have not generated any product revenue to date.  We have never been profitable and have incurred net losses in each year since our inception.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned clinical trials and manufacturing of our clinical products;

●
the timing and costs of our planned preclinical studies of our lead program of Versamune® PDS0101 in combination with PDS01ADC and an immune checkpoint inhibitor, as well as other earlier-stage programs;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the ability to repay debt financings including interest payments;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●
the amount and timing of any payments we may be required to make in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights; and

●	the extent to which we license or acquire other products and technologies.

Development Pipeline

Our current program development pipeline is shown below:

Index
Leadership

We are led by a team of executives and directors with significant experience in drug discovery, development and commercialization.  The following table sets forth certain information about our executive officers as of the date of the filing of this Annual Report:

Name	Age	Position
Frank Bedu-Addo, Ph.D.	59	President, Chief Executive Officer, Principal Executive Officer and Director
Gregory L. Conn, Ph.D.	69	Chief Scientific Officer
Kirk V. Shepard, M.D.	72	Chief Medical Officer
Lars Boesgaard	54	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Spencer Brown	54	Senior Vice President, General Counsel, Chief Compliance Officer

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

Gregory L. Conn, Ph.D.

Dr. Conn was a founding member of the PDS Biotech team in 2005 as Chief Scientific Officer and continues to serve PDS Biotech in that role. He has more than 35 years of drug-development expertise, including development of antiviral and anticancer drugs through to commercialization. He is a graduate of the Albert Einstein College of Medicine, where he obtained both his M.S. and Ph.D., discovering novel angiogenic molecules in the human brain. Dr. Conn started his pharmaceutical career at Merck, Sharpe, and Dohme, where he continued his work on novel angiogenic factors, discovering and characterizing the VEGF family of growth factors, work which led to the development and commercialization of the anti-cancer drug Avastin. He was later a leading scientist at Regeneron Pharmaceuticals, where he established and headed various groups in the Cell and Molecular Biology and Drug Discovery departments. Dr. Conn subsequently became a Director in the Process Development department at Covance Biotechnology Services Inc., a contract research and development and drug manufacturing organization, where he supervised the analytical development teams responsible for drug characterization, method development and drug stability studies, and program teams responsible for developing drug manufacturing processes. Dr. Conn has expertise across all phases of the drug development process, including FDA and regulatory requirements, and is the co-inventor of eight drug patents.

Kirk V. Shepard, M.D.

Dr. Shephard has served as Chief Medical Officer of PDS Biotech since January 2024. Dr. Shepard is a board-certified medical oncologist and hematologist with more than 30 years of experience in the pharmaceutical industry. His experience spans multiple therapeutic areas and includes operational and strategic product development from Phases 1 through 4 and diverse disciplines of medical affairs and product commercialization. Prior to joining PDS Biotech, Dr. Shepard was Chief Medical Officer, Senior Vice President and Head of the Global Medical Affairs Oncology Business Group at Eisai Pharmaceutical Company from March 2017 to August 2023. Dr. Shepard previously held leadership roles including Senior Vice President & Head, Global Medical Affairs at Baxter International Inc., Senior Vice President, Global Medical Affairs at Takeda Pharmaceuticals International and Vice President, Clinical and Scientific Affairs at Boehringer Ingelheim Pharmaceuticals, Inc. Before his pharmaceutical industry career, Dr. Shepard served as a staff physician in the Department of Hematology and Medical Oncology at the Cleveland Clinic Foundation, where he supervised numerous studies in oncology and symptom control. He has been published in more than 50 medical publications. Dr. Shepard holds a bachelor’s degree from Cornell University and earned his medical degree from the University of Cincinnati Medical School. He completed his internship and internal medicine residency at Case Western Reserve University and fellowships in hematology and oncology at the University of Chicago Hospitals and Clinics.

Index
Lars Boesgaard

Mr. Boesgaard has served as our Chief Financial Officer since December 2023. Mr. Boesgaard has had a career spanning more than 25 years in healthcare and has deep capital markets and investor relations experience with global clinical and commercial-stage pharmaceutical and biotechnology companies. He has prepared and executed corporate transactions and built financial frameworks for rapidly growing organizations. Mr. Boesgaard served as CFO of AM-Pharma B.V. from September 2021 to August 2023. Mr. Boesgaard also served as CFO of Columbia Care from August 2018 to August 2021, where he completed key transactions including an IPO/reverse merger resulting in a $120 million capital infusion and raising $200 million in public equity and debt offerings. Mr. Boesgaard was also previously the Vice President, CFO of Roka Bioscience from November 2015 to July 2018 and held several other senior finance positions with publicly traded companies including Insulet Corporation, Alexion Pharmaceuticals and Novo Nordisk A/S. Mr. Boesgaard holds a Bachelor of Science in Business Administration from the Copenhagen Business School and a Master of Business Administration from the Richard Ivey School of Business, Western University, Ontario, Canada.

Spencer Brown

Mr. Brown has served as Senior Vice President, General Counsel of PDS Biotech since June 2022. He was appointed as Compliance Officer in October 2023. Mr. Brown previously served as Vice President, Legal Affairs from January 2018 to January 2022 and as Senior Vice President, Legal Affairs and Compliance Officer from January 2022 to May 2022, for Aclaris Therapeutics, Inc. (Nasdaq: ACRS). Prior to joining Aclaris Therapeutics, Inc., Mr. Brown worked nearly eight years at GE Healthcare as Senior Commercial Counsel for the Life Sciences Core Imaging business in Princeton, New Jersey. Prior to that, Mr. Brown spent almost ten years at AstraZeneca Pharmaceuticals in Wilmington, Delaware where he provided legal support for most of the company’s therapeutic areas at some point during his tenure. Mr. Brown has over two decades of in-house experience in the pharmaceutical industry. Mr. Brown began his legal career as an associate at Skadden, Arps, Slate, Meagher & Flom. Mr. Brown earned his bachelor’s degree at Princeton University and obtained his juris doctorate degree from the University of Pennsylvania Carey School of Law.

We are also supported by scientific leaders in the field of vaccine development and oncology.  Dr. Lisa Rohan, one of our founders, is Chair of the Scientific Advisory Board.  She is a professor in the department of Pharmaceutical Sciences at the University of Pittsburgh where she also holds appointments in the Department of Obstetrics, Gynecology and Reproductive Sciences in the School of Medicine and the Clinical Translational Science Institute. Dr. Mark Einstein, Professor and Chair in the Department of OB/ GYN & Women’s Heath at Rutgers University Medical School is an expert in HPV-related pathogenesis, therapy and prevention of lower anogenital tract and gynecologic cancers.  He is an active leader for management guidelines and translating clinical study and translational data for the World Health Organization, American Cancer Society, Society of Gynecologic Oncology and the American College of Obstetrics and Gynecology.  Dr. Neil D. Gross, Professor and Director of Clinical Research, Department of Head and Neck Surgery, Division of Surgery, The University of Texas MD Anderson Cancer Center. Dr. Jon Wigginton, President, Research and Development Bright Peak Therapeutics and former President of Society for Immunotherapy of Cancer. Dr. Olivera Finn is a Distinguished Professor of Immunology at the University of Pittsburgh School of Medicine and she discovered the MUC1 antigen.  Our Principal Investigator for the PDS0101 Head and Neck Trial with Keytruda® for first-line treatment of recurrent/ metastatic Head and Neck Cancer is Dr. Jared Weiss, Associate Professor of Medicine, University of North Carolina Lineberger Comprehensive Cancer Center, who is an expert in head and neck thoracic oncology with a focus on immunotherapeutic approaches for these diseases.

Facilities & Manufacturing and Commercial Scale Up

Product candidates using our Versamune®, Versamune® in combination with PDS01ADC and Infectimune® development platforms are manufactured using a readily scalable, fill-finish process with well-defined and reproducible operations. We do not own or operate cGMP compliant manufacturing facilities to produce any of our product candidates and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturing organizations to produce the amounts of our product candidates necessary for our preclinical research and clinical studies. As part of the manufacture and design process for our product candidates, we rely on internal, scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third-party manufacturers. We currently employ internal resources to manage our manufacturing contractors.

Our research and development activities are located at the Princeton Innovation Center BioLabs, 303A College Road East, Princeton, NJ 08540, which provides first-rate development facilities for biotech companies. All animal toxicology and efficacy testing are done via third-party contracts and collaborations to provide maximum flexibility and to minimize operational costs and overhead. This approach allows for independent validation of our data, and we believe it has historically been a cost-efficient way to progress our development programs.

Index
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

For our Versamune® PDS0101 and PDS01ADC product candidate, we continue to progress our ongoing Phase 2 clinical trials. This process is described further under “U.S. Product Development Process.”  The final protocols for all Phase 2 clinical trials were submitted to the FDA prior to trial initiation and information for all three trials are on www.clinicaltrials.gov.  To conform to the FDA electronic Common Technical Document format requirement and submission of the cGMP material that will be used in the Phase 2 trials for PDS0101, we submitted a Chemistry, Manufacturing, and Controls amendment to our IND application, related to our Phase 2 studies with PDS0101 to the FDA in 2020.

We anticipate that we would seek marketing authorization from the FDA for our product candidates through the Biologics License Application pathway, under Section 351(a) of the Public Health Service Act.  This process and the requirements are described further under “U.S. Product Development Process.”

For our earlier stage, preclinical product candidate PDS0103, we plan to work to develop data with the goal of progressing to an IND submission in 2024 and progressing clinical development to first-in-human trials with these products.  We have engaged with the FDA and received useful initial feedback on the clinical trial design for the PDS0103 program and this information will influence our strategy for regulatory submissions and the protocol development.

Intellectual Property

Patents

We seek to maintain high barriers to entry around our product our product candidates and the markets in which they are utilized by using a multiple layered approach to our patents, patent applications, substantial know-how and trade secrets related to our platforms.  We strive to protect and enhance our proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights. We also rely on trade secrets relating to our platforms and on know-how, continuing technological innovation to develop, strengthen and maintain its proprietary position in the vaccine field. In addition, we rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available. We also utilize trademark protection for our company name and we expect to do so for products and/or services as they are marketed.

We have developed numerous patents and patent applications and own substantial know-how and trade secrets related to our Versamune® platform. As of March 1, 2024, PDS Biotech holds thirteen (13) U.S. patents with granted claims directed to its platform technology and twenty-four (24) pending U.S. patent applications. These issued patents will expire in 2026 to 2037. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2043 assuming no patent term extensions are granted. As of March 1, 2024, PDS Biotech holds seventy-four (74) issued foreign patents and forty-four (44) pending or published foreign patent applications.  Most of our international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2028 through 2037, or later if patent term extension applies.  Included in the patents above is a patent protecting the use of Versamune® in combination with IL-12.

Licensed Patents

We have licensed patented antigens from the US government for use worldwide in our cationic lipid immunotherapies. We have licensed T cell receptor gamma alternate reading frame protein (“TARP”) from the National Cancer Institute (“NCI”) to develop and commercialize TARP peptide-based therapies in combination with our Versamune® technology and any other of our proprietary technologies for prostate and breast cancers and Acute Myeloid Leukemia.  These patents are directed to immunogenic peptides and peptide derivatives for the treatment of prostate and breast cancer treatment and multi-epitope TARP peptide vaccines and uses thereof. These antigens are incorporated in PDS0102 with Versamune®.  We have licensed novel and highly immunogenic agonist epitopes of mucin-1 (“MUC1”) developed by the National Cancer Institute. MUC1 is highly expressed in multiple solid tumors and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.  We have granted patents and are pursuing additional patents that cover compositions and methods of use of cationic lipid immunotherapies with each of the licensed technologies.

Index
We entered into a non-exclusive agreement to license COBRA universal influenza antigens with the University of Georgia Research Foundation to develop, manufacture and use COBRA antigens in a clinical trial for a universal influenza vaccine worldwide.  These antigens are developed by Dr. Ted Ross at the University of Georgia.  We believe that the combination of these antigens with our proprietary Infectimune® technology, represented by PDS0202, has the potential to induce a broad immune response as a universal flu vaccine, based on preclinical development studies performed to date.

Exclusive License Agreements

On December 30, 2022, we entered into a License Agreement (the “Merck KGaA License”), with Merck KGaA, Darmstadt, Germany, pursuant to which Merck KGaA, Darmstadt, Germany granted us an exclusive (even as to Merck KGaA), worldwide, sublicensable, milestone and royalty-bearing right and license to certain patent rights and certain related data (the “Licensed Technology”) to develop, manufacture, use, commercialize and otherwise exploit any product containing NHS-IL12 fusion protein formerly known as M9241, now PDS01ADC (the “Compound”). Merck KGaA, Darmstadt, Germany retains the right under the Licensed Technology in connection with certain existing collaborations between Merck KGaA, Darmstadt, Germany and academic institutions to allow such academic institutions to exercise their rights granted under such collaborations. We agreed to use commercially reasonable efforts to develop, manufacture and commercialize at least one pharmaceutical preparation, substance, or formulation, comprising or employing, the Compound (the “Product”).

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

We also agreed to pay Merck KGaA, Darmstadt, Germany a royalty of 10% on aggregate net sales of Product as specified in the Merck KGaA License Agreement on a Product-by-Product and country-by-country basis until the later of: (i) ten years after the first commercial sale of a Product in a given country; and (ii) the expiration or invalidation of the licensed patents covering the Compound or Product in such country (collectively, the “Royalty Term”). The royalty rate is subject to reduction in that event that (i) a Product is not covered by a valid patent claim, (ii) a biosimilar to the Compound or the Product comes on the market in a particular country, or (iii) we obtain a license to any intellectual property owned or controlled by a third-party in order to ensure that we are not infringing intellectual property owned or controlled by such third-party by making, using or selling the Compound.

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

Index
Material License Agreements and Research and Development Agreements

Patent License Agreements with National Institutes of Health.

Effective January 5, 2015, we entered into a Patent License Agreement (the “Patent License Agreement”) as Amended by the First Amendment to Patent License Agreement (“First Amendment”) of August 5, 2015, with an agency within the Department of Health and Human Services (“HHS”), pursuant to which NIH granted PDS Biotech a nonexclusive license to certain patent rights for the development of a therapeutic cancer vaccine specifically in combination with PDS Biotech’s proprietary Versamune® technology for ovarian, breast, colon and lung cancers. The Patent License Agreement expires when the last licensed patent expires if the Patent License Agreement is not terminated prior to that date. NIH may terminate the Patent License Agreement if PDS Biotech is in default in the performance of any material obligation under the Patent License Agreement. PDS Biotech may unilaterally terminate the Patent License Agreement in any country or territory upon sixty (60) days written notice.

Under the Patent License Agreement and First Amendment we agreed to pay NIH: (a) a non-creditable, non-refundable royalty in the amount of $30,000 upon execution of the Patent License Agreement; (b) a non-creditable, non-refundable royalty in the amount of $60,000 upon execution of the First Amendment to Patent License Agreement (c) a non-refundable minimum annual royalty of $5,000; (d) earned royalties of two percent (2%) on net sales, reducible by a half percent (0.5%) for any earned royalties PDS Biotech must pay to third parties; (e) benchmark royalties as follows: (i) $25,000 upon successful completion of each Phase 2 Clinical Studies of a licensed product for breast, colon, lung or ovarian cancer within each licensed territory; (ii) $50,000 upon initiation of the first Phase 3 Clinical Trial of a licensed product for breast, colon, lung or ovarian cancer within each licensed territory; (iii) $750,000 upon the first commercial sale in the licensed territory utilizing and/or directed to licensed product(s) and/or licensed process(es) within the licensed patent rights for breast, colon, lung or ovarian cancer; and (f) additional sublicensing royalties for each sublicense required to be approved by NIH of four percent (4%) on the fair market value of any consideration received for granting such sublicense.

Effective as November 5, 2021, we entered into a Patent License Agreement (the “NCI Patent License Agreement”) with the U.S. Department of Health and Human Services, as represented by NCI of NIH.  Pursuant to the NCI Patent License Agreement, we obtained a nonexclusive, worldwide license to the patent rights for TARP to develop and commercialize TARP peptide-based therapies in combination with the Versamune® technology and any other of our proprietary technologies for prostate and breast cancers and Acute Myeloid Leukemia.  The NCI Patent License Agreement expires when the last licensed patent expires if the Patent License Agreement is not terminated prior to that date. NCI may terminate the Patent License Agreement if we are in default in the performance of any material obligation under the Patent License Agreement. We may unilaterally terminate the NCI Patent License Agreement in any country or territory upon sixty (60) days written notice. Under the NCI Patent License Agreement, we agreed to pay NCI certain non-creditable, nonrefundable license issue royalties, unreimbursed patent expenses for the licensed patent rights, a nonrefundable minimum annual royalty, earned royalties as a percentage of net sales and benchmark royalties.

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

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research with The U.S. Department of Health and Human Services.

Effective February 2, 2016, we entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (“NCI”), pursuant to which the parties agreed to perform certain research and development activities as defined by the exhibited Research Plan. The principal goal of the CRADA is to determine whether our Versamune® immunotherapeutic technology will be effective for enhancing delivery of cancer vaccines or viral vaccines or other immunotherapies developed by the Vaccine Branch, Center for Cancer Research, NCI, in mouse models and in human clinical studies. The CRADA provides for development, testing and studies to be conducted in conjunction with the Vaccine Branch involving Versamune® and Multi-epitope (ME) T cell receptor gamma alternate reading frame protein peptide (TARP) to develop a treatment for prostate cancer using autologous dendritic cells and co- administered locally with ME TARP peptides co-formulated with Versamune® immunotherapeutic technology in a non-cellular vaccine platform.

Index
Cost Reimbursement Agreement with University of Kentucky Research Foundation

Effective November 1, 2015, we entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test PDS Biotech’s preclinical and clinical-stage formulations based on HPV, TARP, MUC1, Melanoma antigens as specified more fully in the statement of work. The cost reimbursement agreement has been renewed annually, and was renewed on June 30, 2023, for an anticipated cost of $628,171. The agreement terminates on June 30, 2024, unless extended by written mutual agreement of parties or is terminated by one of the parties. Either party may terminate the Cost Reimbursement Agreement for any reason with thirty (30) days written notice.

Cost Reimbursement and Sponsored Agreement with University of Kentucky Research Foundation - II.

Effective November 1, 2015, we entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test PDS Biotech’s preclinical and clinical-stage formulations based on HPV, TARP, MUC1, Melanoma antigens as specified more fully in the statement of work. The cost reimbursement agreement has been renewed annually, and was renewed on June 30, 2023, for an anticipated cost of $13,897. The agreement terminates on June 30, 2024, unless extended by written mutual agreement of parties or is terminated by one of the parties. Either party may terminate the Cost Reimbursement Agreement for any reason with thirty (30) days written notice.

Clinical Trial Collaboration and Supply Agreement with MSD International GmbH.

Effective May 19, 2017, we entered into a Clinical Trial Collaboration and Supply Agreement (the “CTCSA”) with MSD International GmbH (“Merck”) pursuant to which we and Merck agreed to collaborate in a Phase 2 clinical trial to evaluate the safety, and preliminary efficacy of the concomitant and/or sequenced administration of the combination of a Merck compound (i.e., pembrolizumab, a humanized anti-human PD-1 monoclonal antibody) and our compound (i.e., PDS0101, a cationic lipid-based therapeutic vaccine combining HPV peptides) in treatment of patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV 16) infection. The term of the CTCSA commenced on May 19, 2017 and will continue until the earlier of (i) delivery of the final trial  report and (ii) study completion (i.e., upon database lock of the trial results), or until terminated by either party. In the event the CTCSA is terminated by Merck upon a material breach by PDS Biotech, PDS Biotech must reimburse Merck for its direct manufacturing costs, such as manufacturing fees, raw materials, direct labor, freight and duty, factory overhead costs and its indirect manufacturing costs, such as allocations of indirect factory overhead and site support costs. This agreement was amended on October 28, 2019 to reflect that the trial will be for first in line treatment of disease.

On October 28, 2019, we entered into an amendment to the clinical trial collaboration agreement with Merck to evaluate the combination of our lead Versamune® based immunotherapy, PDS0101, with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab), in a Phase 2 clinical trial. The modification to the clinical trial design to evaluate PDS0101 in combination with Keytruda® as first-line treatment comes as a result of Merck’s approval by the FDA on June 10, 2019 for first line treatment of patients with metastatic or unresectable recurrent HNSCC using Keytruda® in combination with platinum and fluorouracil (FU) for all patients and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test. The trial was initiated in November of 2020 to evaluate the efficacy and safety of the combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

Other Research and Development Agreements

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research with The U.S. Department of Health and Human Services.

Effective April 22, 2019, we entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (“NCI”), pursuant to which the parties agreed to perform certain research and development activities as defined by the exhibited Research Plan. Under the agreement, we will collaborate with the NCI’s Genitourinary Malignancies Branch (“GMB”) and Laboratory of Tumor Immunology and Biology (“LTIB”) with plans to conduct a Phase 2 clinical trial evaluating PDS0101 with novel immune-modulating agents M7824 and NHS-IL12 being studied at NCI as part of a CRADA with EMD Serono (“Merck KGaA”). The Phase 2 clinical trial was initiated in June of 2020. The CRADA also involves preclinical evaluation of PDS0101 in combination with other therapeutic modalities upon the mutual agreement of both parties. In April 2020, this agreement was amended to include PDS0103, in preclinical and clinical development for treatment of ovarian, breast, colorectal and lung cancers.

Index
The term of the CRADA is five (5) years, starting April 22, 2019. Pursuant to Appendix A, we agreed to provide $110,000 annually, the first payment of which is to be made on the first anniversary of the CRADA Effective date or upon the initiation of a Phase 2 clinical trial as the NIH Clinical Center, whichever comes first for NCI to use in connection with acquiring technical, statistical, and administrative support for the clinical research activities, as well as to pay for supplies and travel expenses and infrastructure costs. The CRADA may be terminated by either party at any time by mutual written consent. Either party may unilaterally terminate the CRADA at any time by providing sixty (60) days written notice. If we terminate prior to the completion of all approved or active study protocol(s) pursuant to the CRADA, we must supply enough study test product to complete these study protocol(s) unless termination is for safety reasons. If the CRADA is mutually or unilaterally terminated by PDS Biotech before its expiration, we must pay non-cancellable obligations for personnel for a period of six (6) months after the termination date or until the expiration date of the CRADA, whichever is sooner. If we suspend development on the test article without the transfer of its active development efforts, assets, and obligations to a third party within ninety (90) days of discontinuation, NCI may continue development. In such event, we must transfer all information necessary to enable NCI to contract for the manufacture of the test article and grant NCI a nonexclusive, irrevocable, worldwide, paid-up license regarding same.

Option to License with the University of Georgia Research Foundation of Georgia Research Foundation

On October 25, 2021, we entered into a non-exclusive agreement to license Computationally Optimized Broadly Reactive Antigen (COBRA) with the University of Georgia Research Foundation. This agreement allows us to develop, manufacture and use COBRA antigens in a clinical trial for a universal influenza vaccine worldwide.  The term of the agreement extends twelve months after initiation of the first Phase 1 clinical trial and may be extended upon agreement of the parties.  We may convert the option to a full agreement any time prior to the conclusion of the term.

Competition

The biotechnology and pharmaceutical industries are characterized by intense competition to develop new technologies and proprietary products. We are aware of various established companies, including major pharmaceutical companies, broadly engaged in immunotherapies and vaccines in research and development that may compete directly with the products we are developing including Johnson & Johnson Innovative Medicine (part of Johnson & Johnson), Sanofi-Aventis, GlaxoSmithKline plc, Merck and Pfizer, among others. In addition, there are many development-stage biotechnology companies in various immunotherapy and vaccine development including, but not limited to Merus N.V., F-Star Therapeutics, Inovio, Kite Pharma, Hookipa, Moderna, ZIOPHARM Oncology, Heat Biologics, Harpoon Therapeutics, BioNTech, Osivax, Medicago, Vaxart, and Flugen. If one or more of these companies is successful in developing their technologies, it could materially impact our business.

While we believe that the Versamune®, Versamune® in combination with PDS01ADC and Infectimune® platforms provide us with competitive advantages, we face competition from many different sources, including biotechnology and pharmaceutical companies, academic institutions, government agencies, as well as public and private research institutions. Any products that we may commercialize will have to compete with existing products and therapies as well as new products and immunotherapies that may become available in the future.

We anticipate that we will face intense and increasing competition as new immunotherapies enter the market and advanced technologies become available. We expect any products that we develop and commercialize to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, availability of therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.  Our competitors may obtain FDA or other regulatory approval for their products more rapidly than us and may obtain approval for their products, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

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

Index
U.S. Product Development Process

In the United States, the FDA regulates biological drug products under the Federal Food, Drug and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and implementing regulations. Products are also subject to certain other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-approval, may subject an applicant to administrative or judicial action. FDA decisions or enforcement actions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on PDS Biotech.

The process required by the FDA before a biological drug product may be marketed in the United States generally involves the following:

●
completion of nonclinical laboratory tests and animal studies according to good laboratory practice regulations, or GLP, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an investigational new drug application, or an IND, which must become effective before human clinical studies may begin;

●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

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

●
pre-approval inspection by the FDA of the sponsor (or any third-party service providers) relative to oversight of clinical studies, clinical trial sites that generated the data in support of the BLA, and any manufacturing facilities to assure compliance with GCPs and the integrity of clinical data;

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

Index
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

The IND and IRB processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA or BLA. In support of a request for an IND, a sponsor must submit, among other things, a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The sponsor may be a company seeking to develop the drug or, as in the case of an investigator-initiated trial, the sponsor may be an investigator who is conducting the trial. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical studies and places the study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, PDS Biotech cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human clinical trials in support of an NDA or BLA

Clinical trials involve the administration of the biological product candidate to volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection (for example, inclusion and exclusion criteria), and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND and require IRB approval. Human clinical trials are typically conducted in four sequential phases that may overlap or be combined:

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

Index
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than PDS Biotech interprets the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if the submission is re-submitted with additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA for a new indication, dosage form, dosage regimen, or route of administration must contain data that is adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Post-Approval Requirements

Any products for which PDS Biotech receives FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses or consistent with the approved labeling, known as ‘off-label’ use, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, if the physicians deem to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure.  Further, the FDA has not materially changed its position on off-label promotion following legal setbacks on First Amendment grounds and the DOJ has consistently asserted in FCA briefings that “speech that serves as a conduit for violations of the law is not constitutionally protected.”

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

The Drug Supply Chain Security Act, or DSCSA imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts certain previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners, and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

Regulatory Exclusivities Applicable to Biologics and Related Matters

Abbreviated Licensure Pathway for Biosimilars: The Biologics Price Competition and Innovation Act of 2009 (BPCIA) amended the PHSA to create an abbreviated approval pathway for “biosimilar” biologics, that is, those shown to be highly similar to an already-FDA-licensed reference biologic. The abbreviated approval process for biosimilars under the BPCIA is similar in concept to the Abbreviated New Drug Application (“ANDA”) for generic small molecule drugs established by the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman”) amendments to the FDCA. As with Hatch-Waxman, the goal of the BPCIA was to increase access to lower-priced versions of drugs, while balancing the need to continue incentivizing innovation in drug development. Biosimilarity is defined to mean that the proposed biologic is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. Further, a biosimilar may be determined to be “interchangeable” with the reference product, in which case the biosimilar may be substituted for the reference product under state substitution laws, similar to the way generic small molecule drugs are substituted. The higher standard of interchangeability requires a showing that the biosimilar is expected to produce the same clinical result as the reference biologic in any given patient, and further that the risk to the patient in terms of safety, purity, and/or potency of switching between the biosimilar and the reference product is no more than using the reference product without switching.

Index
Regulatory Exclusivities Applicable to Biologics Under the BPCIA: The BPCIA established certain regulatory exclusivities that provide reference biologics with prescribed periods of time during which competing biosimilars or interchangeable biosimilars may not be approved or may not be marketed.  Once its BLA is approved (“date of first licensure”) the reference biologic is entitled to a period of four years after its date of first licensure during which time FDA is prohibited from accepting a marketing application that would seek approval of any products that are biosimilar to the branded product.  In addition, the reference biologic is entitled to a period of 12 years after its date of first licensure during which time the FDA is prohibited from approving marketing applications for any products that are biosimilar to the branded product.  In addition, the first interchangeable biosimilar may be entitled to a period of one year after its date of first licensure, or other periods keyed to the outcome of patent litigation if instituted, during which the FDA is prohibited from finding that any other biosimilars are interchangeable to the same reference biologic.  The reference biologic may also be entitled to regulatory exclusivity under other statutory provisions that apply to biologics and small molecule drugs.

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

In addition, as the FDA has interpreted the Orphan Drug Act, even if a previously approved same drug does not have unexpired orphan exclusivity, a demonstration of clinical superiority is required for a subsequent marketing application for the same orphan-designated drug for the same disease or condition to be awarded a 7-year period of orphan exclusivity upon marketing approval. In recent years, there have been multiple legal challenges to this FDA interpretation, and in August 2017, Congress amended the orphan drug provisions of the FDCA through enactment of the FDA Reauthorization Act of 2017 to codify FDA’s longstanding interpretation. Section 527 of the FDCA now expressly provides that if a sponsor of an orphan-designated drug that is otherwise the same as an already approved drug for the same rare disease or condition is seeking orphan exclusivity, the FDA shall require such sponsor, to demonstrate that such drug is clinically superior to any already approved or licensed drug that is the same drug in order to obtain orphan drug exclusivity.

In September 2021, the United States Court of Appeals for the Eleventh Circuit decided in Catalyst Pharmaceuticals, Inc. v. FDA that the FDA’s interpretation of orphan drug exclusivity “for the same drug for the same disease or condition” as meaning the same “use or indication” was inappropriately narrow. This decision had the potential to significantly broaden the scope of orphan drug exclusivity for drugs that receive marketing approval for orphan indications that are narrower than their orphan-designated conditions in the United States. On January 24, 2023, the FDA issued a statement to address the uncertainty created by the circuit court’s decision in Catalyst. This notification announced that, at this time, in matters beyond the scope of that court order (i.e., ordering the FDA to set aside its approval of the specific drug at issue), the FDA intends to continue to apply its existing regulations tying orphan drug exclusivity to the uses or indications for which the orphan drug was approved. We cannot guarantee which rules and interpretations will be governing going forward in different situations, that the FDA will maintain this current position, or that other judicial actions will not impact the FDA’s application of the Orphan Drug Act.

Index
Pediatric Study Requirements and Pediatric Exclusivity: Under the Best Pharmaceuticals for Children Act (BPCA), a sponsor qualifies for “pediatric exclusivity” if it complies with a Written Request (WR) issued by FDA for pediatric studies.  The sponsor may apply to FDA to issue a WR.  Pediatric exclusivity operates by adding six months of exclusivity to the end of the latest-expiring form of exclusivity and may apply to patent rights or to FDA regulatory exclusivities.  To qualify for pediatric exclusivity, at least one of those rights must still be currently in force at the time FDA approves the pediatric studies.

Under the Pediatric Research Equity Act of 2003, an NDA, BLA, or supplement thereto must contain data that is adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA), sponsors must also submit pediatric study plans prior to the assessment data.

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

Patent Term Extensions: Patents have a limited lifespan. In most countries, including the U.S., the standard expiration of a patent is 20 years from the effective filing date. Various extensions of patent terms may be available in certain circumstances, for example where there are delays in obtaining FDA regulatory approvals that result in a reduction of the period of time during which we could market a product under patent protection. In the U.S., a patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA less any time the applicant did not act with due diligence during the period, plus the time between the submission date of an NDA and the ultimate approval date less any time the applicant did not act with due diligence during the period. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, PDS Biotech’s activities are potentially subject to regulation, either directly or indirectly, by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General (OIG), the U.S. Department of Justice (DOJ), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the criminal provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the federal Anti-Kickback Statute, the federal false claims laws, the physician payment transparency laws, and similar state laws, each as amended. The compliance and enforcement landscape, and related risk, is informed by government enforcement precedent and settlement history, Advisory Opinions, and Special Fraud Alerts. Our approach to compliance may evolve over time in light of these types of developments.

Index
The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. PDS Biotech’s practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. The lack of uniform court interpretation of the Anti-Kickback Statute combined with emerging, novel enforcement theories, makes compliance with the law difficult. The potential safe harbors available are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result. Violations of the federal Anti-Kickback Statute can result in significant criminal fines, exclusion from participation in Medicare and Medicaid and follow-on civil litigation, among other things, for both entities and individuals.

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

PDS Biotech may be subject to data privacy and security regulations by both the federal government and the states in which it conducts its business. We are not a covered entity under HIPAA and have not functioned as a business associate under HIPAA that would cause the HIPAA Security Rule and provisions of the Privacy Rule to apply directly to us as a business associate.  To the extent that we ever function in a business associate capacity, HIPAA, as amended by the HITECH Act, and its respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Following enactment of the HITECH Act, HIPAA’s privacy and security standards now directly apply to business associates of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, and may apply more broadly thus complicating compliance efforts (for example, California recently enacted legislation — the California Consumer Privacy Act, or CCPA-which went into effect on January 1, 2020 and among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information, and creates a private right of action with statutory damages for certain data breaches). The CCPA was recently amended by the California Privacy Rights Act, or CPRA, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The potential effects of the CCPA and CPRA and implementing regulations are significant and may cause us to incur substantial costs and expenses to comply.

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

Additionally, the Federal Physician Payments Sunshine Act under the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to timely, accurately, and completely submit the required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures”. In 2022 the Sunshine Act reporting will be extended to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). Certain states also mandate implementation of compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare providers and entities.

In order to distribute products commercially, PDS Biotech must also comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical studies and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of PDS Biotech’s activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Index
If PDS Biotech operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that applies to it, PDS Biotech may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties; damages; fines; disgorgement; exclusion from participation in government programs, such as Medicare and Medicaid; injunctions; private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow it to enter into government contracts; contractual damages; reputational harm; administrative burdens; diminished profits and future earnings; and the curtailment or restructuring of its operations; any of which could adversely affect PDS Biotech’s ability to operate its business and its results of operations.

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in the future, as the increased instances of cyber-attacks have heightened attention to data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which PDS Biotech obtains regulatory approval. In the United States and markets in other countries, sales of any products for which PDS Biotech receives regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. PDS Biotech may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of its product candidates, in addition to the costs required to obtain the FDA approvals. PDS Biotech’s product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. No uniform policy requirement for coverage and reimbursement exists among third-party payors in the United States, which causes significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and the procedures which may utilize such newly approved products. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Therefore, coverage and reimbursement can differ significantly from payor to payor and health care provider to health care provider. As a result, the coverage determination process is often a time-consuming and costly process that requires the provision of scientific and clinical support for the use of new products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Adequate third-party reimbursement may not be available to enable PDS Biotech to maintain price levels sufficient to realize an appropriate return on its investment in product development.

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

The marketability of any product candidates, for which it receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement or require onerous prior approvals or other restricted access. In addition, emphasis on managed care in the United States has increased and PDS Biotech expects the pressure on healthcare pricing will continue to increase. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which PDS Biotech receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Index
The framework of the PPACA continues to evolve as a result of executive, legislative, regulatory, and administrative developments that have challenged the law and contribute to legal uncertainty that could affect the profitability of our products. While the United States Congress has not enacted legislation to comprehensively repeal the PPACA, legislation affecting the PPACA has been signed into law, including the elimination, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.”  In December 2018, a federal district court in Texas ruled that the PPACA’s individual mandate, without the penalty that was eliminated effective January 1, 2019, was unconstitutional and could not be severed from the PPACA. As a result, the court ruled the remaining provisions of the PPACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the PPACA (i.e., whether the entire PPACA was therefore also unconstitutional). On June 17, 2021, the U.S. Supreme Court dismissed this challenge without specifically ruling on the constitutionality of the PPACA.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will remain in effect through 2031, with the exception of a temporary suspension of the payment reduction which occurred from May 1, 2020 through March 31, 2022 due to the coronavirus pandemic. Sequestration started again on April 1, 2022. From April 1, 2022 to June 30, 2022, payment for Medicare fee-for-service claims was adjusted downwards by 1%; beginning on July 1, 2022, the payment was adjusted downwards by 2%. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. Congress considered and passed legislation, and the former Trump administration pursued several regulatory reforms to further increase transparency around prices and price increases, lower out-of-pocket costs for consumers, and decrease spending on prescription drugs by government programs. Congress also continued to conduct inquiries into the prescription drug industry’s pricing practices. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs. The Biden administration has taken several recent executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its recent announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. At the state level, legislatures are increasingly passing legislation and states are implementing regulations designed to control spending and patient out-of-pocket costs for drug products. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products or put pressure on our product pricing. We expect that additional state healthcare reform measures will be adopted in the future, which could limit the amounts that state governments will pay for healthcare products and services and result in additional pricing pressures. The boom in state laws targeting drug pricing is unprecedented and the requirements are not uniform from state to state, creating additional compliance and commercialization challenges for manufacturers. If PDS Biotech is able to obtain marketing approval for one or more of our products, our revenue and future profitability could be negatively affected if these or other inquiries were to result in legislative or regulatory proposals that limit our ability to increase the prices of any products for which we obtain marketing approval.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical studies, marketing authorization, commercial sales and distribution of its products. Whether or not PDS Biotech obtains FDA approval for a product, it would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical studies or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

Index
Employees and Human Capital Management

Our management team possesses considerable experience in drug development research, manufacturing, clinical development and regulatory matters. PDS Biotech’s virtual operating strategy of collaborating with scientific and clinical experts in cancer immunology, tumor immunology and gynecological oncology provides additional considerable experience in immunotherapy development, clinical design and execution. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

As of December 31, 2023, we had 25 employees, all of whom were full time employees. Our employees are highly skilled, and many hold advanced degrees. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical, and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with market salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits.

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
●
We are dependent on the success of our Versamune® and Infectimune® products, which are still in early-stage clinical development, and if our Versamune® and Infectimune® products do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

●
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our Versamune® and Infectimune® based products.

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

●	We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
●
Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products.

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

●
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing PDS0101, PDS01ADC and other product candidates, if approved.

●	If we obtain approval to commercialize PDS0101, PDS01ADC or other product candidates outside of the United States, a variety of risks associated with international operations could harm our business.
●
Recently enacted and future healthcare legislation, regulations, and policy initiatives may increase the difficulty and cost for us to obtain marketing approval of and commercialize PDS0101, PDS01ADC or other product candidates and affect the prices we may obtain and our profitability.

●	We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.
●	If we are unable to establish or manage strategic collaborations in the future, our revenue and drug development may be limited.
●
Our business could be adversely affected by the effects of health epidemics, pandemics, or outbreaks of infectious diseases in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

●
If we are unable to obtain and/or maintain patent protection for our Versamune®, Versamune® in combination with PDS01ADC platforms, PDS0101, or other Versamune® or Infectimune® based Products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

Index
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

Our ability to generate revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our Versamune® based oncology products PDS0101, PDS0102, PDS0103, PDS0104 alone or in combination with PDS01ADC and Infectimune® to treat infectious diseases and to obtain the necessary regulatory approvals. We have never generated any product revenue and have no immunotherapy candidate in late-stage clinical development or approved for commercial sale.

Even if we receive regulatory approval for the sale of the Versamune®, Versamune® in combination with PDS01ADC and Infectimune® Products, we do not know when we will begin to generate revenue from PDS0101 or other products, if at all. Our ability to generate revenue depends on a number of factors, including our ability to:

●
set and obtain an acceptable price for Versamune® based immunotherapy candidates, including Versamune® in combination with PDS01ADC, and obtain coverage and adequate reimbursement from third-party payors;

●	establish sales, marketing, manufacturing and distribution systems;

●
add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future clinical development and commercialization efforts and operations as a public company;

●	develop manufacturing capabilities for bulk materials and manufacture commercial quantities of Versamune® PDS0101, PDS01ADC and other Versamune® products at acceptable cost levels;

●
achieve broad market acceptance of PDS0101 and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based-products in the medical community and with third-party payors and consumers;

●	attract and retain an experienced management and advisory team;

●	launch commercial sales of Versamune® PDS0101 in combination with PDS01ADC and other oncology products, and Infectimune® based-products, whether alone or in collaboration with others; and

●	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with immunotherapy development and manufacturing, we are unable to predict the timing or amount of increased development expenses, or when we will be able to achieve or maintain profitability, if at all. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. Even if PDS0101 alone or in combination with PDS01ADC is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for PDS0101, PDS01ADC, other Versamune® and Infectimune® products. If we cannot successfully execute on any of the factors listed above, our business may not succeed, and your investment will be adversely affected.

We have incurred significant losses since our inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have never generated any product revenues and expect to continue to incur substantial and increasing losses as we continue to develop Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products. None of our products have been approved for marketing in the United States and may never receive such approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate revenue and achieve profitability is dependent on our ability to complete development, obtain necessary regulatory approvals, and have our products manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize PDS0101, PDS01ADC or other Versamune® and Infectimune® based products. If we successfully obtain regulatory approval to market PDS0101 alone or in combination with PDS01ADC, our revenues will be dependent, in part, upon, the size of the markets in the territories for which regulatory approval is received, the number of competitors in such markets for the approved indication, and the price at which we can offer our products. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable the market price of our common stock and our ability to raise capital and continue operations will be adversely affected.

Index
We expect research and development expenses to increase significantly for Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2023 and 2022, we had an accumulated deficit of $144.5 and $101.6 million, respectively.

We are dependent on the success of our Versamune®, PDS01ADC and Infectimune® products, which are still in clinical development, and if our Versamune®, PDS01ADC and Infectimune® products do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

PDS0101 and PDS01ADC are in mid clinical development, and as a consequence, it is too early to determine whether our products will ever be approved for commercial sale or be marketable. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of PDS0101 alone or in combination with PDS01ADC. PDS0101 and PDS01ADC may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PDS0101 and PDS01ADC is and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market PDS0101 or PDS01ADC in the United States until it receives approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until it receives the requisite approval from such countries. To date, we have only completed Phase 2 clinical trials for certain applications of PDS0101. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of PDS0101 or PDS01ADC for many reasons, including:

●	we may not be able to demonstrate that PDS0101 alone or in combination with PDS01ADC is safe and effective to the satisfaction of the FDA;

●	the FDA may not agree that the completed Phase 2 clinical trials of PDS0101 and PDS01ADC satisfy the FDA’s requirements and may require us to conduct additional testing;

●	the results of our future clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of one or more of our clinical trials;

●	the contract research organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control that materially and adversely impact our clinical trials;

●	the FDA may not find the data from our preclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of PDS0101 and PDS01ADC outweigh the safety risks;

●	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA may not accept data generated at our clinical trial sites;

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

Index
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our Versamune®, PDSO1ADC and Infectimune® based products.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize PDS0101 alone or in combination with PDS01ADC. Even with our current cash reserves, we will require substantial additional capital to complete the development and potential commercialization of PDS0101 and PDS01ADC and the development of other Versamune® and Infectimune® based products. If we are unable to raise capital or find appropriate partnering or licensing collaborations or other nondilutive financing, when needed or on acceptable terms, if at all, we could be forced to delay, reduce or eliminate one or more of our development programs or any future commercialization efforts. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of PDS0101 and PDS01ADC is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of our planned clinical trials;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including any patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize PDS0101 and PDS01ADC on our own; and

●	the initiation, progress, timing and results of the commercialization of PDS0101, if approved, for commercial sale.

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

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and also has provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. During the year ended December 31, 2023, we sold 2,642,269 shares of our common stock for a net value of $16.1 million pursuant to the Sales Agreement. For the year ended December 31, 2022, we sold 1,238,491 shares of our common stock for a net value of $9.9 million pursuant to the Sales Agreement. As of the date of this Annual Report, in the first quarter of 2024 we sold 3,428,681 shares of our common stock for a net value of $ 19.5 million pursuant to the Sales Agreement.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or Versamune® Products or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, or through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties on acceptable terms, we may be required to delay, limit, reduce or terminate our PDS0101 and PDS01ADC development or future commercialization efforts or grant rights to develop and market other Versamune® and Infectimune® products that we would otherwise develop and market.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our venture loan and security agreement with Horizon and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In August 2022, we entered into a Venture loan and security agreement, or the Loan and Security Agreement, for separate term loans of up to an aggregate amount of $35.0 million, with Horizon Technology Finance Corporation, or Horizon, in its capacity as a lender and collateral agent for itself and the other financial institutions that from time to time become parties to the Loan and Security Agreement, collectively referred to as the Lenders, secured by a security interest in all of our respective rights, title, interests, claims and demands in, to and under all of our respective properties and other assets, subject to limited exceptions and excluding our intellectual property. The Loan and Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants include requirements to maintain minimum cash balances as well as covenants limiting our ability to, among other things, sell, transfer, lease or dispose of certain assets; incur indebtedness; encumber or permit liens on certain assets; make certain investments; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and enter into certain transactions with affiliates. Our business may be adversely affected by these restrictions on our ability to operate our business.  A breach of any of the covenants under the Loan and Security Agreement could result in a default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable. If there are any amounts outstanding that we are unable to repay, the Lenders could proceed against the collateral granted to them to secure such indebtedness.

Index
Our future success depends on our ability to retain executive officers and attract, retain and motivate qualified personnel.

We are highly dependent on our executive officers and the other principal members of the executive and scientific teams, particularly our President and Chief Executive Officer, Dr. Frank K. Bedu-Addo, our Chief Medical Officer, Dr. Kirk Shepard, our Chief Financial Officer, Mr. Lars Boesgaard and our Chief Scientific Officer, Dr. Gregory L. Conn. The loss of the services of any of our senior executive officers could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any executive officer or employee.

Recruiting and retaining qualified scientific, clinical, and operational personnel is also critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Our industry has experienced an increasing rate of turnover of management and scientific personnel in recent years. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in devising our research and development and commercialization strategy. Our consultants and advisors may be employed by third parties and have commitments under consulting or advisory contracts with other entities that may limit their availability to advance our strategic objectives. If any of these advisors or consultants can no longer dedicate a sufficient amount of time to us, our business may be harmed.

If we fail to obtain or maintain adequate coverage and reimbursement for PDS0101 or PDS01ADC, our ability to generate revenue could be limited.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of any of PDS0101 or PDS01ADC that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of PDS0101 or PDS01ADC will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only on a limited basis, we may not be able to successfully commercialize PDS0101 alone or in combination with PDS01ADC. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain adequate pricing that will allow it to realize a sufficient return on our investment.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries may cause us to price PDS0101 alone or in combination with PDS01ADC on less favorable terms than we currently anticipate. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of PDS0101 or PDS01ADC to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for PDS0101 alone or in combination with PDS01ADC. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for PDS0101 or PDS01ADC. We expect to experience pricing pressures in connection with the sale of PDS0101 or PDS01ADC due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

The Inflation Reduction Act, referred to as the IRA, was recently signed into law by President Biden, which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. We have evaluated, and will continue to evaluate, the effect of the IRA on our business. At this time, we do not expect the IRA to have a material effect on our financial position.

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

Our future financial performance and our ability to commercialize PDS0101 alone or in combination with PDS01ADC and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2023, we had 25 employees and 18 consultants.  We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of PDS0101. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than us. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what it has to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can select and develop PDS0101 or PDS01ADC and our business will be limited.

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

Our computer systems and those of our service providers, including our CROs, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  If such an event were to occur and cause interruptions in our or their operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of PDS0101 and PDS01ADC could be delayed.

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

We have incurred net losses and utilized cash in operations since inception. In addition, as of December 31, 2023, we had approximately $56.6 million in cash and cash equivalents, and during the twelve months ended December 31, 2023, we used $33.6 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loan and Security Agreement are not maintained. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalents as of December 31, 2023, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Annual Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

Our consolidated financial statements included in this Annual Report have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. The consolidated financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued.

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

Index
Risks Related to Clinical Development, Regulatory Approval and Commercialization

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products.

PDS0101 and PDS01ADC are still in clinical development and will require additional clinical testing before we are prepared to submit a BLA for regulatory approval for any indication or for any other treatment regime. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for PDS0101, PDS01ADC and other Versamune® based products or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for PDS0101 alone or in combination with PDS01ADC will take several years to complete. We cannot predict the timeline for review of submissions to any regulatory authorities or when any of our product candidates will receive marketing approval, if at all. The timeline for regulatory approval can be affected by a variety of factors, including, budget and funding levels, agency staffing, and statutory, regulatory and policy changes.

Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In later stages of clinical trials, PDS0101 and PDS01ADC may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of current clinical trials of PDS0101 therefore may not be predictive of the results of our continued or planned Phase 2 and 3 trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier stages of clinical trials.

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

Product development costs will also increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize PDS0101 alone or in combination with PDS01ADC, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize PDS0101 or PDS01ADC, any of which may harm our business and results of operations.

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

Index
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

Index
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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of PDS0101 alone or in combination with PDS01ADC or other agents may require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, patients’ and clinicians’ perceived risks and benefits of the product candidate under study the proximity of subjects to clinical sites and the eligibility criteria for the study.

Furthermore, any negative results we may report in clinical trials of PDS0101 and PDS01ADC may make it difficult or impossible to recruit and retain participants in other clinical trials of PDS0101. Delays or failures in planned subject enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop PDS0101 and PDS01ADC, or could render further development impractical. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance in compliance with applicable regulations. Enforcement actions brought against these third parties may cause further delays and expenses related to our clinical development programs.

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

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, PDS0101, PDS01ADC or other Versamune® and Infectimune® based products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. Competition in the biopharmaceutical industry is based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions and governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with PDS0101 and PDS01ADC even though their approach to may be different. We believe our top clinical-stage competitors pursuing cancer immunotherapies and/or vaccines for infectious diseases include, but not limited to Merus N.V., F-Star Therapeutics, Johnson & Johnson Innovative Medicine (part of Johnson & Johnson), Sanofi-Aventis, GlaxoSmithKline plc, Merck and Pfizer, Inovio, Kite Pharma, Hookipa, Moderna, ZIOPHARM Oncology, Heat Biologics, Harpoon Therapeutics, BioNTech, Osivax, Medicago, Vaxart, and Flugen. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). If one or more of these companies is successful in developing their technologies, it could materially impact our business. We also experience competition in the development of our immunotherapies from universities and other research institutions and compete with others in acquiring technology from such universities and institutions.

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than PDS0101, PDS01ADC or our other Versamune® and Infectimune® based products.

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of the other cancers and infectious diseases we are currently targeting. Therefore, our ability to compete successfully will depend largely on our ability to:

●	develop and commercialize immunotherapies that are superior to other alternatives in the market;

●	demonstrate through our clinical trials that PDS0101 alone or in combination with PDS01ADC is differentiated from existing and future therapies;

●	attract qualified scientific, immunotherapy development and commercial personnel;

●	obtain additional patent or other proprietary protection for PDS0101, PDS01ADC and other Versamune® and Infectimune®-based products;

●	obtain required regulatory approvals;

●	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

●	successfully develop and commercialize, independently or with collaborators, new applications for PDS0101, PDS01ADC or immunotherapies.

Index
The availability of our competitors’ immunotherapies and other treatments could limit the demand, and the price we are able to charge, for PDS0101 alone or in combination with PDS01ADC. The inability to compete with existing or subsequently introduced immunotherapies and other treatments would have an adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to license novel compounds that could make PDS0101 and PDS01ADC less competitive. In addition, any new immunotherapy that competes with an approved treatment must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving the FDA’s approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations.

PDS0101 and PDS01ADC may cause adverse effects or have other properties that could delay or prevent its regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events caused by PDS0101 or PDS01ADC could cause reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If clinical trials for PDS0101 and PDS01ADC report an unacceptable frequency or severity of adverse events, our ability to obtain regulatory approval for PDS0101 and PDS01ADC may be negatively impacted.

Furthermore, if PDS0101 alone or in combination with PDS01ADC is approved and then causes serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of PDS0101 or PDS01ADC or impose restrictions on its distribution or other risk management measures;

●	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

●	we may be required to change the way PDS0101 or PDS01ADC is administered or to conduct additional clinical trials;

●	we could be sued and held liable for injuries sustained by patients;

●	we could elect to discontinue the sale of PDS0101 or PDS01ADC;

●	our entire Versamune® and Infectimune®-based pipeline could be then put at risk; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of PDS0101 and PDS01ADC and could substantially increase the costs of commercialization.

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, PDS0101 and PDS01ADC, and our ability to generate revenue will be impaired.

PDS0101 and PDS01ADC and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for PDS0101 alone or in combination with PDS01ADC will prevent us from commercializing our products. We have not received approval to market PDS0101 or PDS01ADC from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the safety and efficacy of PDS0101 and PDS01ADC. Securing regulatory approval also requires the submission of information about the product manufacturing process, and inspection of manufacturing facilities by, the relevant regulatory authority. PDS0101 and PDS01ADC may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude it from obtaining marketing approval or prevent or limit commercial use.

Index
The process of obtaining marketing approvals, both in the United States and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors. We cannot assure you that we will ever obtain any marketing approvals in any jurisdiction. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, and clinical trials. In addition, varying interpretations of the data obtained from preclinical testing and clinical trials could delay, limit or prevent marketing approval of PDS0101 and PDS01ADC. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, certain of our scientific advisors or consultants who receive compensation from us are clinical trial investigators for our clinical trial. Although we believe our existing relationships are within the FDA’s guidelines, if these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing PDS0101, PDS01ADC or any other product candidates.

Index
Even if we obtain FDA approval in the United States, we may never obtain approval for or commercialize PDS0101 or PDS01ADC in any other jurisdiction, which would limit our ability to realize each product’s full market potential.

In order to market PDS0101 or PDS01ADC in a particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions.

In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials that could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of PDS0101 or PDS01ADC in those countries. PDS0101 or PDS01ADC is not approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more subject data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our sponsored or investigator initiated clinical trials, such as preliminary topline results which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. In addition, we may report preliminary analyses of only certain endpoints rather than all endpoints. As a result, the interim, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data is available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data becomes available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

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

Index
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

Before obtaining marketing approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and elsewhere to the satisfaction of other comparable foreign regulatory authorities, that the product candidate is safe and effective for use for that target indication. There is no assurance that the FDA or other comparable foreign regulatory authorities will consider our future clinical trials to be sufficient to serve as the basis for approval of one of our product candidates for any indication. The FDA and other comparable foreign regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that a product candidate is safe and effective. If we are required to conduct more clinical trials of a product candidate than we expect prior to its approval, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

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

Even if we obtain regulatory approval, we will still face extensive ongoing regulatory requirements, and PDS0101, PDS01ADC and other candidates may face future development and regulatory difficulties.

Marketing of PDS0101 alone or in combination with PDS01ADC, if approved, along with the manufacturing processes, post- approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for PDS0101, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety, efficacy and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current Good Clinical Practice, or cGCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of PDS0101 or PDS01ADC is granted, the approval may be subject to limitations on the indicated uses for which PDS0101 may be marketed or to the conditions of approval. If PDS0101 or PDS01ADC receives marketing approval, an accompanying label may limit the approved use of the product(s), which could limit sales.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety and/or efficacy of PDS0101 and PDS01ADC. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we promote or otherwise market PDS0101 or PDS01ADC for indications other than those for which it is approved, we may be subject to certain enforcement actions. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription biopharmaceutical products may lead to FDA enforcement actions and investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with PDS0101, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on manufacturing PDS0101 or PDS01ADC;

●	restrictions on the labeling or marketing of PDS0101 or PDS01ADC;

●	restrictions on distribution or use of PDS0101 or PDS01ADC;

●	requirements to conduct post-marketing studies or clinical trials;

●	suspension of any of our ongoing clinical trials;

●	warning letters;

●	withdrawal of PDS0101 or PDS01ADC from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recalls of PDS0101 or PDS01ADC;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of PDS0101 or PDS01ADC;

●	seizures of PDS0101 or PDS01ADC; or

●	injunctions or the imposition of civil or criminal penalties.

Index
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

Even if PDS0101 or PDS01ADC receives licensure, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If PDS0101 alone or in combination with PDS01ADC receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If PDS0101 or PDS01ADC does not achieve an adequate level of acceptance, we may not generate significant revenues and become profitable. The degree of market acceptance, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;

●	effectiveness of sales and marketing efforts;

●	the cost of treatment in relation to alternative treatments;

●	our ability to offer PDS0101 or PDS01ADC for sale at competitive prices;

●	the convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the willingness of the medical community to offer customers PDS0101 or PDS01ADC in addition to or in the place of other immunotherapies;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement;

●	whether the product is designated under physician and other provided treatment guidelines as a first, second, or third line therapy;

●	the prevalence and severity of any side effects; and

●	any restrictions on the use of PDS0101 or PDS01ADC together with other medications.

Because we expect sales of PDS0101 alone or in combination with PDS01ADC, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of PDS0101 or PDS01ADC to achieve market acceptance would harm our business and could require us to seek additional financing sooner than we otherwise plan.

Index
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are initially developing our product candidates PDS0101, PDS01ADC and the other Versamune and Infectimune based products. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Index
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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit the commercialization of PDS0101 and PDS01ADC.

We face an inherent risk of product liability exposure related to the testing of PDS0101 alone or in combination with PDS01ADC in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop after approval. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for PDS0101, PDS01ADC or other immunotherapies that we may develop;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend any related litigation;

●	substantial monetary awards to trial subjects or patients;

●	loss of revenue; and

●	the inability to commercialize any products we may develop.

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

Index
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing PDS0101, PDS01ADC and other product candidates, if approved.

We do not have any infrastructure for the sales, marketing or distribution of PDS0101, PDS01ADC or other product candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market PDS0101, PDS01ADC or other product candidates, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for PDS0101, PDS01ADC or other product candidates, we will need either our own, or a third party’s, sales and marketing organization. There are significant expenses and risks involved with creating teams for, or contracting for, sales, marketing and distribution capabilities. Any failure or delay in the development of our sales, marketing and distribution capabilities, either internally or in collaboration with third parties, could delay the launch of PDS0101, PDS01ADC or other product candidates, which would adversely affect commercialization.

We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize PDS0101, PDS01ADC or other product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

If PDS0101, PDS01ADC or other product candidates is approved for commercialization, we may enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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

Index
Recently enacted and future healthcare legislation, regulations, and policy initiatives may increase the difficulty and cost for us to obtain marketing approval of and commercialize PDS0101, PDS01ADC or other product candidates and affect the prices we may obtain and our profitability.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of PDS0101 alone or in combination with PDS01ADC and our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell PDS0101, PDS01ADC and other product candidates.

For example, in March 2010, the Affordable Care Act, or ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the Act. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact health care laws and regulations or our business.

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

We currently have agreements with various third-party manufacturing facilities for production of our products for research and development and testing purposes. We depend on third-party manufacturers to supply our preclinical and clinical materials and will be reliant on a third-party manufacturer to produce PDS0101 or PDS01ADC on a commercial scale, should that product receive regulatory approval. Third-party manufacturers must be able to meet our deadlines and adhere to quality standards and specifications. Our predominant reliance on third parties for the manufacture of PDS0101, PDS01ADC and all of our Versamune® and Infectimune® based products creates a dependency that could severely disrupt our research and development, clinical testing, and sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. There is no assurance that any third-party manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or cGMP.

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

Our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize PDS0101 alone or in combination with PDS01ADC. As a result, our financial results and the commercial prospects for PDS0101 and PDS01ADC would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

Our strategy may include potential reliance upon strategic collaborations for marketing and commercialization of PDS0101 and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® Products. We also rely on strategic collaborations for research, development, marketing and commercialization for PDS0101 and other Versamune® Products. We have also been heavily reliant upon third-party outsourcing for our clinical trials execution and production of drug supplies for use in clinical trials.

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for PDS0101 and other Versamune® and Versamune® in combination with PDS01ADC Products, the costs and complexities of manufacturing and delivering PDS0101 and other Versamune® and Versamune® in combination with PDS01ADC Products to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative immunotherapies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for PDS0101 and other Versamune® and Versamune® in combination with PDS01ADC Products.

Our current collaborations, as well as any future new collaborations, may never result in the successful development or commercialization of PDS0101 and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® Products or the generation of sales revenue. To the extent that we have entered or will enter into co-promotion or other collaborative arrangements, PDS0101 and other Versamune® and Versamune® in combination with PDS01ADC Products revenues are likely to be lower than if we directly marketed and sold any products that we develop.

Management of our relationships with our collaborators will require:

●	significant time and effort from our management team;

●	financial funding to support said collaboration;

●	coordination of our research and development programs with the research and development priorities of our collaborators; and

●	effective allocation of our resources to multiple projects.

If we continue to enter into research and development collaborations, our success will in part depend on the performance of our collaborators. We will not directly control the amount or timing of resources devoted by our collaborators to activities related to PDS0101 and other Versamune® and Versamune® in combination with PDS01ADC Products. Our collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of PDS0101 and other Versamune® and Versamune® in combination with PDS01ADC Products. If any collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. If we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements. Additionally, our collaborators may seek to renegotiate agreements we have entered into, or may disagree with us about the terms and implementation of these agreements. If collaborators disagree with us about the terms or implementation of our agreements, we may face legal claims that may involve considerable expense and could negatively affect our financial results.

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

Our business could be adversely affected by the effects of health epidemics, pandemics, or outbreaks of infectious diseases in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely.

As a result of pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

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

Index
Risks Related to Our Intellectual Property

If we are unable to obtain and/or maintain patent protection for our Versamune®, Versamune® in combination with PDS01ADC platforms, PDS0101, other Versamune® based Products or Infectimune®, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to Versamune® and Infectimune®. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or license may fail to result in issued patents with claims that cover Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products or applications in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to inventions, which can invalidate a patent or prevent a patent from issuing from a pending patent application, is known to us. Even if patents are issued to us, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of PDS0101 and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could exclusively market PDS0101 and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products under patent protection could be reduced.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect PDS0101 or other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and immunotherapies. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.  Recent Russian Federal Law, No. 46-FZ of March 8, 2022, allows the Russian Government to designate goods for which IP rights are exempted and this rule applies to all IP rights, including trademarks, and this rule may affect our IP in the Russian Federation.  There is no guidance on how broadly this rule will be applied, though the rule appears to be limited only to the year 2022.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent Office, or become involved in derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging its patent rights or the patent rights of others. In other countries, we may be subject to or become involved in opposition proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or immunotherapies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize PDS0101 without infringing third- party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize PDS0101 and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products.

The issuance of a patent is not conclusive as to our inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and immunotherapies, or limit the duration of the patent protection of our technology and immunotherapies. Moreover, patents have a limited lifespan. In the United States and other countries, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for PDS0101 and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products, we may be open to competition from generic versions of PDS0101 or other similar products using our technology. Given the amount of time required for the development, testing and regulatory review of new immunotherapy candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing immunotherapies similar or identical to ours.

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that such patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against us, such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent, withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on PDS0101 and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products. Such a loss of patent protection could harm our business.

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

Index
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

Filing, prosecuting and defending patents covering Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own immunotherapies and, further, may export otherwise infringing immunotherapies to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These immunotherapies may compete with PDS0101 in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

The market price of our common stock may be subject to significant fluctuations in the future. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the ability of us and our partners to develop product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

●	the ability of us or our partners to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;

●	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

●	failure by us to maintain our existing third-party license, manufacturing and supply agreements;

●	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

●	changes in laws or regulations applicable to our product candidates;

●	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;

●	introduction of new or competing products by our competitors;

●	failure to meet or exceed financial and development projections we may provide to the public;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

●	additions or departures of key personnel;

●	significant lawsuits, including intellectual property or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about us, or if they issue adverse or misleading opinions regarding our business and stock;

●	if large short positions are taken in our stock and or negative reports are provided, whether they are based in fact or otherwise;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in our financial results.

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

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted. Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, including the over-the-counter (OTC) BB or QB markets, or on the OTC “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the OTC markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, cause us to lose eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after certain legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2023, we had 33,094,521 shares of common stock outstanding. Approximately 31,708,392 of such shares are freely tradable, without restriction, in the public market. Approximately 1,383,670 of such shares of common stock are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, Israel and Hamas and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, the Middle East, geopolitical tensions or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has led to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing the potential impacts on our business.

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia's invasion of Ukraine, the U.S., the European Union, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia's ability to import various goods. Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

There are current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Any additional executive orders or potential sanctions with China could materially impact our current manufacturing partners.

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border within the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. It is possible that other terrorist organizations will join the hostilities as well, including Hezbollah in Lebanon, the Houthi in Yemen and Palestinian military organizations in the West Bank, resulting in a widening of the conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict as are such war’s economic implications on the global economy.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, Israel and Hamas, geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflict in Ukraine, the Middle East, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Index
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

Index
ITEM 1B.	Unresolved Staff Comments

None.

ITEM 1C.	Cybersecurity

Risk Management and Strategy

We assess material risks from cybersecurity threats on an ongoing basis, including any potential unauthorized access to or occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. As we grow, we plan to develop a more robust and detailed strategy for cybersecurity in alignment with nationally accepted standards.

Our cybersecurity program is overseen by our head of human resources, information technology (IT) and facilities, who manages our third-party providers of IT services. We have engaged contractors to provide cybersecurity standards, architecture and processes. As part of our service agreement with our contractors, we receive identification and reporting of risks to our management and board. Our information technology team maintains a security operations center intended to identify anomalous activity. Further, our policies require all employees to notify our compliance, legal or information technology functions in the event of a cybersecurity incident.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition.  Our business depends on the availability, reliability and security of our and our third-party contractors’ information systems, networks and data.

As discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple risks to us, including potentially to our results of operations and financial condition.  For additional information concerning risks related to cybersecurity, see Item 1.A. Risk Factors: “Our business and operations would suffer, and could be negatively affected, in the event of system failures or cyberattacks.”

Governance

Our management oversees and reviews any reports of cybersecurity risks or breaches provided by our third-party providers of IT services. Additionally, management assesses potential improvements to our cybersecurity policies and procedures based on recommendations from third-party experts, including our providers of IT services, in a matter that’s suitable for a company our size and nature.

One of our Board’s key functions is informed oversight of our risk management process, including risks from cybersecurity threats. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight.  Our Audit Committee has the responsibility to review and discuss with management and KPMG LLP, the Company’s independent auditors, as appropriate, our guidelines and policies with respect to risk assessment and risk management, including our major financial risk exposures and the steps taken by management to monitor and control these exposures, including as it concerns risks from cybersecurity threats. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

ITEM 2.	Properties

We maintain a month-to-month lease for our research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton, NJ 08540.

On March 10, 2020, we entered into a sublease agreement, effective as of March 5, 2020, to occupy our corporate and executive office located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and continues for a term of approximately forty (40) months with an option to renew through October 31, 2027. On March 17, 2020, the master lessor provided its consent to the sublease in accordance with the terms of the sublease. This lease expired in August of 2023 and was not renewed.

We believe our current facilities are suitable and adequate to meet our current needs.

ITEM 3.	Legal Proceedings

The information in Note 11 to the Consolidated Financial Statements contained in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 11 to our Consolidated Financial Statements for the year ended December 31, 2023 contained in this Annual Report on Form 10-K.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “PDSB”.

Holders

As of March 20, 2024, there were 41 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Introduction to PDS Biotechnology Corporation

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on our Versamune®, Versamune® in combination with our IL-12 fused anti-body drug conjugate (ADC) PDS01ADC (formerly known as PDS0301/M9241/NHS-IL-12) and Infectimune® T cell-activating platforms and PDS01ADC tumor targeting immunocytokine. We believe our targeted immunotherapies have the potential to overcome the limitations of current immunotherapy approaches through the activation of the right type, quantity and potency of T cells. Versamune®, and Versamune® in combination with PDS01ADC are utilized for treatments in oncology and Infectimune®, for treatments in infectious disease. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies. PDS01ADC is an investigational tumor targeting IL-12 that we believe may enhance the proliferation, potency and longevity of T cells in the tumor microenvironment. Based on preclinical studies and recent investigational clinical data, we believe that Versamune® in combination with PDS01ADC may enhance the proliferation, potency and longevity of antigen specific multifunctional CD8 T cells in the tumor microenvironment and work synergistically to overcome tumor immune suppression.

In July 2022, we announced the presentation of universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune®™ enhances antibodies elicited by COBRA hemagglutinin influenza vaccine.

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

In December 2022, we executed an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting IL-12 fused antibody drug conjugate, M9241, which joined our pipeline as PDS01ADC. PDS01ADC is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy which today have resulted in high toxicity and limited therapeutic potential. The proprietary combination of Versamune® and PDS01ADC is designed to overcome tumor immune suppression utilizing a different mechanism from immune checkpoint inhibitors (ICI). The combination of Versamune® and PDS01ADC to overcome immune suppression is patented by us, and we believe our ownership of both assets will streamline the clinical development, registrational process and their potential therapeutic use. In a Phase 2 National Cancer Institute (NCI)-led clinical trial in ICI resistant patients, the combination of PDS0101 and PDS01ADC administered with an investigational bi-functional ICI resulted in a median overall survival of approximately 20 months. The historical median survival reported in ICI resistant HPV-positive cancers when treated with ICIs is 3-4 months, and best reported median survival to date with systemic therapy is 8.2 months in ICI resistant head and neck cancer.

In February 2023, we announced a successful completion of a Type B meeting with the FDA for the triple combination of PDS0101 and PDS01ADC with an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic, ICI resistant head and neck cancer that is positive for the HPV type 16. In recent interactions with the FDA, we confirmed the required contents of a clinical protocol for the potential registrational trial.

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

Index
In September 2023, data on our investigational universal flu vaccine, PDS0202, was presented at the 9th European Scientific Working Group on Influenza (ESWI) conference. This data demonstrated broad neutralization across multiple influenza strains in animals and provided protection against infection after challenging animals not previously exposed to flu with lethal doses of the pandemic H1N1 flu virus.

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

In October 2023, updated interim data based on an August 2nd cut off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer was presented at a Company-sponsored key opinion leader roundtable.

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

In October 2023, immune response data from a preliminary analysis of a subset of patients in our VERSATILE-002 Phase 2 clinical trial was presented at the European Society for Medical Oncology Congress 2023.

In November 2023, we announced updated survival data from our NCI-led Phase 2 trial investigating the triple combination of PDS0101, PDS01ADC and an investigational immune checkpoint inhibitor (ICI) in two groups of advanced cancer patients with various types of human papillomavirus (HPV) 16-positive cancers.

In November 2023, we announced updated interim survival data from our NCI-led Phase 2 triple combination trial.

In November 2023, preclinical data from our NCI-led trial including PDS0101, PDS01ADC and an HDAC inhibitor in ICI-resistant HPV-16 positive cancer was presented during a poster presentation at the Society for Immunotherapy of Cancer 38th Annual Meeting.

Clinical Candidate Pipeline

National Cancer Institute: PDS0101+ M9241 (now PDS01ADC) +Bintrafusp Alfa

In June 2020, the first patient was dosed under a PDS0101 Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating PDS0101 with an IL-12 ADC now PDS01ADC, and M7824 (Bintrafusp alfa), which is owned by EMD Serono (Merck KGaA) in patients with advanced HPV-positive cancers who have failed prior treatment. In February 2021, the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of IC -resistant patients for assessment of safety and activity of the triple combination. The trial has been closed for enrollment. Preliminary efficacy assessment of the triple combination in this added group of 29 ICI resistant patients has been completed and evaluation of long-term patient survival is ongoing.

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
●
With ICI resistant patients: PDS01ADC dosing appears to affect response rates, with 5/8 (63%) patients receiving PDS01ADC at 16.8 mcg/kg achieving an OR compared to 1/14 (7%) patients who received PDS01ADC at 8 mcg/kg achieving an OR; 4/6 (67%) patients’ responses are ongoing (median 12 months).

●	Tumor reduction was seen in 45% (10/22) of patients with ICI resistant disease, including patients receiving high or low dose PDS01ADC.
●
In ICI resistant patients treated with high or low dose PDS01ADC, survival outcomes were similar (p=0.96 by Kaplan Meier analysis). At a median of 12 months of follow up 17/22 (77%) of patients were alive.

●	In ICI naïve patients 6/8 (75%) were alive at median 17 months of follow up.
●	Similar OR and survival were seen across all types of HPV16-positive cancers.
●
Preliminary safety data: 13/30 (43%) of patients experienced Grade 3 treatment-related adverse events (AEs), and 2/30 patients (7%) experienced Grade 4 AEs. There were no grade 5 treatment-related AEs.

We believe the trial results to date strongly suggest, in agreement with the published preclinical studies, that all 3 drugs contribute to the clinical outcomes.

In September 2022, we determined, in agreement with the NCI, to select the ICI resistant patients as the preferred treatment group in the on-going PDS0101-based triple combination therapy in advanced HPV-positive cancers and the trial was closed to further enrollment given the ICI resistant arm had been fully recruited.

In October 2022, we presented additional interim data as follows:

●	Survival data: 66% (19/29) of HPV16-positive ICI resistant patients in the cohort were alive at a median follow up of 16 months.
●	Safety profile: 48% (24/50) patients experienced Grade 3 treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 AEs. There were no Grade 5 treatment-related AEs.
●	HPV16-positive ICI naïve patients: 75% (6/8) were alive at a median follow up of 25 months and 38% (3/8) of responders had a complete response.

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
●
Safety data had not changed since October’s update. 48% (24/50) of patients experienced Grade 3 (moderate) treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 (severe) AEs, compared with approximately 70% of patients receiving the combination of ICIs and chemotherapy reporting Grade 3 and higher treatment-related AEs..

In February 2023, we announced the successful completion of a Type B meeting with the FDA for the combination therapy of PDS0101, PDS01ADC, and an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic HPV-positive ICI-resistant head and neck cancer. We confirmed the required contents of the trial design for a potential registrational trial of the combination.

Index
In November 2023, we released updated interim survival data as follows:

●	75% of immune checkpoint inhibitor (ICI) naïve patients remain alive at 36 months; published median overall survival (OS) in similar patients is 7-11 months
●	12-month survival rate in (ICI) resistant patients of 72%
●	Median OS in ICI resistant HPV-positive patients is approximately 20 months; published median OS is 3.4 months

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

In this trial sponsored by PDS Biotech, patients whose cancer has returned following initial treatment or spread will be treated with the combination of PDS0101 and Keytruda® to evaluate if the addition of PDS0101 might improve the efficacy reported in published studies of Keytruda® alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care Keytruda® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is the objective response rate, or ORR, at six months following initiation of treatment. There are two cohorts in the trial. Cohort 1 is for patients who have yet to be treated with an immune checkpoint inhibitor (ICI naïve) and cohort 2 which consists of patients who have failed immune checkpoint inhibitor therapy (ICI resistant).

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

In May 2022, we expanded this trial into Europe and in June 2022, as described above, we received Fast Track designation from the U.S. FDA for PDS0101 in combination with Keytruda®.

In August 2022, our independent Data Monitoring Committee (DMC) met and evaluated data from 43 patients and noted there were no Grade 3 or greater treatment-related adverse events attributed to the combination. The DMC recommended continuing the trial with no modifications.

Index
In October 2022, we announced the results of an end-of-phase 2 meeting with the FDA for PDS0101 in combination with Keytruda®. We have completed the plan for a potential Phase 3 clinical program that will support the submission of a BLA for PDS0101 and have submitted our plan to the FDA.

In In May 2023, we completed enrollment in the ICI naïve arm. We filed our amended IND with the FDA in the third quarter of 2023. In October 2023, we received feedback from the FDA on the amended IND.

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

In October 2023, at a key opinion roundtable updated interim data was presented based on an August 2, 2023 cut-off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is an FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer. Data on 52 patients was presented. The data from the roundtable based on investigator assessment was as follows:

Highlights from the ICI naïve cohort include:

●	24-month overall survival (OS) rate is 74%; published 24-month survival rate of less than 30% for approved ICI.
●	12-month OS rate is 80%; published results of 30-50% with approved ICIs.
●	Tumor shrinkage seen in 60% (31/52) of patients.
●	Confirmed overall response rate ORR is 27% (14/52) to date.
●	Median progression-free survival (PFS) is 8.1 months to date; published results of 2-3 months PFS with approved ICIs.
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

Highlights from the ICI refractory cohort include:

●	The 12-month OS rate is 56%. The published median 12-month OS rate is 17% with no salvage chemotherapy following tumor progression on ICI (ICI Resistant).
●	0% (0/21) confirmed ORR suggests that PDS0101’s impact on survival does not appear to be dependent on tumor shrinkage.
●	4% (1/25) of patients experienced Grade 3 TRAE and 0% (0/21) patients experienced Grade 4 and 5 TRAE.

MD Anderson Cancer Center (IMMUNOCERV): PDS0101+ Chemoradiotherapy

In October 2020, a PDS0101 Phase 2 IIT was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe that Versamune® has strong T cell induction with the potential to enhance efficacy of the current standard of care CRT treatment in this indication with the FDA at this meeting.

Index
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

●	The data affirms that PDS0101 activates Type 1 interferon pathway in humans, mimicking the mechanism previously demonstrated in preclinical studies in animal models.
●	Toxicity of PDS0101 remains limited to low-grade local injection site reactions.

In October 2023, data demonstrating PDS0101 in combination with standard-of-care (SOC) chemoradiotherapy was associated with a rapid decline in human papillomavirus circulating cell-free DNA (ctHPV-DNA), a potential predictive biomarker of treatment response. The data from the IMMUNOCERV Phase 2 clinical trial was featured in an oral presentation at the American Society for Radiation Oncology Annual Meeting which included the following:

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

PDS0102

PDS0102 is an investigational immunotherapy utilizing tumor-associated and immunologically active T cell receptor gamma alternate reading framed protein (TARP) from the NCI. PDS0102 is designed to treat TARP-associated cancers including, acute myeloid leukemia (AML), prostate and breast cancer. In our preclinical work, in the administration of PDS0102, the Versamune®+TARP antigen combination led to the induction of large numbers of tumor targeted killer T cells. In addition, the TARP tumor antigen alone has already been studied at the NCI in men with prostate cancer and has been shown to be safe, and immunogenic with slowing tumor growth rates (NCT00972309).

Index
PDS0103

In April 2020, the above mentioned CRADA between PDS Biotech and the NCI was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by PDS Biotech and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by PDS Biotech. PDS0103 is currently in the tech transfer, clinical scale up and manufacturing stage.

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

In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103 and we are prepared to submit our IND package by the end of 2024. However, the actual submission date may potentially be impacted by the allocation of resources to initiate a pivotal trial for PDS0101 in combination with PDS01ADC.

IL-12 Oncology Immunocytokine Pipeline

PDS01ADC (formerly known as PDS0301/M9241/NHS-IL-12) is a novel investigational IL-12 fused antibody drug conjugate (IgG1), tumor-targeting interleukin 12 (IL-12) immune-cytokine that enhances the proliferation, potency and longevity of T cells in the tumor microenvironment. Together with Versamune® based immunotherapies PDS01ADC works synergistically to overcome tumor immune suppression and to promote a targeted T cell attack against cancers. As with Versamune®, PDS01ADC is given by a simple subcutaneous injection. Clinical data suggests the addition of PDS01ADC to Versamune® based immunotherapies may demonstrate significant disease control in advanced cancer patients by shrinking tumors and/or prolonging life.

With the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for PDS01ADC, we believe we have simplified our registrational pathway for the NCI-led triple combination by owning both PDS0101 and PDS01ADC and combining these agents with an FDA approved ICI. PDS01ADC has been designed to overcome the limitations of cytokine therapy as explained above, and based on extensive preclinical studies performed at the NCI evaluating PDS01ADC as a monotherapy and also in combinations with established standard of care treatments for cancer, we believe that PDS01ADC has significant potential as a cytokine therapy independent of Versamune®. Based on the informative preclinical studies, a number of ITT Phase 2 trials are currently in progress at the NCI, some of which are outlined below:

●	Phase II Study Evaluating ICI Naïve and Resistant Patients with HPV-positive malignancies treated with PDS01ADC, PDS0101 and bintrafusp alfa.
●
A Phase II Study Evaluating T-Cell Clonality After Stereotactic Body Radiation Therapy Alone and in Combination with the Immunocytokine PDS01ADC in Localized High and Intermediate Risk Prostate Cancer Treated with Androgen Deprivation Therapy

●	A Phase I/II Study of PDS01ADC in Combination with Docetaxel in Adults with Metastatic Castration Sensitive and Castration Resistant Prostate Cancer
●	Phase I/II of PDS01ADC going forward as a Monotherapy in Advanced Kaposi Sarcoma
●	Phase I/II of PDS01ADC in Combination of with a Histone Deacetylase (HDAC) Inhibitor in ICI resistant MUC1-positive colon and bladder cancers among others

In October 2023, interim safety and immune response data was presented for the first-in-human Phase1/2 clinical trial evaluating PDS01ADC in combination with current SOC chemotherapy, docetaxel, to treat metastatic castration sensitive and castration resistant prostate cancer. The data was featured in an oral presentation at the 11th Annual Meeting of the International Cytokine & Interferon Society. The data presented included the following:

●	Decrease in PSA levels was seen in all patients at all three tested doses of PDS01ADC and 61% of patients had at least a 60% decrease in PSA levels.
●	All doses of the combination were well-tolerated with one patient experiencing Grade 4 neutropenia.
●
Administration of the combination was associated with decreases in T reg cells and increases in activated natural killer (NK) cells, memory CD8 T cells, proliferating CD4 and CD8 T cells and cytokines INF-γ and Interleukin 10 (IL-10).

●	The changes in immune responses with the combination were independent of the PDS01ADC dose.

We are working closely with the NCI to determine the best pathway forward for the prioritized PDS01ADC studies, as well as evaluating the use of PDS01ADC in combination with other Versamune® based clinical candidates.

Index
Infectimune® Development Strategy

We believe that the key differentiating attributes of the Infectimune® platform technology are strong induction of CD8 and CD4 T cells as well as antibodies which can be leveraged to improve treatment and preventive options in several infectious disease indications. In January 2022, we presented preclinical data on our universal flu program sponsored by the National Institute of Allergy and Infectious Disease (NIAID) demonstrating the potential of the Infectimune® technology with computationally designed influenza proteins developed by the laboratory of Dr. Ted Ross at the University of Georgia to generate broadly protective anti-influenza immune responses across multiple strains of influenza. This data has provided a unique opportunity to highlight Infectimune®’s potentially transformative utility in the development of more broadly effective and longer lasting protective vaccines. Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses. However, the induction of T cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

Based on the preclinical data with the universal seasonal flu vaccine and the current focus of the NIAID in developing more effective flu vaccines, we have decided to focus our near-term infectious disease activities to align with the interests of the NIAID Collaborative Influenza Vaccine Innovation Centers (CIVICs) program. This will involve development of a universal seasonal flu vaccine and the potential development of a universal pandemic influenza vaccine based on similar computationally designed antigens as have shown promise with Infectimune®.

In July 2022, universal flu vaccine preclinical data for PDS0202 at the 41st American Society of Virology meeting: Abstract number 3733830, Infectimune® enhances antibodies elicited by COBRA hemagglutinin influenza vaccine. We are evaluating the next steps in the clinical development and funding for PDS0202.

The preclinical results for Infectimune® based vaccines were published in two separate articles in the peer reviewed journal Viruses in February 2023: 1. preclinical studies demonstrating complete protection against sickness after lethal challenge with live SARS-CoV-2 or influenza viruses (Gandhapudi SK et al. Viruses 2023, 15, 432) and 2. Dramatically enhanced CD4 T cell responses to recombinant influenza proteins compared to leading commercial vaccine adjuvants (Henson TR et al. Viruses 2023, 15, 538).

In September 2023, preclinical data on our investigational universal flu vaccine, PDS0202, was presented at the 9th European Scientific Working Group on Influenza (ESWI) conference. This data demonstrated active neutralization across multiple influenza viruses in animals and provided protection against infection and weight loss after challenging with high doses of H1N1 viruses when they were not previously exposed to flu.

Our current clinical pipeline of Versamune®, PDS01ADC and Infectimune® based therapies is as follows:

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $42.9 million, and $40.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $144.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

Index

As of December 31, 2023, we had $56.6 million in cash and cash equivalents.

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

Selected Financial Operations Overview

Revenue

We have not generated any revenues from commercial product sales and do not expect to generate any such revenue in the near future.  We may, but there are no assurances that we will, generate revenue in the future from a combination of research and development payments, product royalties, license fees and other upfront payments or milestone payments.

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

We expect that our research and development expenses will increase significantly over the next several years as we advance our Versamune® and PDS01ADC product candidates into and through clinical trials, pursue regulatory approval of our Versamune®  product candidates and prepare for a possible commercial launch, all of which will also require a significant investment in contract research services, manufacturing process validation and inventory related costs.

The process of conducting human clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our clinical product candidates.  The probability of successful commercialization of our product candidates may be affected by numerous factors, including clinical data obtained in future trials, competition, manufacturing capability and commercial viability.  As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

The following table summarizes our research and development expenses incurred for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
PDS Biotech projects	$17,610	$12,468
Clinical consulting	176	378
Cost of license rights	-	10,000
Salaries and other costs	9,977	6,586
Total	$27,763	$29,431

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

Income Taxes

We file U.S. federal income tax returns and New Jersey state tax returns. Our deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards and are recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. At December 31, 2023, we had federal net operating loss, or NOLs, carryforwards of approximately $136.2 million, $30.0 million of which expire at various dates between 2028 and 2037, losses generated in 2018 or later of $106.2 million will carry forward indefinitely. At December 31, 2023, we had federal research and development credit carryforwards of approximately $4.7 million. We may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

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

Stock-based Compensation

We estimate the fair value of our stock-based compensation awards to employees, directors and non-employees using the Black-Scholes option-pricing model, which requires the following assumptions: (1) the expected volatility assumption was changed on January 1, 2023 from using volatilities of a peer group of similar companies in the biotechnology industry whose share prices were publicly available to using the volatility of the Company’s historical share price performance over the contractual term of the options, (2) the expected term of the award is based on the simplified method, which is the midpoint between the requisite service period and the contractual term of the option, as we have a limited history of being a public company to develop reasonable expectations about future exercise patterns and employment duration for our options, (3) the risk-free interest rate based on U.S. Treasury notes with a term approximating the expected life of the option and (4) expected dividend yield of 0, since we have never paid cash dividends and have no present intention to pay cash dividends.

Index
Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$27,763	$29,431	$(1,668)	(6)%
General and administrative expenses	15,282	12,241	3,041	25%
Total operating expenses	43,045	41,672	1,373	3%
Loss from operations	(43,045)	(41,672)	(1,373)	3%
Interest income (expense), net	(1,303)	(381)	(922)	242%
Benefit from income taxes	1,406	1,199	207)	17%
Net loss and comprehensive loss	$(42,942)	$(40,855)	$(2,087)	5%

Research and Development Expenses

For the year ended December 31, 2023, research and development expenses decreased to approximately $27.8 million compared to approximately $29.4 million for the year ended December 31, 2022. The decrease of $1.7 million was primarily attributable to a decrease in quality and manufacturing costs of $10.2 million, mainly driven by the $10.0 million purchase in 2022 of the rights to PDS01ADC from Merck KGaA, Darmstadt Germany, offset by an increase in personnel costs of $2.1 million, clinical costs of $6.1 million, facilities costs of $0.2 million, and professional fees of $0.1 million.

General and Administrative Expenses

For the year ended December 31, 2023, general and administrative expenses increased to approximately $15.3 million compared to approximately $12.2 million for the year ended December 31, 2022. The $3.1 million increase was primarily attributable to an increase in personnel costs of $1.5 million and an increase in professional fees of $1.6 million.

Interest Income (Expense), net

For the year ended December 31, 2023, interest expense was $4.2 million compared to $1.3 million for the year ended December 31, 2022. The $2.9 million increase in interest expense was due to the Horizon Financing Loan, which was entered into in August 2022.

For the year ended December 31, 2023, interest income was $2.9 million compared to $0.9 million for the year ended December 31, 2022. The increase of $2.0 million in interest income is due to the higher cash balance resulting from the Horizon Financing Loan.

Benefit from Income Taxes

Income tax benefit was $1.4 million for the year ended December 31, 2023 as compared to $1.2 million for the prior year ended December 31, 2022. The increase of $0.2 million was due to increased proceeds from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) program.

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

Index
In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and also has provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. During the year ended December 31, 2023, we sold 2,642,269 shares of our common stock for a net value of $16.1 million pursuant to the Sales Agreement. For the year ended December 31, 2022, we sold 1,238,491 shares of our common stock for a net value of $9.9 million pursuant to the Sales Agreement. As of the date of this Annual Report, in the first quarter 2024, we sold 3,428,681 shares of our common stock for a net value of $19.5 million pursuant to the Sales Agreement.

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

Index
In April 2023, we received approximately $1.4 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant our participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2021.

As of December 31, 2023, we had $56.6 million of cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.  Our budgeted cash requirements in 2024 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt.

We plan to continue to fund our operations and capital funding needs through existing cash and additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our existing stockholders. We may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market immunotherapies that we would otherwise prefer to develop and market ourselves. In addition, the Loan and Security Agreement also allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loans and Security Agreement are not maintained. Any of these actions could harm our business, results of operations and prospects.

Cash flows

The following table shows a summary of our cash flows for each of the years indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(33,636)	$(25,710)
Net cash provided by financing activities	16,376	34,287
Net (decrease) increase in cash and cash equivalents	$(17,260)	$8,577

Net Cash Used in Operating Activities

Net cash used in operating activities was $33.6 million and $25.7 million for the years ended December 31, 2023 and 2022, respectively. The increase in cash used in operating activities of $7.9 million is primarily due to the increase in net loss of $2.1 million, reduced by the increase in non-cash stock-based compensation expense of $2.4 million, the value of shares issued from our consulting agreement of $1.0 million and the value of the shares issued for the Merck licensing agreement of $5.0 million, offset by changes in the timing of working capital requirements, including changes in prepaid expenses and other assets, accrued expenses and accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was due to the purchase of equipment for our Princeton lab.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was primarily due to the receipt of net proceeds from the issuance of common stock of $16.1 million and the exercise of stock options of $0.3 million.

Net cash provided by financing activities for the year ended December 31, 2022 was primarily due to the receipt of net proceeds from the issuance of the note payable of $24.6 million and the issuance of common stock of $9.9 million.

Index
Operating Capital Requirements

To date, we have not generated any product revenue. We are unable to predict when, or if, we will generate any product revenue and we do not expect to generate significant product revenue unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident to the development of new products, and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect to incur additional costs associated with operating as a public company and anticipate that we will need substantial additional funding in connection with our continuing operations.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Annual Report. Our budgeted cash requirements in 2024 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. In addition, the Loan and Security Agreement also allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loans and Security Agreement are not maintained. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements.

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

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize our vaccines on our own; and

●	the initiation, progress, timing and results of our commercialization of our vaccine candidates, if approved, for commercial sale.

Please see the section titled “Risk Factors” elsewhere in this Annual Report on Form 10-K for additional risks associated with our operations.

Purchase Commitments

We have no material non-cancelable purchase commitments with service providers as we have generally contracted on a cancelable, purchase order basis.

Index
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined under U.S. GAAP or under the rules and regulations of the SEC.

Smaller Reporting Company

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We will cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

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

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of December 31, 2023, our cash equivalents consisted of bank deposits and money market accounts. Additionally, the principal balance of our Loan and Security agreement with Horizon Technology Finance Corporation bears a floating interest pegged to the prime rate.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates have not been material to us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. As a majority of our outside contracts for services and goods extend over multiple years, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2023.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Index
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2023. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

During the three (3) months ended December 31, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act and/or any non-Rule 10b5-1 trading arrangement.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Index
PART III

Certain  information required by Part III is omitted from this Annual Report on Form 10-K because we intend to  file a definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

The information concerning our consolidated financial statements, and Report of Independent Registered Public Accounting Firm (PCAOB ID 185) required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data”.

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

10.8++
License Agreement dated as of December 30, 2022 by and between Merck KGaA, Darmstadt, Germany and PDS Biotechnology Corporation (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 28, 2023, and incorporated by reference herein).

10.9
Share Transfer Agreement by and between PDS Biotechnology Corporation and Merck KGaA, Darmstadt, Germany. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 3, 2023, and incorporated by reference herein).

10.10+
PDS Biotechnology 2010 Equity Incentive Plan, and forms of agreement thereunder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A on September 21, 2015, and incorporated by reference herein).

10.11+
Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 17, 2023, and incorporated by reference herein).

10.12+
Employee Stock Option Agreement under the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 9, 2020, and incorporated by reference herein).

10.13+	PDS Biotechnology Corporation 2009 Stock Option Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.14+	PDS Biotechnology Corporation 2018 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

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

10.17+	PDS Biotechnology Corporation 2019 Inducement Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2024, and incorporated by reference herein).

10.18+
Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Inducement Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 20, 2019, and incorporated by reference herein).

10.19+	Form of Indemnification Agreement for officers and directors (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 on August 14, 2015, and incorporated by reference herein).

10.20
Sublease Agreement, effective as of March 5, 2020, by and between PDS Biotechnology Corporation and COWI North America, Inc. (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 27, 2020, and incorporated by reference herein).

10.21++
Patent License Agreement dated as of November 5, 2021, by and between PDS Biotechnology Corporation and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.22++
Option Agreement with University of Georgia Research Foundation, Inc. effective as of October 25, 2021 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.23+
PDS Biotechnology Corporation Change of Control Severance Plan effective as of March 14, 2022 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein)

Index
10.24+++
Amended and Restated Executive Employment Agreement by and between Frank K. Bedu-Addo and PDS Biotechnology Corporation, effective as of March 14, 2022 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.25+++
Executive Employment Agreement by and between Gregory Conn, Ph.D. and PDS Biotechnology Corporation, effective as of March 14, 2022 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.26*+++	Executive Employment Agreement by and between Lars Boesgaard and PDS Biotechnology Corporation, effective as of November 28, 2023

10.27*+++	Executive Employment Agreement by and between Kirk V. Shephard, M.D. and PDS Biotechnology Corporation, effective as of January 22, 2024.

10.28+++
Executive Employment Agreement by and between Spencer Brown and PDS Biotechnology Corporation, effective as of June 1, 2022 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022, and incorporated herein by reference).

19*	PDS Biotechnology Corporation Policy on Insider Trading

21.1*	Subsidiary of PDS Biotechnology Corporation.

23.1*	Consent of KPMG LLP.

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97*	PDS Biotechnology Corporation Policy for Recovery of Erroneously Awarded Incentive Compensation.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

*	Filed herewith unless otherwise indicated as furnished herewith.

**	Confidential Treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS Biotechnology Corporation

March 28, 2024	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer

March 28, 2024	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Frank Bedu-Addo	President and Chief Executive Officer and Director	March 28, 2024
Frank Bedu-Addo, Ph.D.	(Principal Executive Officer)

/s/ Lars Boesgaard	Chief Financial Officer	March 28, 2024
Lars Boesgaard	(Principal Financial and Accounting Officer)

/s/ Gregory Freitag	Director	March 28, 2024
Gregory Freitag J.D., CPA

/s/ Stephen Glover	Director	March 28, 2024
Stephen Glover

/s/ Sir Richard Sykes	Director	March 28, 2024
Sir Richard Sykes

/s/ Kamil Ali-Jackson	Director	March 28, 2024
Kamil Ali-Jackson

/s/ Otis W. Brawley	Director	March 28, 2024
Otis W. Brawley

/s/ Ilian Iliev	Director	March 28, 2024
Ilian Iliev

Index
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PDS Biotechnology Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PDS Biotechnology Corporation and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced net losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Short Hills, New Jersey
March 28, 2024

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$56,560,517	$73,820,160
Prepaid expenses and other	2,494,558	2,660,230
Total current assets	59,055,075	76,480,390

Property and equipment, net	134,132	-
Financing lease right-to-use assets	200,873	374,888
Operating lease right-to-use asset	-	152,645

Total assets	$59,390,080	$77,007,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,982,824	$1,219,287
Accrued expenses	2,424,692	8,313,708
Notes payable - short term	4,166,667	-
Financing lease obligation - short term	55,794	56,612
Operating lease obligation - short term	-	231,429
Total current liabilities	13,629,977	9,821,036

Noncurrent liabilities:
Notes payable, net of debt discount	19,506,183	23,020,844
Financing lease obligation-long term	122,973	164,013
Operating lease obligation-long term	-	-
Total liabilities	33,259,133	33,005,893

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at December 31, 2023 and December 31, 2022, 33,094,521 shares and 30,170,317 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10,921	9,956
Additional paid-in capital	170,620,641	145,550,491
Accumulated deficit	(144,500,615)	(101,558,417)
Total stockholders’ equity	26,130,947	44,002,030

Total liabilities and stockholders’ equity	$59,390,080	$77,007,923

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development expenses	$27,762,784	$29,431,027
General and administrative expenses	15,282,450	12,241,394
Total operating expenses	43,045,234	41,672,421

Loss from operations	(43,045,234)	(41,672,421)

Interest income (expense), net
Interest income	2,902,939	935,180
Interest expense	(4,205,922)	(1,316,519)
Interest income (expense), net	(1,302,983)	(381,339)

Loss before income taxes	(44,348,217)	(42,053,760)
Benefit from income taxes	1,406,019	1,198,905
Net loss and comprehensive loss	$(42,942,198)	$(40,854,855)

Per share information:
Net loss per share, basic and diluted	$(1.39)	$(1.43)

Weighted average common shares outstanding basic and diluted	30,952,060	28,599,221

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Total Equity
January 1, 2022	28,448,612	$9,387	$123,904,602	$(60,703,562)	$63,210,427
Stock-based compensation expense	–	–	1,128,973	–	1,128,973
Issuances of common stock, from exercise of stock options	2,282	1	7,487	–	7,488
Net loss	–	–	–	(8,473,522)	(8,473,522)
Balance - March 31, 2022	28,450,894	$9,388	$125,041,062	$(69,177,084)	$55,873,366
Stock-based compensation expense	–	–	1,348,601	–	1,348,601
Issuances of common stock, from exercise of stock options	7,794	3	22,426	–	22,429
Net loss	–	–	–	(5,819,200)	(5,819,200)
Balance - June 30 , 2022	28,458,688	$9,391	$126,412,089	$(74,996,284)	$51,425,196
Stock-based compensation expense	–	–	1,344,349	–	1,344,349
Issuance of warrants	–	–	1,713,741	–	1,713,741
Net loss	–	–	–	(7,424,450)	(7,424,450)
Balance September 30, 2022	28,458,688	$9,391	$129,470,179	$(82,420,734)	$47,058,836
Stock-based compensation expense	–	–	1,374,233	–	1,374,233
Issuances of common stock, from exercise of stock options	269,535	89	1,563,756	–	1,563,845
Net shares for settlements of equity awards and taxes	(175,184)	(58)	(1,713,247)	–	(1,713,305)
Issuance of common stock for licensing agreement	378,787	125	4,999,863	–	4,999,988
Issuances of common stock from the Sales Agreement, net	1,238,491	409	9,855,707	–	9,856,116
Net loss	–	–	–	(19,137,683)	(19,137,683)
Balance - December 31, 2022	30,170,317	$9,956	$145,550,491	$(101,558,417)	$44,002,030

	Common Stock		Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Total Equity
January 1, 2023	30,170,317	$9,956	$145,550,491	$(101,558,417)	$44,002,030
Stock-based compensation expense	–	–	2,080,319	–	2,080,319
Issuances of common stock from the Sales Agreement, net	553,293	183	4,588,339	–	4,588,522
Net loss	–	–	–	(9,659,918)	(9,659,918)
Balance - March 31, 2023	30,723,610	$10,139	$152,219,149	$(111,218,335)	$41,010,953
Stock-based compensation expense	–	–	2,105,538	-	2,105,538
Issuances of common stock, from exercise of stock options	1,409	1	8,848	-	8,849
Issuance of common stock for consulting agreement	100,000	33	609,967	-	610,000
Issuance of common stock from the Sales Agreement, net	43,169	14	243,729	-	243,743
Net loss	–	–	–	(11,534,895)	(11,534,895)
Balance - June 30 , 2023	30,868,188	$10,187	$155,187,231	$(122,753,230)	$32,444,188
Stock-based compensation expense	–	–	2,073,607	–	2,073,607
Issuance of common stock from the Sales Agreement, net	139,575	46	815,156	–	815,202
Net loss	–	–	–	(10,849,169)	(10,849,169)
Balance - September 30, 2023	31,007,763	$10,233	$158,075,994	$(133,602,399)	$24,483,828
Stock-based compensation expense	–	–	1,354,857	–	1,354,857
Issuances of common stock, from exercise of stock options	80,526	26	300,067	–	300,093
Issuance of common stock for consulting agreement	100,000	33	410,967	–	411,000
Issuance of common stock from the Sales Agreement, net	1,906,232	629	10,478,756	–	10,479,385
Net loss	–	–	–	(10,898,216)	(10,898,216)
Balance - December 31, 2023	33,094,521	$10,921	$170,620,641	$(144,500,615)	$26,130,947

See accompanying notes to the financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(42,942,198)	$(40,854,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,614,321	5,196,156
Issuance of shares in licensing agreement	-	4,999,988
Issuance of shares in consulting agreement	1,021,000	-
Amortization of debt discount	652,006	183,914
Depreciation expense	17,359	86
Operating lease expense	160,685	241,029
Finance lease amortization expense	39,967	48,992
Changes in operating assets and liabilities:
Prepaid expenses and other assets	165,672	(1,062,661)
Finance lease right-to-use asset	-	(423,880)
Accounts payable	5,763,537	(90,116)
Accrued expenses	(5,889,016)	6,126,004
Finance lease liabilities	-	220,625
Operating lease liabilities	(239,469)	(294,988)
Net cash used in operating activities	(33,636,136)	(25,709,706)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	25,000,000
Payment for debt issuance costs	-	(449,329)
Proceeds from exercise of stock options	308,942	151,416
Payments of finance lease obligations	(59,300)	-
Payment of taxes in equity transaction	-	(270,959)
Proceeds from issuances of common stock, net of issuance costs	16,126,851	9,856,116
Net cash provided by financing activities	16,376,493	34,287,244

Net (decrease) increase in cash and cash equivalents	(17,259,643)	8,577,538
Cash and cash equivalents at beginning of period	73,820,160	65,242,622
Cash and cash equivalents at end of period	$56,560,517	$73,820,160

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$3,535,071	$852,221
Fair value of warrants issued in connection with debt	$-	$1,713,741

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS Biotech”), is a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted immunotherapies designed to overcome the limitations of current immunotherapy and vaccine technologies. The Company develops proprietary platforms designed to train and enable the immune system to attack and destroy disease; Versamune®, and Versamune® in combination with PDS01ADC for treatments in oncology and Infectimune® for treatments in infectious diseases.  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. PDS01ADC is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy which today has resulted in high toxicity and limited therapeutic potential.  Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies.  The Company’s immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example, in combination with other leading technologies such as immune checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. The Company is also evaluating its immunotherapies as monotherapies in early-stage disease.  The Company is developing targeted product candidates to treat several cancers, including Human Papillomavirus (HPV) associated cancers, melanoma, colorectal, lung, breast and prostate cancers. The Company’s infectious disease candidate is of potential interest for use in universal influenza vaccines.

The Company has received numerous patents, submitted patent applications and owns substantial know-how and trade secrets related to its Versamune® and PDS01ADC product platforms. PDS Biotech holds thirteen (13) U.S. patents with granted claims directed to its platform technology and twenty-four (24) pending U.S. patent applications. These issued patents will expire in 2026 to 2037. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2043 assuming no patent term extensions are granted. As of March 1, 2024, PDS Biotech holds seventy-four (74) issued foreign patents and forty-four (44) pending or published foreign patent applications.  Most of the Company’s international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2028-2037, or later if patent term extension applies. Included in the patents above is a patent protecting the use of Versamune® in combination with PDS01ADC.

Licensed patents

The Company has licensed patented antigens from the U.S. government for use in its cationic lipid immunotherapies. The Company has licensed T cell receptor gamma alternate reading frame protein (“TARP”) from the National Cancer Institute (“NCI”) to develop and commercialize TARP peptide-based therapies in combination with the Company’s Versamune® technology and any other of the Company’s proprietary technologies for prostate and breast cancers and acute myeloid leukemia.  These patents are directed to immunogenic peptides and peptide derivatives for the treatment of prostate and breast cancer treatment and multi-epitope TARP peptide vaccine and uses thereof. These licensed antigens are incorporated in PDS0102 with Versamune®.  The Company has licensed mucin-1 (“MUC1”) novel highly immunogenic agonist epitopes of MUC1 developed by the National Cancer Institute. MUC1 is highly expressed in multiple solid tumors and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed.  The Company has been granted patents and is pursuing additional patents that cover compositions and methods of use of cationic lipid immunotherapies with each of the licensed technologies.

The Company entered into a non-exclusive agreement to license Computationally Optimized Broadly Reactive Antigen (COBRA) with the University of Georgia Research Foundation. These antigens are developed by Dr. Ted Ross at the University of Georgia.  The Company believes the combination of these antigens along with its proprietary Versamune® technology has the potential to induce a broad immune response as a universal flu vaccine.

Exclusive License Agreement

On December 30, 2022, the Company entered into a License Agreement (the “License Agreement”) with Merck KGaA, Darmstadt, Germany, pursuant to which Merck KGaA, Darmstadt, Germany has granted the Company an exclusive (even as to Merck KGaA), worldwide, sublicensable, milestone and royalty-bearing right and license to certain patent rights and certain related data (the “Licensed Technology”) to develop, manufacture, use, commercialize and otherwise exploit any product containing NHS-IL12 fusion protein formerly known as M9241, now PDS01ADC.

Index
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

Pursuant to the License Agreement, the Company agreed to make certain commercial sales milestone and royalty payments.

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

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the clinical and regulatory development of its products, the Company’s ability to preserve its cash resources, the Company’s ability to add product candidates to its pipeline, the Company’s intellectual property, the Company’s ability to complete clinical trials necessary to obtain regulatory product licenses, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital.

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

Costs incurred in connection with research and development activities are expensed as incurred. These costs include licensing fees to use certain technology in the Company’s research and development projects as well as fees paid to consultants and entities that perform certain research and testing on behalf of the Company. Under the terms of the License Agreement, the Company agreed to an initial payment of $5 million in cash and an additional $5 million in Company Stock, plus future milestone and royalty payments. The Company accounts for milestone payments as expenses in research and development and royalties are recorded as a reduction in revenues.

(F)	Patent costs:

The Company expenses patent costs as incurred and classifies such costs as general and administrative expenses in the accompanying statements of operations and comprehensive loss.

Index
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

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common stock shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2023 and 2022.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	Year Ended December 31,
	2023	2022
Stock options to purchase common stock	5,029,345	4,171,311
Warrants to purchase common stock	466,112	506,229
Total	5,495,457	4,677,540

(I)	Income taxes:

The Company provides for deferred income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to net operating loss carryforwards and for differences between the financial statement carrying amounts and the respective tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

(J)	Fair value of financial instruments:

ASC Topic 820, Fair Value Measurement Disclosures, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Index
(K)	Leases:

The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC Topic 842, Leases. Both financing and operating leases are included in right-of-use (ROU) assets, lease obligations short-term and lease obligations long-term in the Company’s consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures required for reportable segments in the Company’s annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements and disclosures.

Note 3 – Liquidity and Capital Resources

As of December 31, 2023, the Company had $56.6 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loans and Security Agreement are not maintained.

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

Index
In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2023, the Company sold 2,642,269 shares of common stock for a net value of $16.1 million pursuant to the Sales Agreement. For the year ended December 31, 2022, the Company sold 1,238,491 shares of our common stock for a net value of $9.9 million pursuant to the Sales Agreement. As of the date of this Annual Report, in the first quarter of 2024, the Company sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement.

In August 2022, the Company entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F (individually a Loan and collectively the Loans).  Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022.  In total, the Company received $24.6 million in net proceeds Loan E and Loan F were uncommitted Loans that could have been advanced by the lenders upon the parties agreement prior to July 31, 2023 upon the satisfaction of certain conditions. At this time the option to advance Loan E and Loan F has expired and Loan E and Loan F are no longer available to the Company under the Loan and Security Agreement. The Company may only use the proceeds of the Loans for working capital or general corporate purposes. Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to certain events of default. Payments on the principal balance begin on October 1, 2024 and are paid monthly in the succeeding 24 months. The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Loan principal amount outstanding the preceding month.  The Company, at its option upon at least ten (10) business days’ written notice to the lenders, may prepay all (and not less than all) of the outstanding Loan by simultaneously paying to each lender an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Loans; plus (ii) an amount equal to (A) if such Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Loan, 3% of the then outstanding principal balance of such Loan, (B) if such Loan is prepaid after the Loan Amortization Date applicable to such Loan, but on or before the date that is 12 months after such Loan Amortization Date, 2% of the then outstanding principal balance of such Loan, or (C) if such Loan is prepaid more than 12 months after the Loan Amortization Date but prior to the stated maturity date applicable to such Loan, 1% of the then outstanding principal balance of such Loan; plus (iii) the outstanding principal balance of such Loan; plus (iv) all other sums, if any, that shall have become due and payable thereunder.  No prepayment premium will be applied to any outstanding balance of any Loan paid on the stated maturity date.

The Loan and Security Agreement contains customary representations, warranties and covenants, including maintenance of minimum cash balances as well as covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes.

In April 2023, the Company received approximately $1.4 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2021.

Index
Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the filing of this Annual Report on Form 10-K in accordance with ASC Subtopic 205-40, Going Concern. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loan and Security Agreement are not maintained.

The Company’s budgeted cash requirements in 2024 and beyond include expenses related to continuing development and clinical trials as well as payments on our debt. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or its existing shareholders or in the amounts required. The Company may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to the Company’s stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict its operations. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, grant rights to third parties to develop and market immunotherapies that the Company would otherwise prefer to develop and market itself or cease operations. Any of these actions could harm its business, results of operations and prospects. Failure to obtain adequate financing also may adversely affect the Company’s ability to operate as a going concern.

As a result of these uncertainties, and as its plans are outside of management’s control, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements. The audited consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

Note 4 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2023 or 2022.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023:
Cash and cash equivalents	$56,560,517	$56,560,517	$–	$–

As of December 31, 2022:
Cash and cash equivalents	$73,820,160	$73,820,160	$–	$–

The carrying value of the Loan and Security Agreement approximated its fair value at December 31, 2023 due to its variable rate. The fair value of the Company’s long-term debt is based on Level 2 inputs.

Note 5 – Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2023	2022
Furniture and equipment	$14,964	$14,964
Computer and Telephone equipment	13,545	13,545
Lab equipment	238,402	86,911
Total furniture and equipment	266,911	115,420
Less accumulated depreciation	(132,779)	(115,420)
Property and equipment, net	$134,132	$0

Depreciation expense for the years ended December 31, 2023 and 2022 was $17,359 and $86, respectively.

Index
Note 6 – Leases

Operating Lease

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 and will continue for a term of forty (40) months with an option to renew through October 31, 2027. The sublease term expired on August 31, 2023, and was not renewed. Upon inception of the sublease, the Company recognized approximately $0.7 million of ROU assets and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above, the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2023	2022
Cash paid for operating lease liabilities	$239,469	$294,987

Financing Lease

The Company has financed certain laboratory equipment as follows:

	Year Ended December 31,
	2023	2022
Cash paid for finance lease liabilities	$78,146	$423,880

Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2024	$69,850
2025	69,850
2026	40,108
2027	26,721
2028 and after	1
Total future minimum lease payments	206,530
Less imputed interest	(27,763)
Remaining lease liability	$178,767

The Company entered into four financing leases for laboratory equipment with a total cost of $251,959 with four to five-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $6,000. During the year ended December 31, 2023, the Company exercised a bargain purchase option, which resulted in recognition of property and equipment of $151,490.

Finance lease amortization expense for the years ended December 31, 2023 and 2022 was $39,967 and $48,992, respectively.
Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Accrued research and development costs	$–	$5,645,737
Accrued professional fees	827,863	550,259
Accrued compensation	1,289,690	1,837,330
Accrued interest on debt	306,771	280,382
Accrued rent	368	–
Total	$2,424,692	$8,313,708

Index
Note 8 – Stock-Based Compensation

In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “Original Plan”) pursuant to which the Company may grant up to 91,367 shares as ISOs, NQs and restricted stock units (“RSUs”), subject to increases as hereafter described (the “Plan Limit”). In addition, on January 1, 2015, and each January 1 thereafter and prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the Original Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. In March 2019, the Board adopted and the Company’s stockholders approved the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Prior Plan”) which amended and restated the Original Plan in order to remove the annual increase component and was limited to 826,292 shares.

On December 8, 2020, the Board adopted and on June 17, 2021, the stockholders approved, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”), which amended and restated the Prior Plan. The Restated Plan is identical to the Prior Plan in all material respects, except (a) the number of shares of Common Stock authorized for issuance under the Restated Plan was increased from 826,292 shares to 4,165,535 shares, plus the total number of shares that remained available for issuance, that were not covered by outstanding awards issued under the Prior Plan, immediately prior to December 8, 2020; and (b) the Restated Plan was amended to terminate on December 7, 2030, unless earlier terminated. On July 14, 2023, the Company’s stockholders approved an amendment to the Restated Plan, increasing the number of shares of common stock for issuance from 4,165,535 to 6,565,535 shares. As of December 31, 2023, there were 3,051,449 shares available for grant under the Restated Plan.

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards. As of December 31, 2023, there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

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

On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”). On December 8, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of common stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. On May 17, 2022, the Company further amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 500,000 shares to 1,100,000 shares. On January 22, 2024, the Company further amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 1,100,000 shares to 2,100,000 shares. The Inducement Plan provides for the grant of non-qualified stock options. The Inducement Plan, and each amendment thereto, was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company)), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2023, there were 112,010 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Research and development	$3,013,326	$1,868,352
General and administrative	4,600,995	3,327,804
Total	$7,614,321	$5,196,156

Index
The following table summarizes the stock option activity for the Company’ stock option plans for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at January 1, 2023	4,171,311	$5.56	7.89	32,779,920
Granted	1,414,000	$10.31	9.18	290
Exercised	(81,935)	$3.77	–	–
Forfeited	(456,405)	$10.64	–	–
Expired	(17,626)	16.17
Options outstanding at December 31, 2023	5,029,345	$6.43	7.42	$4,395,227
Vested and expected to vest at December 31, 2023	5,029,345	$6.43	7.42	$4,395,227
Exercisable at December 31, 2023	2,829,330	$5.60	6.53	$3,315,101

As of December 31, 2023 there was approximately $13,950,484 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.47 years.

The Company entered into an agreement with DC Consulting for certain consulting services and issued 200,000 shares in connection with the agreement.

The weighted-average grant date fair value of the stock options granted in 2023 was $9.59 per share.

The fair value of options granted during the year ended December 31, 2023 and 2022 were estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Year Ended December 31,
	2023	2022
	Weighted Average
Volatility	142.84%	99.63%
Risk-Free Interest Rate	4.14%	1.79%
Expected Term in Years	6.06	6.39
Dividend Rate	–	–

Fair Value of Option on Grant Date	$9.59	$4.40

Expected volatility. The expected volatility assumption was changed on January 1, 2023 from using volatilities of a peer group of similar companies in the biotechnology industry whose share prices were publicly available, to using the volatility of the Company’s historical share price performance over the contractual term of the options.

Risk-free interest rate. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock option grants.

Expected term. The expected term represents the period options are expected to be outstanding. The expected term of the options is based on using the simplified method, which is the midpoint between the requisite service period and the contractual term of the option, since the Company has a limited history of being a public company to develop reasonable expectations about future exercise patterns and employment duration for the stock options grants.

Expected dividend rate. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

Index
Note 9 – Stockholders’ Equity

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

Note 10 – Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State taxes	7.9%	4.8%
Extraordinary gain	0.0%	0.0%
Permanent differences	(0.9)%	(0.4)%
Research and development	4.1%	2.9%
State Taxes/Sale of NOL	3.2%	2.9%
Valuation Allowance	(32.1)%	(28.3)%
Other	0.0%	0.0%
Effective tax rate	3.2%	2.9%

Index
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2023	2022
Federal net operating losses	$28,599,086	$25,063,210
State net operating losses	4,648,978	3,166,596
Stock options	4,668,417	2,696,879
Federal tax credit	4,730,921	2,893,412
State tax credits	582,605	511,557
Research and Development Capitalization (IRC 174)	10,017,958	4,506,729
License Agreement	2,639,961	2,811,000
Amortization	23,131	29,463
Accrued expense	104	–
Depreciation	725,305	732,064
Lease liabilities	50,564	127,278
Other	15,374	15,278
Total gross deferred tax assets	56,702,404	42,553,261
Less valuation allowance	(56,645,587)	(42,404,971)
Deferred tax assets, net	$56,817	$148,290
Right of use asset	$(56,817)	$(148,290)
Total gross deferred tax liabilities	(56,817)	(148,290)
Deferred tax, net	$–	$–

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2023 and 2022, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $56.6 and $42.4 million, respectively. The change in the valuation allowance during the year ended 2023 was approximately $14.2 million.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a deferred tax asset of $10.0 million and $4.5 million as of December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company had federal net operating loss (“NOL”) carryforwards of approximately $136.2 million. At December 31, 2023, the Company had federal research and development credit carryforwards of approximately $4.7 million. The federal net operating loss carryforwards begin to expire in 2028, losses generated in 2018 or later of $106.2 million will carry forward indefinitely. The federal credit carryforwards begin to expire in 2032. Section 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event certain ownership changes, as defined. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code.  The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change.  The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.  Although the Company has not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

At December 31, 2023, the Company had approximately $65.5 million of State of New Jersey NOLs which expire between 2029 and 2043. At December 31, 2023, the Company had approximately $0.7 million of the State of New Jersey research development credits carryforwards.  The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net loss carryforwards. The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable NJ-based technology or biotechnology companies with fewer than 225 US employees (including the parent company and all subsidiaries) to sell a percentage of New Jersey NOLs and research and development (“R&D”) tax credits to unrelated profitable corporations. In 2023, the Company sold New Jersey NOL carryforwards and R&D Credits, resulting in the recognition of $1.4 million of income tax benefit, net of transaction costs.  There is no certainty as to whether this program will continue.

Index
Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2023, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2023 and 2022.

Note 11 – Commitments and Contingencies

Rent

For the years ended December 31, 2023 and 2022, rent was $264,000 and $232,500, respectively, for month-to-month arrangements not impacted by the adoption of ASC 842.

Exclusive License Agreement

Pursuant to the Merck KGaA License Agreement, we agreed to make (i) development and first commercial sales milestone payments totaling up to $11 million upon the achievement of certain milestones, including the dosing of the fifth patient in a Phase3 trial of the clinical candidate and first commercial sale of the product for a first and second indication in a major market, and (ii) up to $105 million upon achieving certain aggregate sales levels of the product.

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

Maturity. Each Loan matures on the 48-month anniversary following the applicable date on which a Loan is made to or on account of the Company under the Loan and Security Agreement (the “Maturity Date”) unless accelerated pursuant to agreed upon events of default. All amounts outstanding under each Loan will be due and payable upon the earlier of the Maturity Date or the acceleration of the loans and commitments upon an event of default. Payments on the principal balance begin on October 1, 2024 and are paid monthly in the succeeding 24 months.

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

Amortization. Each Loan shall commence amortization upon the date set forth on the promissory note executed in connection with the respective Loan, upon which the Company is required to commence making equal payments of principal plus accrued interest on the outstanding principal amount of the respect Loan (the “Loan Amortization Date”) and continuing thereafter on the first business day of each calendar month through the Maturity Date.

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

Covenants; Representations and Warranties; Other Provisions. The Loan and Security Agreement contains customary representations, warranties and covenants, including maintenance of minimum cash balances as well as covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. As of December 31, 2023, the Company is in compliance with all covenants.

Default Provisions. The Loan and Security Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, and bankruptcy by and/or of the Company.

Warrant and Debt Discount. In connection with the Loan and Security Agreement, the Company issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of the Company’s common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the Company’s property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants.  The key assumptions used in Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, (iv) and no estimated dividend yield. In addition, the Company incurred third-party and lender fees of $449,329. These proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrant and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Loan and Security Agreement using the effective interest method. The unamortized debt discount was $2,264,650 as of  December 31, 2023.

For the year ended December 31, 2023 and 2022 the Company recognized interest expense of $4,187,075 and $1,288,776, respectively, of which $652,006 and $183,914, respectively was related to the amortization of the debt discount for each of the years.

Index
Note 13 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations.

The 401(k) employer cash contribution match for the years ended December 31, 2023 and December 31, 2022 $181,439 and $157,009, respectively.

Note 14 – Subsequent Events

On January 22, 2024, the Company amended the Inducement Plan solely to increase the total number of shares of common stock reserved for issuance under the Inducement Plan from 1,100,000 shares to 2,100,000 shares.

As of the date of this Annual Report,in the first quarter of 2024, the Company sold 3,428,681 shares of common stock for net proceeds of $19.5 million pursuant to its Sales Agreement.