Form 10-Q
period 2024-03-31
PDS Biotechnology Corp
filed 2024-05-15
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of May 8, 2024 was 36,679,275.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$66,634,417	$56,560,517
Prepaid expenses and other assets	2,051,348	2,494,558
Total current assets	68,685,765	59,055,075

Property and equipment, net	129,398	134,132
Financing lease right-to-use assets	191,203	200,873

Total assets	$69,006,366	$59,390,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,000,831	$6,982,824
Accrued expenses	1,714,111	2,424,692
Note payable - short term	7,291,667	4,166,667
Financing lease obligation-short term	57,081	55,794
Total current liabilities	15,063,690	13,629,977

Noncurrent liabilities:
Note payable, net of debt discount	16,651,420	19,506,183
Financing lease obligation-long term	108,211	122,973
Total liabilities:	$31,823,321	$33,259,133

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 75,000,000 shares authorized at March 31, 2024 and December 31, 2023, 36,679,275 shares and 33,094,521 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	12,104	10,921
Additional paid-in capital	192,275,033	170,620,641
Accumulated deficit	(155,104,092)	(144,500,615)
Total stockholders’ equity	37,183,045	26,130,947

Total liabilities and stockholders’ equity	$69,006,366	$59,390,080

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development expenses	$6,704,164	$5,843,686
General and administrative expenses	3,393,463	3,578,728
Total operating expenses	10,097,627	9,422,414

Loss from operations	(10,097,627)	(9,422,414)
Interest income (expense), net
Interest income	668,895	729,341
Interest expense	(1,174,745)	(966,845)
Interest income (expense), net	(505,850)	(237,504)

Net loss and comprehensive loss	(10,603,477)	(9,659,918)

Per share information:
Net loss per share, basic and diluted	$(0.30)	$(0.32)

Weighted average common shares outstanding basic and diluted	34,815,870	30,428,053

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2023	30,170,317	$9,956	$145,550,491	$(101,558,417)	$44,002,030
Stock-based compensation expense	–	–	2,080,319	–	2,080,319
Issuances of common stock from the Sales Agreement, net	553,293	183	4,588,339	–	4,588,522
Net loss	–	–	–	(9,659,918)	(9,659,918)
Balance - March 31, 2023	30,723,610	$10,139	$152,219,149	$(111,218,335)	$41,010,953

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2024	33,094,521	$10,921	$170,620,641	$(144,500,615)	$26,130,947
Stock-based compensation expense	–	–	1,630,011	–	1,630,011
Issuances of common stock from the Sales Agreement, net	3,428,681	1,131	19,493,342	–	19,494,473
Issuances of common stock, from exercise of stock options	156,073	52	531,039	–	531,091
Net loss	–	–	–	(10,603,477)	(10,603,477)
Balance - March 31, 2024	36,679,275	$12,104	$192,275,033	$(155,104,092)	$37,183,045

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,603,477)	$(9,659,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,630,011	2,080,319
Amortization of debt discount	270,236	121,997
Depreciation expense	4,735	3,155
Operating lease expense	–	60,257
Finance lease depreciation expense	9,670	10,957
Changes in assets and liabilities:
Prepaid expenses and other assets	443,210	(113,758)
Accounts payable	(981,993)	852,774
Accrued expenses	(710,581)	(6,455,317)
Operating lease liabilities	–	(89,102)
Net cash used in operating activities	(9,938,189)	(13,188,636)

Cash flows from financing activities:
Proceeds from exercise of stock options	531,091	–
Payments of finance lease obligations	(13,475)	(20,667)
Proceeds from issuance of common stock, net of issuance costs	19,494,473	4,588,522
Net cash provided by financing activities	20,012,089	4,567,855

Net increase in cash and cash equivalents	10,073,900	(8,620,781)
Cash and cash equivalents at beginning of period	56,560,517	73,820,160
Cash and cash equivalents at the end of period	$66,634,417	$65,199,379

Supplemental information of cash and non-cash transactions:

Cash paid for interest	$1,174,745	$966,845

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

The unaudited financial statements for all periods presented are referred to as “Condensed Consolidated Financial Statements”, and have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations for reporting on Form 10-Q, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. Accordingly, these notes to the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024. The unaudited condensed consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2023. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

(B)	Use of estimates:

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses at the date of the condensed consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates. The most significant estimate relates to the fair value of securities underlying stock-based compensation.

(C)	Significant risks and uncertainties:

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the Company’s ability to complete clinical trials necessary to obtain regulatory product licenses, the regulatory approvals needed to pursue development of its products, the Company’s adherence to covenants under its debt agreement, the Company’s ability to preserve its cash resources, the Company’s ability to add product candidates to its pipeline, the Company’s intellectual property, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital.

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

The Company expenses patent costs as incurred and classifies such costs as general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

(G)	Stock-based compensation:

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors and non-employees to be recognized as expense in the condensed consolidated statements of operations and comprehensive loss based on their grant date fair values. In order to determine the fair value of stock options on the date of grant, the Company uses the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment. The Company expenses the fair value of its stock-based compensation awards to employees and directors on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes forfeitures as they occur.

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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of March 31,
	2024	2023
Stock options to purchase Common Stock	5,314,661	5,295,911
Warrants to purchase Common Stock	466,112	506,229
Total	5,780,773	5,802,140

(I)	Income taxes:

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

The Company determines if an arrangement is a lease at inception and recognizes the lease in accordance with ASC 842, Leases (“ASC 842”). Both financing and operating leases are included in right-of-use (“ROU”) assets, lease obligation-short term and lease obligation-long term in the Company’s condensed consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company determines the portion of the lease liability that is current as the difference between the calculated lease liability at the end of the current period and the lease liability that is projected 12 months from the current period.

(L)	New accounting standards:

Recently Adopted Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures required for reportable segments in the Company’s annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements and disclosures and given the Company has one reportable segment, this policy is not expected to have a material impact on the consolidated financial statements.

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

Index
Note 3 – Liquidity and Capital Resources

As of March 31, 2024, the Company had $66.6 million of cash and cash equivalents. The Company’s primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loans and Security Agreement are not maintained.

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

In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2023, the Company sold 2,642,269 shares of common stock for a net value of $16.1 million pursuant to the Sales Agreement. During the quarter ended March 31, 2024 and 2023, the Company sold 3,428,681 and 553,293 shares of common stock for a net value of $19.5 and $4.6 million, respectively, pursuant to the Sales Agreement.

In August 2022, the Company entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans).  Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022.  In total, the Company received $24.6 million in net proceeds. Loan E and Loan F were uncommitted Loans that could have been advanced by the lenders upon the parties agreement prior to July 31, 2023 upon the satisfaction of certain conditions. At this time the option to advance Loan E and Loan F has expired and Loan E and Loan F are no longer available to the Company under the Loan and Security Agreement. The Company may only use the proceeds of the Loans for working capital or general corporate purposes. Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to certain events of default. Payments on the principal balance begin on October 1, 2024 and are paid monthly in the succeeding 24 months. The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Loan principal amount outstanding the preceding month.  The Company, at its option upon at least ten (10) business days’ written notice to the lenders, may prepay all (and not less than all) of the outstanding Loan by simultaneously paying to each lender an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Loans; plus (ii) an amount equal to (A) if such Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Loan, 3% of the then outstanding principal balance of such Loan, (B) if such Loan is prepaid after the Loan Amortization Date applicable to such Loan, but on or before the date that is 12 months after such Loan Amortization Date, 2% of the then outstanding principal balance of such Loan, or (C) if such Loan is prepaid more than 12 months after the Loan Amortization Date but prior to the stated maturity date applicable to such Loan, 1% of the then outstanding principal balance of such Loan; plus (iii) the outstanding principal balance of such Loan; plus (iv) all other sums, if any, that shall have become due and payable thereunder.  No prepayment premium will be applied to any outstanding balance of any Loan paid on the stated maturity date.

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

In April 2024, the Company received approximately $0.9 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to its participation in the New Jersey Technology Business Tax Certificate Transfer of Net Operating Loss (NOL) program for tax year 2022.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q in accordance with ASC Subtopic 205-40, Going Concern . Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loan and Security Agreement are not maintained.

The Company’s budgeted cash requirements in 2024 and beyond include expenses related to continuing development and clinical trials as well as payments on its debt. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or its existing shareholders or in the amounts required. The Company may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to the Company’s stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict its operations. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, grant rights to third parties to develop and market immunotherapies that the Company would otherwise prefer to develop and market itself or cease operations. Any of these actions could harm its business, results of operations and prospects. Failure to obtain adequate financing also may adversely affect the Company’s ability to operate as a going concern.

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

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during the three month ended March 31, 2024 or 2023.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2024: (unaudited)
Cash and cash equivalents	$66,634,417	$66,634,417	$–	$–

As of December 31, 2023
Cash and cash equivalents	$56,560,517	$56,560,517	$–	$–

The carrying value of the Loan and Security Agreement approximated its fair value as of March 31, 2024 due to its variable rate.

Index
Note 5 – Leases

Operating Lease:

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 with a term of forty (40) months with an option to renew through October 31, 2027. The sublease term expired on August 31, 2023, and was not renewed. Upon inception of the sublease, the Company recognized approximately $0.7 million of  ROU assets and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above, the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Supplemental cash flow information related to operating leases is as follows:

	As of March 31,
	2024	2023
Cash paid for operating lease liabilities	$–	$89,102

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of March 31,
	2024	2023
Cash paid for finance lease liabilities	$17,463	$20,667

Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2024	$52,387
2025	69,850
2026	40,108
2027	26,721
2028 and after	1
Total future minimum lease payments	189,067
Less imputed interest	(23,775)
Remaining lease liability	$165,292

The Company entered into four financing leases for laboratory equipment with a total cost of $251,959 with four to five-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $6,000. During the year ended December 31, 2023, the Company exercised the bargain purchase option, which resulted in recognition of property and equipment of $151,490.

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	As of March 31, 2024	As of December 31, 2023
Accrued research and development	$457,229	$-
Accrued professional fees	531,294	827,863
Accrued compensation	418,449	1,289,690
Accrued interest on debt	306,771	306,771
Accrued rent	368	368
Total	$1,714,111	$2,424,692

Index
Note 7 – Stock-Based Compensation

In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “Original Plan”) pursuant to which the Company may grant up to 91,367 shares as ISOs, NQs and restricted stock units (“RSUs”), subject to increases as hereafter described (the “Plan Limit”). In addition, on January 1, 2015, and each January 1 thereafter and prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the Original Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors (“Board”) may determine in its discretion. In March 2019, the Board adopted and the Company’s stockholders approved the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Prior Plan”) which amended and restated the Original Plan in order to remove the annual increase component and was limited to 826,292 shares.

On December 8, 2020, the Board adopted and on June 17, 2021, the stockholders approved, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”), which amended and restated the Prior Plan. The Restated Plan is identical to the Prior Plan in all material respects, except (a) the number of shares of Common Stock authorized for issuance under the Restated Plan was increased from 826,292 shares to 4,165,535 shares, plus the total number of shares that remained available for issuance, that were not covered by outstanding awards issued under the Prior Plan, immediately prior to December 8, 2020; and (b) the Prior Plan was amended to terminate on December 7, 2030, unless earlier terminated. On May 19, 2023, the Board adopted, subject to stockholder approval, the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Third Restated Plan”). At the 2023 annual meeting of stockholders held on July 14, 2023, the stockholders approved the Third Restated Plan, which amended and restated the Restated Plan to increase the total amount of shares authorized for issuance thereunder. The Third Restated Plan is identical to the Restated Plan in all material respects, except, the number of shares of Common Stock authorized for issuance under the Third Restated Plan increased from 4,165,535 to 6,565,535. As of March 31, 2024, there were 2,645,723 shares available for grant under the Third Restated Plan.

Pursuant to the terms of the Third Restated Plan, stock options have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four-year period.

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

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of March 31, 2024, there were 1,232,200 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(unaudited)

Research and development	$551,918	$800,764
General and administrative	1,078,093	1,279,555
Total	$1,630,011	$2,080,319

Index
There were 938,648 and 1,124,600 options granted during the three months ended March 31, 2024 and 2023, respectively. The fair value of options granted during the three months ended March 31, 2024 and 2023 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended March 31,
	2024	2023
	Weighted Average	Weighted Average
	(unaudited)
Volatility	145.41%	142.02%
Risk-Free Interest Rate	3.98%	4.06%
Expected Term in Years	6.08	6.08
Dividend Rate	–	–
Fair Value of Option on Grant Date	$5.22	$10.79

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	5,029,345	$6.43	7.42	$4,395,227
Granted	938,648	5.58	9.90	–
Exercised	(156,073)	3.40
Forfeited and expired	(497,259)	8.64
Options outstanding at March 31, 2024	5,314,661	$6.16	7.60	$2,327,199
Vested and expected to vest at March 31, 2024	5,314,661	$6.16	7.60	$2,327,199
Exercisable at March 31, 2024	2,858,485	$5.80	6.42	$1,971,346

As of March 31, 2024 there was approximately $15,111,713 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 2.95 years.

Note 8 – Income Taxes

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2024 and therefore there will be no current income tax expense.  The Company recorded a full valuation allowance against the net deferred tax assets as of March 31, 2024 and December 31, 2023. Consequently, the Company recorded no income tax benefit due to realization uncertainties.

The Company is subject to a U.S. federal statutory income tax rate of 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2024 is the anticipated full year operating loss which will require a full valuation allowance against any associated net deferred tax assets.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of March 31, 2024, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three months ended March 31, 2024 or for the year ended December 31, 2023. In April 2024, the Company received approximately $0.9 million from the sale of its New Jersey state net operating losses.

Index
Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three months ended March 31, 2024 and 2023 was $66,000 and $66,000, respectively.

Exclusive License Agreement

In January 2023, the Company entered into an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting IL 12 fused antibody drug conjugate, M9241 (the “Merck KGaA License Agreement”). Pursuant to the Merck KGaA License Agreement, the Company agreed to make (i) development and first commercial sales milestone payments totaling up to $11 million upon the achievement of certain milestones, including the dosing of the fifth patient in a Phase 3 trial of the clinical candidate and first commercial sale of the product for a first and second indication in a major market, and (ii) up to $105 million upon achieving certain aggregate sales levels of the product.

The Company also agreed to pay Merck KGaA, Darmstadt, Germany a royalty of 10% on aggregate net sales of product as specified in the Merck KGaA License Agreement on a product-by-product and country-by-country basis until the later of: (i) ten years after the first commercial sale of a product in a given country; and (ii) the expiration or invalidation of the licensed patents covering the compound or product in such country. The royalty rate is subject to reduction in the event that a product is not covered by a valid patent claim, a biosimilar to the compound or the product comes on the market in a particular country, or if the Company obtains a license to any intellectual property owned or controlled by a third-party which, but for such license would be infringed by making, using or selling the compound.

Legal Proceedings

The Company is currently not a party to, and the Company’s property is not currently the subject of, any material pending legal proceedings. The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes that may not be predictable with assurance.

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

Interest Rate. The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Loan principal amount outstanding during the preceding month.

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

Covenants; Representations and Warranties; Other Provisions. The Loan and Security Agreement contains customary representations, warranties and covenants, including maintenance of minimum cash balances as well as covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates, and fundamental changes. As of March 31, 2024, the Company is in compliance with all covenants in all material respects.

Default Provisions. The Loan and Security Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, and bankruptcy by and/or of the Company.

Warrant and Debt Discount. In connection with the Loan and Security Agreement, the Company issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of the Company’s common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the Company’s property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants.  The key assumptions used in the Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, (iv) and no estimated dividend yield. In addition, the Company incurred third party and lender fees of $449,329 during the nine months ended September 30, 2022. These proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrant and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Loan and Security Agreement using the effective interest method. The unamortized debt discount was $1,994,412 as of March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $1,170,758 and $961,753, respectively, of which $270,236 and $121,997, respectively, was related to the amortization of the debt discount.

Note 11 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit of all employees and permits voluntary contributions by employees, subject to IRS-imposed limitations. The 401(k) employer contributions were $66,488 and $94,907 for the three months ended March 31, 2024 and 2023, respectively.

Note 12– Subsequent Events

In April 2024, the Company received approximately $0.9 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to its participation in the New Jersey Technology Business Tax Certificate Transfer of Net Operating Loss (NOL) program for tax year 2022.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2023 on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 28, 2024.

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

●
the timing for the Company or its partners to initiate the planned clinical trials for its Versamune® products, including PDS0101, PDS0103, and others, alone or in combination with PDS01ADC, as well as Infectimune® based clinical candidates and the future success of such trials;

●
the successful implementation of the Company’s research and development programs and collaborations, including any collaboration trials concerning the Company’s Versamune®, PDS01ADC and Infectimune® based clinical candidates and the Company’s interpretation of the results and findings of such programs and collaborations and whether such results are sufficient to support the future success of the Company’s clinical candidates;

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

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of the Company’s clinical candidates;
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

Index
Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on our Versamune® T cell activator and Versamune® in combination with our interleukin 12 (IL-12) fused anti-body drug conjugate (ADC) PDS01ADC.  In addition, we are developing the Infectimune® T cell-activator in infectious diseases.

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

In October 2023, updated interim data based on an August 2, 2023 cut off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer was presented at a key opinion leader roundtable that we sponsored.

Index
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

In November 2023, we announced updated survival data from our NCI-led Phase 2 trial investigating the triple combination of PDS0101, PDS01ADC and an investigational immune checkpoint inhibitor (ICI) in two groups of advanced cancer patients with various types of human papillomavirus (HPV) 16-positive cancers.  The data showed 75% Survival of ICI naïve patients at 36 months.

In November 2023, preclinical data from our NCI-led trial including PDS0101, PDS01ADC and an HDAC inhibitor in ICI-resistant HPV-16 positive cancer was presented during a poster presentation at the Society for Immunotherapy of Cancer 38th Annual Meeting.

Clinical Candidate Pipeline

VERSATILE-002: PDS0101 + Keytruda®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer commenced. Enrollment in stage 2 of 2 for the ICI naïve arm and the ICI resistant arms are complete. The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first and second line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

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

Index
 In May 2022, we expanded this trial into Europe and in June 2022, as described above, we received Fast Track designation from the FDA for PDS0101 in combination with Keytruda®.

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

In October 2023, at a key opinion roundtable updated interim data was presented based on an August 2, 2023 cut-off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is an FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer. Data on 52 patients was presented. The data from the roundtable based on investigator assessment was as follows:

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

Index
In May 2024, at a virtual key opinion leader event, updated interim data was presented based on a February 15, 2024 cut-off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is an FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer. Data on 53 patients was presented. The data from the event based on investigator assessment was as follows:

Highlights from the ICI naïve cohort with CPS > 1include:

●	Median overall survival of 30 months; published results for ICIs are 7-18 months.
●	Confirmed overall response rate ORR is 34% (18/53) to date; published results for comparable patients receiving treatment with ICIs are less than 20%.
●	Confirmed complete responses, partial responses and stable disease according to RECIST v1.1 were seen in 75.5% of patients.
●	Median progression-free survival (PFS) is 6.3 months to date; published results of 2-3 months PFS with approved ICIs.
●
The combination of PDS0101 and Keytruda® appeared to be well tolerated with 11% (7/62) of patients experienced Grade 3 treatment-related adverse events (TRAE) and 2% (1/62) experienced Grade 4 or 5 TRAE; published results report 13-17% Grade 3-5 TRAE with approved ICI monotherapy.

●	60% (32/53) of patients have CPS score of 1-19 (who generally have a weaker response to Keytruda®), and 40% (21/53) have CPS score >20 (who generally have a higher response to Keytruda®).

During the May 2024 event, we also announced an updated clinical strategy with a two-part registrational trial focused on the triple combination of Versamune® HPV + PDS01ADC + pembrolizumab as a first line treatment in HPV16-positive recurrent/metastatic HNSCC.

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

Index
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

Index
IL-12 Oncology Immunocytokine Pipeline

PDS01ADC is a novel investigational IL-12 fused antibody drug conjugate (IgG1), tumor-targeting interleukin 12 (IL-12) immune-cytokine that enhances the proliferation, potency and longevity of T cells in the tumor microenvironment. Together with Versamune® based immunotherapies, PDS01ADC works synergistically to overcome tumor immune suppression and to promote a targeted T cell attack against cancers. As with Versamune®, PDS01ADC is given by a simple subcutaneous injection. Clinical data suggests the addition of PDS01ADC to Versamune® based immunotherapies may demonstrate significant disease control in advanced cancer patients by shrinking tumors and/or prolonging life.

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

Our current clinical pipeline of Versamune®, PDS01ADC and Infectimune® based therapies is as follows:

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $10.6 million, and $9.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $155.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of March 31, 2024, we had $66.6 million in cash and cash equivalents.

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

We expect that our research and development expenses will increase significantly over the next several years as we advance our Versamune® and PDS01ADC product candidates into and through clinical trials, pursue regulatory approval of our Versamune®  product and PDS01ADC candidates and prepare for a possible commercial launch, all of which will also require a significant investment in contract research services, manufacturing process validation and inventory related costs.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase
	2024	2023	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$6,704	$5,844	$860	15%
General and administrative expenses	3,393	3,579	(186)	(5)%
Total operating expenses	10,097	9,423	674	7%
Loss from operations	(10,097)	(9,423)	(674)	7%
Interest income (expense), net	(506)	(237)	(269)	114%
Net loss and comprehensive loss	$(10,603)	$(9,660)	$(943)	10%

Research and Development Expenses

Research and development (R&D) expenses increased to $6.7 million for the three months ended March 31, 2024 from $5.8 million for the three months ended March 31, 2023. The increase of $0.9 million in 2024 was primarily attributable to an increase of $1.2 million in clinical studies and medical affairs offset by a decrease of $0.1 million in personnel costs, $0.1 million in professional fees and $0.1 million in manufacturing costs.

General and Administrative Expenses

General and administrative expenses decreased to $3.4 million for the three months ended March 31, 2024 from $3.6 million for the three months ended March 31, 2023. The decrease of $0.2 million was primarily attributable to a decrease of $0.5 million in personnel costs offset by an increase of $0.3 million in professional fees.

Index
Liquidity and Capital Resources

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

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and we have also provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2023, we sold 2,642,269 shares of common stock with a net value of $16.1 million pursuant to the Sales Agreement. During the quarter ended March 31, 2024 and 2023, we sold 3,428,681 and 553,293 shares of common stock with a net value of $19.5 and $4.6 million, respectively, pursuant to the Sales Agreement.

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

In April 2024, we received approximately $0.9 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to its participation in the New Jersey Technology Business Tax Certificate Transfer of Net Operating Loss (NOL) program for tax year 2022.

As of March 31, 2024, we had $66.6 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

As a result of these uncertainties, and as its plans are outside of management’s control, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if were unable to continue as a going concern.

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(9,938)	$(13,189)
Net cash provided by financing activities	20,012	4,568
Net increase (decrease) in cash and cash equivalents	$10,074	$(8,621)

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.9 million and $13.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in net cash used in operating activities of $3.3 million was primarily due to a decrease in the non-cash stock-based compensation expense of $0.5 million offset by an increase in net loss of $1.0 million and changes in the timing of working capital requirements, including changes in prepaid expenses and other assets, accrued expenses and accounts payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 was primarily due to the receipt of net proceeds of $19.5 million and $ 4.6 million, respectively, from the sale of common stock under the Sales Agreement.

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

Index
Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Our accounting policies are more fully described in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  As described in Note 2, the preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ from these estimates under different assumptions or conditions. We believe that the discussion in our management’s discussion and analysis addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of March 31, 2024, our cash equivalents consisted of bank deposits and money market accounts. Additionally, the principal balance of our Loan and Security agreement with Horizon Technology Finance Corporation bears a floating interest pegged to the prime rate.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates have not been material to us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2024.

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

Index
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our condensed consolidated financial statements for the quarter ended March 31, 2024 contained in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023. However, any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 28, 2024, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1+
Executive Employment Agreement by and between Kirk V. Shephard, M.D. and PDS Biotechnology Corporation, effective as of January 22, 2024 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024).

10.2+	PDS Biotechnology Corporation 2019 Inducement Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2024, and incorporated by reference herein).

10.3*+	Executive Employment Agreement by and between Stephan F. Toutain and PDS Biotechnology Corporation, effective as of May 1, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith (unless otherwise noted as being furnished herewith)
+ Indicates management compensatory plan or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

May 15, 2024	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2024	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer
(Principal Financial and Accounting Officer)