Form 10-Q
period 2024-06-30
PDS Biotechnology Corp
filed 2024-08-13
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of August 6, 2024 was 36,819,810.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$57,733,724	$56,560,517
Prepaid expenses and other assets	2,427,752	2,494,558
Total current assets	60,161,476	59,055,075

Property and equipment, net	152,938	134,132
Financing lease right-to-use assets	181,533	200,873

Total assets	$60,495,947	$59,390,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,252,490	$6,982,824
Accrued expenses	1,947,221	2,424,692
Note payable - short term	10,416,667	4,166,667
Financing lease obligation-short term	58,396	55,794
Total current liabilities	15,674,774	13,629,977

Noncurrent liabilities:
Note payable, net of debt discount	13,810,194	19,506,183
Financing lease obligation-long term	93,109	122,973
Total liabilities:	$29,578,077	$33,259,133

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 150,000,000 and 75,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 36,779,275 and 33,094,521 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	12,137	10,921
Additional paid-in capital	194,337,722	170,620,641
Accumulated deficit	(163,431,989)	(144,500,615)
Total stockholders’ equity	30,917,870	26,130,947

Total liabilities and stockholders’ equity	$60,495,947	$59,390,080

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$4,527,698	$8,004,852	$11,231,862	$13,848,538
General and administrative expenses	4,156,606	4,691,321	7,550,069	8,270,049
Total operating expenses	8,684,304	12,696,173	18,781,931	22,118,587

Loss from operations	(8,684,304)	(12,696,173)	(18,781,931)	(22,118,587)

Interest income (expenses), net
Interest income	675,209	750,654	1,344,104	1,479,995
Interest expense	(1,187,971)	(995,397)	(2,362,716)	(1,962,242)
Interest income (expenses), net	(512,762)	(244,743)	(1,018,612)	(482,247)

Loss before income taxes	(9,197,066)	(12,940,916)	(19,800,543)	(22,600,834)
Benefit for income taxes	869,169	1,406,021	869,169	1,406,021
Net loss and comprehensive loss	(8,327,897)	(11,534,895)	(18,931,374)	(21,194,813)

Per share information:
Net loss per share, basic and diluted	$(0.23)	$(0.37)	$(0.53)	$(0.69)

Weighted average common shares outstanding, basic, and diluted	36,693,561	30,802,498	35,754,715	30,616,310

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2023	30,170,317	$9,956	$145,550,491	$(101,558,417)	$44,002,030
Stock-based compensation expense	–	–	2,080,319	–	2,080,319
Issuances of common stock from the Sales Agreement, net	553,293	183	4,588,339	–	4,588,522
Net loss	–	–	–	(9,659,918)	(9,659,918)
Balance - March 31, 2023	30,723,610	$10,139	$152,219,149	$(111,218,335)	$41,010,953
Stock based compensation expense	–	–	2,105,538	–	2,105,538
Issuances of common stock, from exercise of stock options	1,409	1	8,848	–	8,849
Issuance of common stock for consulting agreement	100,000	33	609,967	–	610,000
Issuances of common stock from the Sales Agreement, net	43,169	14	243,729	–	243,743
Net loss	–	–	–	(11,534,895)	(11,534,895)
Balance - June 30, 2023	30,868,188	$10,188	$155,187,231	$(122,753,230)	$32,444,189

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2024	33,094,521	$10,921	$170,620,641	$(144,500,615)	$26,130,947
Stock-based compensation expense	–	–	1,630,011	–	1,630,011
Issuances of common stock from the Sales Agreement, net	3,428,681	1,131	19,493,342	–	19,494,473
Issuances of common stock, from exercise of stock options	156,073	52	531,039	–	531,091
Net loss	–	–	–	(10,603,477)	(10,603,477)
Balance - March 31, 2024	36,679,275	$12,104	$192,275,033	$(155,104,092)	$37,183,045
Stock-based compensation expense	–	–	1,795,722	–	1,795,722
Issuances of common stock for consulting agreement	100,000	33	266,967	–	267,000
Net loss	–	–	–	(8,327,897)	(8,327,897)
Balance - June 30, 2024	36,779,275	$12,137	$194,337,722	$(163,431,989)	$30,917,870

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,931,374)	$(21,194,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,425,733	4,185,857
Issuance of shares in consulting agreement	267,000	610,000
Amortization of debt discount	554,010	233,523
Depreciation expense	10,194	7,891
Operating lease expense	–	120,514
Finance lease depreciation expense	19,339	20,627
Changes in assets and liabilities:
Prepaid expenses and other assets	66,806	(65,728)
Accounts payable	(3,730,334)	3,195,618
Accrued expenses	(477,471)	(4,937,383)
Operating lease liabilities	–	(179,136)
Net cash used in operating activities	(18,796,097)	(18,003,030)

Cash flows from investing activities:
Purchase of equipment	(28,999)	–
Net cash used in investing activities	(28,999)	–

Cash flows from financing activities:
Proceeds from exercise of stock options	531,091	8,849
Payments of finance lease obligations	(27,261)	(33,253)
Proceeds from issuance of common stock, net of issuance costs	19,494,473	4,832,265
Net cash provided by financing activities	19,998,303	4,807,861

Net increase in cash and cash equivalents	1,173,207	(13,195,169)
Cash and cash equivalents at beginning of period	56,560,517	73,820,160
Cash and cash equivalents at the end of period	$57,733,724	$60,624,991

Supplemental information of cash and non-cash transactions:

Cash paid for interest	$2,362,716	$1,962,241

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS Biotech”), is a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted immunotherapies designed to overcome limitations of current immunotherapy and vaccine technologies. The Company develops proprietary platforms designed to train and enable the immune system to attack and destroy disease; Versamune®, and Versamune® in combination with PDS01ADC for treatments in oncology and Infectimune® for treatments in infectious diseases.  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. PDS01ADC is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy which previously has resulted in high toxicity and limited therapeutic potential.  The Company’s infectious disease candidate, Infectimune®, is of potential interest for use in universal influenza vaccines. and is designed to promote the induction of disease-specific neutralizing antibodies.  The Company’s immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example in combination with other leading technologies such as immune checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. The Company is also evaluating its immunotherapies as monotherapies in early-stage disease.  The Company is developing targeted product candidates to treat several cancer tumors, including Human Papillomavirus (HPV) associated cancer in head and neck squamous cell carcinoma, melanoma, colorectal, lung, breast and prostate.

Note 2 – Summary of Significant Accounting Policies

(A)	Unaudited interim financial statements:

The unaudited financial statements for all periods presented are referred to as “Condensed Consolidated Financial Statements”, and have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations for reporting on Form 10-Q, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. Accordingly, these notes to the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2023. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other subsequent interim period.

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

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the Company’s ability to complete clinical trials necessary to obtain regulatory product licenses, the regulatory approvals needed to pursue development of its clinical and product candidates, the Company’s adherence to covenants under its debt agreement, the Company’s ability to preserve its cash resources, the Company’s ability to add clinical and product candidates to its pipeline, the Company’s ability to protect its intellectual property, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital.

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

Costs incurred in connection with research and development activities are expensed as incurred. These costs include licensing fees to use certain technology in the Company’s research and development projects as well as fees paid to consultants and vendors that perform certain research activities and testing on behalf of the Company.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data, such as patient enrollment, clinical site activations or information provided by vendors about their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the timing and pattern of costs incurred.

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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of June 30,
	2024	2023
Stock options to purchase Common Stock	5,563,211	5,324,402
Warrants to purchase Common Stock	466,112	506,229
Total	6,029,323	5,830,631

Index
(I)	Income taxes:

The Company provides for deferred income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to net operating loss carryforwards and for differences between the financial statement carrying amounts and the respective tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Recently Adopted Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by the Company to, have a material effect on our present or future Condensed Consolidated Financial Statements.

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

Index
Note 3 – Liquidity and Capital Resources

As of June 30, 2024, the Company had $57.7 million of cash and cash equivalents. The Company’s primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loans and Security Agreement are not maintained.

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

In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2023, the Company sold 2,642,269 shares of common stock for a net value of $16.1 million pursuant to the Sales Agreement. During the three and six months ended June 30, 2024, the company sold 0 and 3,428,681 shares, respectively, of its common stock with a net value of $0.0 million and $19.5 million, respectively, pursuant to the Sales Agreement.

In August 2022, the Company entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders. The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans). Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022. In total, the Company received $24.6 million in net proceeds. Loan E and Loan F were uncommitted Loans that could have been advanced by the lenders upon the parties agreement prior to July 31, 2023 upon the satisfaction of certain conditions. At this time, the option to advance Loan E and Loan F has expired and Loan E and Loan F are no longer available to the Company under the Loan and Security Agreement. The Company may only use the proceeds of the Loans for working capital or general corporate purposes. Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to certain events of default. Payments on the principal balance begin on October 1, 2024 and are paid monthly over the succeeding 24 months. The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Loan principal amount outstanding the preceding month. The Company, at its option upon at least ten (10) business days’ written notice to the lenders, may prepay all (and not less than all) of the outstanding Loan by simultaneously paying to each lender an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Loans; plus (ii) an amount equal to (A) if such Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Loan, 3% of the then outstanding principal balance of such Loan, (B) if such Loan is prepaid after the Loan Amortization Date applicable to such Loan, but on or before the date that is 12 months after such Loan Amortization Date, 2% of the then outstanding principal balance of such Loan, or (C) if such Loan is prepaid more than 12 months after the Loan Amortization Date but prior to the stated maturity date applicable to such Loan, 1% of the then outstanding principal balance of such Loan; plus (iii) the outstanding principal balance of such Loan; plus (iv) all other sums, if any, that shall have become due and payable thereunder. No prepayment premium will be applied to any outstanding balance of any Loan paid on the stated maturity date.

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

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q in accordance with ASC Subtopic 205-40, Going Concern. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loan and Security Agreement are not maintained.

The Company’s estimated cash requirements in 2024 and beyond include expenses related to continuing development and clinical trials as well as payments on its debt. The Company plans to execute its operating plan by obtaining additional capital, principally through issuance of equity through separate offerings or an at-the-market facility, issuance of debt, or by entering into collaborations, strategic alliances, or license agreements with third parties. However, there is no assurance that sufficient additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or its existing shareholders. The Company may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in dilution to the Company’s stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict its operations. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, grant rights to third parties to develop and market immunotherapies that the Company would otherwise prefer to develop and market itself, or cease operations entirely. Any of these actions could harm its business, results of operations and prospects. Failure to obtain adequate financing may also adversely affect the Company’s ability to operate as a going concern.

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

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during the three and six months ended June 30, 2024 or 2023.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2024: (unaudited)
Cash and cash equivalents	$57,733,724	$57,733,724	$–	$–

As of December 31, 2023
Cash and cash equivalents	$56,560,517	$56,560,517	$–	$–

The carrying value of the Loan and Security Agreement approximated its fair value as of June 30, 2024 due to its variable rate.

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

Supplemental cash flow information related to operating leases is as follows:

	As of June 30,
	2024	2023
Cash paid for operating lease liabilities	$–	$179,136

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of June 30,
	2024	2023
Cash paid for finance lease liabilities	$34,925	$43,221

Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2024	$34,925
2025	69,850
2026	40,108
2027	26,723
2028 and after	1
Total future minimum lease payments	171,607
Less imputed interest	(20,102)
Remaining lease liability	$151,505

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

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	As of June 30, 2024	As of December 31, 2023
Accrued research and development	$200,699	$–
Accrued professional fees	556,385	827,863
Accrued compensation	892,894	1,289,690
Accrued interest on debt	296,875	306,771
Accrued rent	368	368
Total	$1,947,221	$2,424,692

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

On December 8, 2020, the Board adopted and on June 17, 2021, the stockholders approved, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”), which amended and restated the Prior Plan. The Restated Plan is identical to the Prior Plan in all material respects, except (a) the number of shares of Common Stock authorized for issuance under the Restated Plan was increased from 826,292 shares to 4,165,535 shares, plus the total number of shares that remained available for issuance, that were not covered by outstanding awards issued under the Prior Plan, immediately prior to December 8, 2020; and (b) the Prior Plan was amended to terminate on December 7, 2030, unless earlier terminated.  On May 19, 2023, the Board adopted, subject to stockholder approval, the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Third Restated Plan”). At the 2023 annual meeting of stockholders held on July 14, 2023, the stockholders approved the Third Restated Plan, which amended and restated the Restated Plan to increase the total amount of shares authorized for issuance thereunder. The Third Restated Plan is identical to the Restated Plan in all material respects, except, the number of shares of Common Stock authorized for issuance under the Third Restated Plan increased from 4,165,535 to 6,565,535. As of June 30, 2024, there were 2,301,167 shares available for grant under the Third Restated Plan.

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

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of June 30, 2024, there were 969,407 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$609,828	$806,548	$1,161,746	$1,607,312
General and administrative	1,185,894	1,298,990	2,263,987	2,578,545
Total	$1,795,722	$2,105,538	$3,425,733	$4,185,857

Index
The Company granted options to purchase 254,000 and 1,192,648 shares during the three and six month periods ended June 30, 2024, respectively, and granted options to purchase 29,900 and 1,154,500 shares during the three and six month period ended June 30, 2023, respectively. The fair value of options granted during the three and six months ended June 30, 2024 and 2023 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30,
	2024	2023	2024	2023
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	106.26%	143.87%	137.07%	142.07%
Risk-Free Interest Rate	4.26%	3.59%	4.04%	4.05%
Expected Term in Years	5.96	6.08	6.06	6.08
Dividend Rate	-	-	-	-
Fair Value of Option on Grant Date	$2.86	$5.09	$4.71	$10.64

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	5,029,345	$6.43	7.42	$4,395,227
Granted	1,192,648	5.12	9.70	–
Exercised	(156,073)	3.40
Forfeited and expired	(502,709)	8.68
Options outstanding at June 30, 2024	5,563,211	$6.03	7.46	$899,228
Vested and expected to vest at June 30, 2024	5,563,211	$6.03	7.46	$899,228
Exercisable at June 30, 2024	3,043,575	$5.79	6.25	$837,670

As of June 30, 2024 there was approximately $14,042,395 of unamortized stock option compensation expense, which is expected to be recognized over a remaining average vesting period of 2.84 years.

Note 8 – Income Taxes

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2024 and therefore there will be no current income tax expense.  The Company recorded a full valuation allowance against the net deferred tax assets as of June 30, 2024 and December 31, 2023. Consequently, the Company recorded no income tax benefit due to realization uncertainties.

The Company is subject to a U.S. federal statutory income tax rate of 21%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2024 is the anticipated full year operating loss which will require a full valuation allowance against any associated net deferred tax assets.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of June 30, 2024, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and six months ended June 30, 2024 or for the year ended December 31, 2023.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $0.9 million and $1.4 million of income tax benefit, net of transaction costs in the six months ended June 30, 2024 and 2023, respectively.

Index
Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and six months ended June 30, 2024 was $66,000 and $132,000 respectively, compared to the three and six months ended June 30, 2023 of $126,532 and $253,202.

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

Covenants; Representations and Warranties; Other Provisions. The Loan and Security Agreement contains customary representations, warranties and covenants, including maintenance of minimum cash balances as well as covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates, and fundamental changes. As of June 30, 2024, the Company was in compliance with all covenants in all material respects.

Default Provisions. The Loan and Security Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, and bankruptcy by and/or of the Company.

Warrant and Debt Discount. In connection with the Loan and Security Agreement, the Company issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of the Company’s common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the Company’s property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants. The key assumptions used in the Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, (iv) and no estimated dividend yield. In addition, the Company incurred third party and lender fees of $449,329 during the nine months ended September 30, 2022. These proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrant and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Loan and Security Agreement using the effective interest method. The unamortized debt discount was $1,710,639 as of June 30, 2024.

The Company recognized interest expense of $1,184,294 and $2,355,053, and $961,753 and $1,952,272 for the three and six months ended June 30, 2024 and 2023, respectively and $283,774 and $554,010, and $121,997 and $233,523 was related to the amortization of the debt discount for the three and six months ended June 30, 2024 and 2023, respectively.

Note 11 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit of all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $46,995 and $113,483 for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 of $36,863 and $131,769, respectively.

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
●
the Company’s dependence on additional financing to fund its operations and complete the development and commercialization of its clinical and product candidates, and the risks that raising such additional capital may restrict the Company’s operations or require the Company to relinquish rights to the Company’s technologies or clinical and product candidates;

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

●
the successful implementation of the Company’s research and development programs and collaborations, including any collaboration trials concerning the Company’s Versamune®, PDS01ADC and Infectimune® based clinical and product candidates and the Company’s interpretation of the results and findings of such programs and collaborations and whether such results are sufficient to support the future success of the Company’s clinical and product candidates;

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

●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of the Company’s clinical and product candidates;
●
any Company statements about its understanding of clinical and product candidates’ mechanisms of action and interpretation of preclinical and early clinical results from its clinical development programs and any collaboration trials; the acceptance by the market of the Company’s clinical and product candidates, if approved;

●
the timing of and the Company’s ability to obtain and maintain U.S. Food and Drug Administration or other regulatory authority approval of, or other action with respect to, the Company’s clinical and product candidates; and

●
other factors, including legislative, regulatory, political and economic developments not within the Company’s control, including unforeseen circumstances or other disruptions to normal business operations arising from or related to those listed under Part II, Item 1A. Risk Factors.

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

Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on our Versamune® T cell activator and Versamune® in combination with our interleukin 12 (IL-12) fused anti-body drug conjugate (ADC), PDS01ADC.  In addition, we are developing the Infectimune® T cell-activator in infectious diseases.

We believe our investigational targeted immunotherapies have the potential to overcome limitations of current immunotherapy approaches through effective conversion of the immune suppressive tumor to an immunogenic microenvironment in addition to the induction of the right type, potency and quantity of tumor-targeting killer (CD8) T cells.  Our Versamune® immunotherapies and Versamune® in combination with PDS01ADC, are utilized for treatments in oncology, and Infectimune® is utilized for preventive vaccines against infectious agents. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional disease-specific CD4 helper and CD8 killer T cells, a specific sub-type of T cell that has shown potential to be more effective at killing infected or target cells. Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies. PDS01ADC is an investigational tumor targeting IL-12 that we believe may enhance the proliferation, potency and longevity of T cells in the tumor microenvironment and reduces the prevalence of immune suppressive cells and components within the tumor. We believe that our proprietary combinations of Versamune® and PDS01ADC together with immune checkpoint inhibitors or other standards of care, may enhance the proliferation, potency and longevity of antigen specific multifunctional CD8 T cells in the tumor microenvironment and work synergistically to inhibit or treat cancer.

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

Highlights from the ICI naïve cohort included:

●	24-month overall survival (OS) rate of 74%; published 24-month survival rate of less than 30% for approved ICI.
●	12-month OS rate of 80%; published results of 30-50% with approved ICIs.
●	Tumor shrinkage seen in 60% (31/52) of patients.
●	Confirmed overall response rate ORR of 27% (14/52) to date.
●	Median progression-free survival (PFS) of 8.1 months to date; published results of 2-3 months PFS with approved ICIs.
●
13% (8/62) of patients experienced Grade 3 treatment-related adverse events (TRAE) and 0% (0/62) experienced Grade 4 or 5 TRAE; published results report 13-17% Grade 3-5 TRAE with approved ICI monotherapy.

●	60% (33/55) of patients had CPS score of 1-19 (who generally have a weaker response to Keytruda®), and 40% (22/55) have CPS score >20 (who generally have a higher response to Keytruda®).

In May 2024, at a virtual key opinion leader event, updated interim data was presented based on a November 30, 2023 cut-off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is an FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer. Data from 53 patients was presented. The data from the event based on investigator assessment was as follows:

Highlights from the ICI naïve cohort with CPS > 1 included:

●	Median overall survival of 30 months; published results for ICIs are 7-18 months.
●	Confirmed overall response rate ORR of 34% (18/53) to date; published results for comparable patients receiving treatment with ICIs are less than 20%.
●	Confirmed complete responses, partial responses and stable disease according to RECIST v1.1 were seen in 75.5% of patients.
●	Median progression-free survival (PFS) of 6.3 months to date; published results of 2-3 months PFS with approved ICIs.
●
The combination of PDS0101 and Keytruda® appeared to be well tolerated with 11% (7/62) of patients experienced Grade 3 treatment-related adverse events (TRAE) and 2% (1/62) experienced Grade 4 or 5 TRAE; published results report 13-17% Grade 3-5 TRAE with approved ICI monotherapy.

●	60% (32/53) of patients had CPS score of 1-19 (who generally have a weaker response to Keytruda®), and 40% (21/53) have CPS score >20 (who generally have a higher response to Keytruda®).

During the May 2024 event, we also announced an updated clinical strategy with a two-part registrational trial focused on the double combination of Versamune® HPV + pembrolizumab, accompanied by an investigation of the triple combination of Versamune® HPV + PDS01ADC + pembrolizumab as a first line treatment in HPV16-positive recurrent/metastatic HNSCC.

In June 2024, we provided a data update from our VERSATILE-002 clinical trial.  Interim data was presented based on a May 17, 2024 cut-off.  The data update was as follows:

●	Median Overall Survival of 30 months, consistent with data presented our key opinion leader event in May of 2024, which was based on a data cut as of November 30, 2023.
●
27 of the censored patients remained alive and were awaiting their next clinical assessment, 6 censored patients had withdrawn consent for further follow-up, and 2 patients had been lost to follow-up, and 18 patients had died.

●	The lower limit of the 95% confidence interval is 19.7 months, and the upper limit is not yet estimable, as the majority of patients continue to be followed for survival.

In August 2024 we provided an update to our clinical strategy following discussions with the FDA.  During the August 2024 update, we announced our intent to initiate a registrational study in first line treatment in HPV16-positive recurrent/metastatic HNSCC with the double combination of Versamune® HPV + pembrolizumab.

Index
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

●
In ICI naïve subjects, 75% remain alive at a median follow-up of 27 months.  As a result, median OS had not yet been reached. Historically, median OS for similar patients with platinum experienced ICI naïve disease is 7-11 months.

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

In February 2023, we announced the completion of a Type B meeting with the FDA for the combination therapy of PDS0101, PDS01ADC, and an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic HPV-positive ICI-resistant head and neck cancer. We confirmed the required contents of the trial design for a potential registrational trial of the combination.

In November 2023, we released updated interim survival data as follows:

●	75% of immune checkpoint inhibitor (ICI) naïve patients remain alive at 36 months; published median overall survival (OS) in similar patients is 7-11 months
●	12-month survival rate in (ICI) resistant patients of 72%
●	Median OS in ICI resistant HPV-positive patients of approximately 20 months; published median OS is 3.4 months

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

In the first quarter of 2022, we held a pre-IND meeting with the FDA on PDS0103 and we plan to submit our IND package by the end of 2024. However, due to prioritization of our resources, the actual submission date may be impacted by our decision to pursue initiation of a pivotal trial for Versamune® HPV in combination with pembrolizumab.

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

Our current clinical pipeline of Versamune®, and PDS01ADC based therapies is as follows:

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $18.9 million and $21.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $163.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of June 30, 2024, we had $57.7 million in cash and cash equivalents.

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

We expect that our research and development expenses will increase significantly over the next several years as we advance our Versamune® and PDS01ADC clinical and product candidates into and through clinical trials, pursue regulatory approval of our Versamune® and PDS01ADC product candidates and prepare for a possible commercial launch, all of which will also require a significant investment in contract research services, manufacturing process validation and inventory related costs.

The process of conducting human clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our clinical and product candidates.  The probability of successful commercialization of our clinical and product candidates may be affected by numerous factors, including clinical data obtained in future trials, competition, manufacturing capability and commercial viability.  As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our clinical and product candidates.

Results of Operations

The following table summarizes the results of our operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase ( Decrease)
	2024	2023	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$4,528	$8,005	$(3,477)	(43)%
General and administrative expenses	4,156	4,691	(535)	(11)%
Total operating expenses	8,684	12,696	(4,012)	(32)%
Loss from operations	(8,684)	(12,696)	4,012	(32)%
Interest income (expense), net	(513)	(245)	(268)	109%
Benefit from income taxes	869	1,406	(537)	(38)%
Net loss and comprehensive loss	$(8,328)	$(11,535)	$(3,207)	(28)%

Research and Development Expenses

Research and development expenses decreased to $4.5 million for the three months ended June 30, 2024 from $8.0 million for the three months ended June 30, 2023. The decrease of $3.5 million was primarily attributable to a decrease of $2.0 million in clinical trials, $0.2 million in personnel costs related to non-cash stock-based compensation and $1.3 million in manufacturing expenses.

Index
General and Administrative Expenses

General and administrative expenses decreased to $4.2 million for the three months ended June 30, 2024 from $4.7 million for the three months ended June 30, 2023. The decrease of $0.5 million was primarily attributable to a decrease of $0.3 million in personnel costs, including $0.1 million in non-cash stock-based compensation, and $0.2 million in professional fees.

Benefit from Income Taxes

Income tax benefit was $0.9 million for the three months ended June 30, 2024 and $1.4 million for the three months ended June 30, 2023. The decrease of $0.5 million was due to a decrease in the amount of New Jersey NOL carryforwards sold when compared to the comparable period.

Comparison of the Six months June 30, 2024 and 2023

The following table summarizes the results of our operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$11,232	$13,849	$(2,617)	(19)%
General and administrative expenses	7,550	8,270	(720)	(9)%
Total operating expenses	18,782	22,119	(3,337)	(15)%
Loss from operations	(18,782)	(22,119)	3,337	(15)%
Interest income (expense), net	(1,019)	(482)	(537)	111%
Benefit from income taxes	869	1,406	(537)	(38)%
Net loss and comprehensive loss	$(18,932)	$(21,195)	$(2,264)	(11)%

Research and Development Expenses

Research and development expenses decreased to $11.2 million for the six months ended June 30, 2024 from $13.8 million for the six months ended June 30, 2023. The decrease of $2.6 million was primarily attributable to a decrease of $0.8 million in clinical studies and medical affairs, a decrease of $0.4 million in personnel costs related to non-cash stock-based compensation and $1.4 million in manufacturing and quality costs.

General and Administrative Expenses

General and administrative expenses decreased to $7.6 million for the six months ended June 30, 2024 from $8.3 million for the six months ended June 30, 2023. The decrease of $0.7 million was primarily attributable to a decrease of $0.6 million in personnel costs, a decrease in legal fees of $0.3 million, partially offset by an increase of $0.2 million in professional fees.

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

Index
In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and we have also provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement in accordance with its terms. For the year ended December 31, 2023, we sold 2,642,269 shares of common stock with a net value of $16.1 million pursuant to the Sales Agreement. During the three and six months ended June 30, 2024, we sold 0 shares of our common stock with a net value of $0 million and 3,428,681 shares of our common stock with a net value of $19.5 million, respectively, pursuant to the Sales Agreement. During the three and six months ended June 30, 2023, we sold 43,169 shares of our common stock with a net value of $0.2 million and 576,462 share of our common with a net value of $4.8 million, respectively, pursuant to the Sales Agreement.

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

As of June 30, 2024, we had $57.7 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(18,796)	$(18,003)
Net cash used in investing activities	(29)	-
Net cash provided by financing activities	19,998	4,808
Net increase (decrease) in cash and cash equivalents	$1,173	$(13,195)

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.8 million and $18.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase in net cash used in operating activities of $0.8 million was primarily due to a decrease in accounts payable and accrued expenses of $2.5 million, partially offset by a decrease in net loss adjusted for non-cash items of $1.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $0.0 million and $0.0 million, respectively.

Index
Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 and 2023 was primarily due to the receipt of net proceeds of $19.4 million and $ 4.8 million, respectively, from the sale of common stock under the Sales Agreement.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. Our budgeted cash requirements in 2024 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations. While we intend to finance our cash needs principally through equity or debt financings, collaborations, strategic alliances, or license agreements with third parties, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loans and Security Agreement are not maintained. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these unaudited Condensed Consolidated financial statements.

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

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us now or in the future;
●	the effect of competing technological and market developments;
●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize our products on our own; and
●	the initiation, progress, timing and results of our commercialization of our clinical and product candidates, if approved, for commercial sale.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Risk

We are exposed to market related changes in interest rates. As of June 30, 2024, our cash equivalents consisted of bank deposits and money market accounts. Additionally, the principal balance of our Loan and Security agreement with Horizon Technology Finance Corporation bears a floating interest pegged to the prime rate.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates have not been material to us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended June 30, 2024.

Index
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated financial statements for the quarter ended June 30, 2024 contained in this Quarterly Report on Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

EXHIBIT INDEX
Exhibit Number	Exhibit Description
3.1
Amendment to the Eighth Amended and Restated Certificate of Incorporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2024, and incorporated by reference herein).

10.1+
Executive Employment Agreement by and between Stephan F. Toutain and PDS Biotechnology Corporation, effective as of May 1, 2024 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2024, and incorporated by reference herein).

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

PDS Biotechnology Corporation

August 13, 2024	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 13, 2024	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer
(Principal Financial and Accounting Officer)