Form 10-Q
period 2024-09-30
PDS Biotechnology Corp
filed 2024-11-14
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of November 7, 2024 was 37,409,137.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$49,751,252	$56,560,517
Prepaid expenses and other assets	2,380,059	2,494,558
Total current assets	52,131,311	59,055,075

Property and equipment, net	147,479	134,132
Financing lease right-to-use assets	171,863	200,873

Total assets	$52,450,653	$59,390,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,300,920	$6,982,824
Accrued expenses	4,479,541	2,424,692
Note payable - short term	12,500,000	4,166,667
Financing lease obligation-short term	59,742	55,794
Total current liabilities	18,340,203	13,629,977

Noncurrent liabilities:
Note payable, net of debt discount	12,031,986	19,506,183
Financing lease obligation-long term	77,659	122,973
Total liabilities	$30,449,848	$33,259,133

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 150,000,000 and 75,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 36,819,810 and 33,094,521 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	12,150	10,921
Additional paid-in capital	196,147,302	170,620,641
Accumulated deficit	(174,158,647)	(144,500,615)
Total stockholders’ equity	22,000,805	26,130,947

Total liabilities and stockholders’ equity	$52,450,653	$59,390,080

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$6,803,900	$6,448,528	$18,035,762	$20,297,066
General and administrative expenses	3,374,794	4,071,158	10,924,863	12,341,207
Total operating expenses	10,178,694	10,519,686	28,960,625	32,638,273

Loss from operations	(10,178,694)	(10,519,686)	(28,960,625)	(32,638,273)

Interest income (expenses), net
Interest income	666,770	739,404	2,010,874	2,219,399
Interest expense	(1,214,734)	(1,068,887)	(3,577,450)	(3,031,129)
Interest income (expenses), net	(547,964)	(329,483)	(1,566,576)	(811,730)

Loss before income taxes	(10,726,658)	(10,849,169)	(30,527,201)	(33,450,003)
Benefit for income taxes	-	-	869,169	1,406,021
Net loss and comprehensive loss	(10,726,658)	(10,849,169)	(29,658,032)	(32,043,982)

Per share information:
Net loss per share, basic and diluted	$(0.29)	$(0.35)	$(0.82)	$(1.04)

Weighted average common shares outstanding, basic, and diluted	36,806,592	30,910,520	36,107,900	30,715,458

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2023	30,170,317	$9,956	$145,550,491	$(101,558,417)	$44,002,030
Stock-based compensation expense	–	–	2,080,319	–	2,080,319
Issuances of common stock from the Sales Agreement, net	553,293	183	4,588,339	–	4,588,522
Net loss	–	–	–	(9,659,918)	(9,659,918)
Balance - March 31, 2023	30,723,610	$10,139	$152,219,149	$(111,218,335)	$41,010,953
Stock-based compensation expense	–	–	2,105,538	–	2,105,538
Issuances of common stock, from exercise of stock options	1,409	1	8,848	–	8,849
Issuance of common stock for consulting agreement	100,000	33	609,967	–	610,000
Issuances of common stock from the Sales Agreement, net	43,169	14	243,729	–	243,743
Net loss	–	–	–	(11,534,895)	(11,534,895)
Balance - June 30, 2023	30,868,188	$10,187	$155,187,231	$(122,753,230)	$32,444,188
Stock-based compensation expense	–	–	2,073,607	–	2,073,607
Issuances of common stock from the Sales Agreement, net	139,575	46	815,156	–	815,202
Net loss	–	–	–	(10,849,169)	(10,849,169)
Balance - September 30, 2023	31,007,763	$10,233	$158,075,994	$(133,602,399)	$24,483,828

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2024	33,094,521	$10,921	$170,620,641	$(144,500,615)	$26,130,947
Stock-based compensation expense	–	–	1,630,011	–	1,630,011
Issuances of common stock from the Sales Agreement, net	3,428,681	1,131	19,493,342	–	19,494,473
Issuances of common stock, from exercise of stock options	156,073	52	531,039	–	531,091
Net loss	–	–	–	(10,603,477)	(10,603,477)
Balance - March 31, 2024	36,679,275	$12,104	$192,275,033	$(155,104,092)	$37,183,045
Stock-based compensation expense	–	–	1,795,722	–	1,795,722
Issuance of common stock for consulting agreement	100,000	33	266,967	–	267,000
Net loss	–	–	–	(8,327,897)	(8,327,897)
Balance - June 30, 2024	36,779,275	$12,137	$194,337,722	$(163,431,989)	$30,917,870
Stock-based compensation expense	–	–	1,778,272	–	1,778,272
Amortization of issuance costs related to the Sales Agreement	–	–	(67,179)	–	(67,179)
Issuances of common stock, from exercise of stock options	40,535	13	98,487	–	98,500
Net loss	–	–	–	(10,726,658)	(10,726,658)
Balance - September 30, 2024	36,819,810	$12,150	$196,147,302	$(174,158,647)	$22,000,805

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,658,032)	$(32,043,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,204,005	6,259,464
Issuance of shares in consulting agreement	267,000	610,000
Amortization of debt discount	859,135	391,920
Depreciation expense	15,654	12,624
Operating lease expense	–	160,685
Finance lease depreciation expense	29,010	30,297
Changes in assets and liabilities:
Prepaid expenses and other assets	114,499	73,205
Accounts payable	(5,681,904)	4,147,277
Accrued expenses	2,054,849	(4,580,981)
Operating lease liabilities	–	(239,469)
Net cash used in operating activities	(26,795,784)	(25,178,960)

Cash flows from investing activities:
Purchase of equipment	(29,000)	–
Net cash used in investing activities	(29,000)	–

Cash flows from financing activities:
Proceeds from exercise of stock options	629,591	8,849
Payments of finance lease obligations	(41,366)	(46,129)
Proceeds from issuance of common stock, net of issuance costs	19,427,294	5,647,467
Net cash provided by financing activities	20,015,519	5,610,187

Net decrease in cash and cash equivalents	(6,809,265)	(19,568,773)
Cash and cash equivalents at beginning of period	56,560,517	73,820,160

Cash and cash equivalents at the end of period	$49,751,252	$54,251,387

Supplemental information of cash and non-cash transactions:

Cash paid for interest	$2,721,354	$2,624,653

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS Biotech”), is a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted immunotherapies designed to overcome limitations of current immunotherapy and vaccine technologies. The Company develops proprietary platforms designed to train and enable the immune system to attack and destroy disease; Versamune® and Versamune® in combination with PDS01ADC for treatments in oncology and Infectimune® for treatments in infectious diseases.  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. PDS01ADC is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is designed to overcome the limitations of cytokine therapy which previously has resulted in high toxicity and limited therapeutic potential.  The Company’s infectious disease candidate, Infectimune®, is of potential interest for use in universal influenza vaccines and is designed to promote the induction of disease-specific neutralizing antibodies.  The Company’s immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example in combination with other leading technologies such as immune checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. The Company is also evaluating its immunotherapies as monotherapies in early-stage disease.  The Company is developing targeted product candidates to treat several cancer tumors, including Human Papillomavirus (HPV) associated cancer in head and neck squamous cell carcinoma, melanoma, colorectal, lung, breast and prostate.

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

Index
The Company currently has no commercially approved products. As such, there can be no assurance that the Company’s future research and development programs will be successfully commercialized. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees, consultants and key vendors, and obtaining and protecting its intellectual property.

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

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors and non-employees to be recognized as expense in the condensed consolidated statements of operations and comprehensive loss based on their grant date fair values. In order to determine the fair value of stock options on the date of grant, the Company uses the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment. The Company expenses the fair value of its stock-based compensation awards to employees and directors on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes stock-based compensation award forfeitures as they occur.

(H)	Net loss per common share:

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the common shares underlying the stock options and warrants have been excluded from the calculation because their effect would be antidilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per common share is the same.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of September 30,
	2024	2023
Stock options to purchase Common Stock	5,522,585	5,383,902
Warrants to purchase Common Stock	462,183	506,229
Total	5,984,768	5,890,131

Index
(I)	Income taxes:

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

Recently Adopted Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by the Company to, have a material effect on its present or future Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Topic 280 Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statement and disclosures.

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

Index
Note 3 – Liquidity and Capital Resources

As of September 30, 2024, the Company had $49.8 million of cash and cash equivalents. The Company’s primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loans and Security Agreement are not maintained.

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

In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. In August 2024, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. For the year ended December 31, 2023, the Company sold 2,642,269 shares of common stock for a net value of $16.1 million pursuant to the Sales Agreement. During the nine months ended September 30, 2024, the Company sold 3,428,681 shares of its common stock with a net value of $19.4 million pursuant to the Sales Agreement. There were no shares of the Company’s common stock sold pursuant to the New Sales Agreement during the three months ended September 30, 2024.

In August 2022, the Company entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders. The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans). Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022. In total, the Company received $24.6 million in net proceeds. Loan E and Loan F were uncommitted Loans that could have been advanced by the lenders prior to July 31, 2023 upon the satisfaction of certain conditions. At this time, the option to advance Loan E and Loan F has expired and Loan E and Loan F are no longer available to the Company under the Loan and Security Agreement. The Company may only use the proceeds of the Loans for working capital or general corporate purposes. Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to certain events of default. Payments on the principal balance begin on October 1, 2024 and are paid monthly over the succeeding 24 months. The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Loan principal amount outstanding the preceding month. The Company, at its option upon at least ten (10) business days’ written notice to the lenders, may prepay all (and not less than all) of the outstanding Loan by simultaneously paying to each lender an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Loans; plus (ii) an amount equal to (A) if such Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Loan, 3% of the then outstanding principal balance of such Loan, (B) if such Loan is prepaid after the Loan Amortization Date applicable to such Loan, but on or before the date that is 12 months after such Loan Amortization Date, 2% of the then outstanding principal balance of such Loan, or (C) if such Loan is prepaid more than 12 months after the Loan Amortization Date but prior to the stated maturity date applicable to such Loan, 1% of the then outstanding principal balance of such Loan; plus (iii) the outstanding principal balance of such Loan; plus (iv) all other sums, if any, that shall have become due and payable thereunder. No prepayment premium will be applied to any outstanding balance of any Loan paid on the stated maturity date.

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

In April 2024, the Company received approximately $0.9 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to its participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2022.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q in accordance with ASC Subtopic 205-40, Going Concern. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the Company fails to maintain minimum cash balances outlined in the Loan and Security Agreement.

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

As a result of these uncertainties, and as its plans are outside of management’s control, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these unaudited Condensed Consolidated Financial Statements on Form 10-Q. The unaudited Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

Index
Note 4 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during the three and nine months ended September 30, 2024 or 2023.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2024: (unaudited)
Cash and cash equivalents	$49,751,252	$49,751,252	$–	$–

As of December 31, 2023
Cash and cash equivalents	$56,560,517	$56,560,517	$–	$–

The carrying value of the Loan and Security Agreement approximated its fair value as of September 30, 2024 due to its variable interest rate.

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

Supplemental cash flow information related to operating leases is as follows:

	As of September 30,
	2024	2023
Cash paid for operating lease liabilities	$–	$239,469

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of September 30,
	2024	2023
Cash paid for finance lease liabilities	$52,388	$60,684

Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2024	$17,462
2025	69,850
2026	40,108
2027	26,723
2028 and after	1
Total future minimum lease payments	154,144
Less imputed interest	(16,743)
Remaining lease liability	$137,401

Index
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

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	As of September 30, 2024	As of December 31, 2023
Accrued research and development	$1,735,134	$–
Accrued professional fees	1,070,833	827,863
Accrued compensation	1,380,498	1,289,690
Accrued interest on debt	292,708	306,771
Accrued rent	368	368
Total	$4,479,541	$2,424,692

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

On December 8, 2020, the Board adopted and on June 17, 2021, the stockholders approved, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”), which amended and restated the Prior Plan. The Restated Plan is identical to the Prior Plan in all material respects, except (a) the number of shares of Common Stock authorized for issuance under the Restated Plan was increased from 826,292 shares to 4,165,535 shares, plus the total number of shares that remained available for issuance, that were not covered by outstanding awards issued under the Prior Plan, immediately prior to December 8, 2020; and (b) the Prior Plan was amended to terminate on December 7, 2030, unless earlier terminated.  On May 19, 2023, the Board adopted, subject to stockholder approval, the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Third Restated Plan”). At the 2023 annual meeting of stockholders held on July 14, 2023, the stockholders approved the Third Restated Plan, which amended and restated the Restated Plan to increase the total amount of shares authorized for issuance thereunder. The Third Restated Plan is identical to the Restated Plan in all material respects, except, the number of shares of Common Stock authorized for issuance under the Third Restated Plan increased from 4,165,535 to 6,565,535. As of September 30, 2024, there were 2,301,167 shares available for grant under the Third Restated Plan.

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

Index
The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of September 30, 2024, there were 969,407 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$608,624	$782,249	$1,770,370	$2,389,561
General and administrative	1,169,648	1,291,358	3,433,635	3,869,903
Total	$1,778,272	$2,073,607	$5,204,005	$6,259,464

The Company granted options to purchase 1,192,648 shares during the nine month periods ended September 30, 2024 and granted options to purchase 59,500 and 1,214,000 shares during the three and nine month period ended September 30, 2023, respectively. No options to purchase shares were granted during the three month period ended September 30, 2024. The fair value of options granted during the three and nine months ended September 30, 2024 and 2023 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30,
	2024	2023	2024	2023
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	(unaudited)		(unaudited)
Volatility	–%	150.26%	137.07%	142.47%
Risk-Free Interest Rate	–%	3.92%	4.04%	4.04%
Expected Term in Years	–	5.59	6.06	6.06
Dividend Rate	–	–	–	–
Fair Value of Option on Grant Date	$–	$4.77	$4.71	$10.35

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	5,029,345	$6.43	7.42	$4,395,227
Granted	1,192,648	5.12	9.45	–
Exercised	(196,608)	3.20
Forfeited and expired	(502,800)	8.70
Options outstanding at September 30, 2024	5,522,585	$6.06	7.22	$2,157,455
Vested and expected to vest at September 30, 2024	5,522,585	$6.06	7.22	$2,157,455
Exercisable at September 30, 2024	3,230,545	$5.84	6.11	$1,947,928

As of September 30, 2024 there was approximately $12,264,123 of unamortized stock-based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.68 years.

Index
Note 8 – Income Taxes

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2024 and therefore there will be no current income tax expense.  The Company recorded a full valuation allowance against the net deferred tax assets as of September 30, 2024 and December 31, 2023. Consequently, the Company recorded no income tax benefit due to realization uncertainties.

The Company is subject to a U.S. federal statutory income tax rate of 21%. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2024 is the anticipated full year operating loss which will require a full valuation allowance against any associated net deferred tax assets.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of September 30, 2024, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and nine months ended September 30, 2024 or for the year ended December 31, 2023.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $0.9 million and $1.4 million of income tax benefit, net of transaction costs in the nine months ended September 30, 2024 and 2023, respectively.

Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and nine months ended September 30, 2024 was $68,770 and $200,770 respectively, compared to the three and nine months ended September 30, 2023 of $106,171 and $359,373, respectively.

Exclusive License Agreement

In December 2022, the Company entered into an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting IL 12 fused antibody drug conjugate, M9241 (the “Merck KGaA License Agreement”). Pursuant to the Merck KGaA License Agreement, the Company agreed to make (i) development and first commercial sales milestone payments totaling up to $11 million upon the achievement of certain milestones, including the dosing of the fifth patient in a Phase 3 trial of the clinical candidate and first commercial sale of the product for a first and second indication in a major market, and (ii) up to $105 million upon achieving certain aggregate sales levels of the product.

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

Index
Note 10 – Venture Loan and Security Agreement

In August 2022, the Company entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation, as a lender and collateral agent for itself and the other Lenders (in such capacity, the “Collateral Agent”), and the other persons party thereto from time to time as lenders (“Lenders”).

Term loan Amounts. The Loan and Security Agreement provides for the following six (6) separate and independent term loans: (a) a term loan in the amount of $7,500,000 (“Loan A”), (b) a term loan in the amount of $10,000,000 (“Loan B”), (c) a term loan in the amount of $3,750,000 (“Loan C”), (d) a term loan in the amount of $3,750,000 (“Loan D”), (e) a term loan in the amount of $5,000,000 (“Loan E”), and (f) a term loan in the amount of $5,000,000 (“Loan F”) (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a “Loan” and, collectively, the “Loans”). Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022. Loan E and Loan F were uncommitted Loans that could have been advanced by the Lenders prior to July 31, 2023 upon the satisfaction by the Company of certain agreed upon conditions. At this time the option has expired and Loan E and Loan F are no longer available to the Company under the Loan and Security Agreement. The Company may only use the proceeds of the Loans for working capital or general corporate purposes.

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

Covenants; Representations and Warranties; Other Provisions. The Loan and Security Agreement contains customary representations, warranties and covenants, including maintenance of minimum cash balances as well as covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates, and fundamental changes. As of September 30, 2024, the Company was in compliance with all covenants in all material respects.

Default Provisions. The Loan and Security Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, and bankruptcy by and/or of the Company.

Index
Warrant and Debt Discount. In connection with the Loan and Security Agreement, the Company issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of the Company’s common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the Company’s property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants. The key assumptions used in the Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, (iv) and no estimated dividend yield. In addition, the Company incurred third party and lender fees of $449,329 during the nine months ended September 30, 2022. These proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrant and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Loan and Security Agreement using the effective interest method. The unamortized debt discount was $1,405,513 as of September 30, 2024.

The Company recognized interest expense of $1,211,375 and $3,566,428, and $1,064,300 and $3,016,572 for the three and nine months ended September 30, 2024 and 2023, respectively and $305,125 and $859,135, and $158,397 and $391,920 was related to the amortization of the debt discount for the three and nine months ended September 30, 2024 and 2023, respectively.

Note 11 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit of all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $38,304 and $151,787 for the three and nine months ended September 30, 2024, respectively, compared to $32,861 and $164,631 for the three and nine months ended September 30, 2023, respectively.

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

●
the Company’s limited operating history in the current line of business, which makes it difficult to evaluate the Company’s prospects, the Company’s business plan or the likelihood of the Company’s successful implementation of such business plan;

●
the timing for the Company or its partners to initiate the planned clinical trials for its Versamune® products, including Versamune® HPV (formerly PDS0101), PDS0103, and others, alone or in combination with PDS01ADC, as well as Infectimune® based clinical candidates and the future success of such trials;

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

We believe our investigational targeted immunotherapies have the potential to overcome limitations of current immunotherapy approaches through effective conversion of the immune suppressive tumor to an immunogenic microenvironment in addition to the induction of the right type, potency and quantity of tumor-targeting killer (CD8) T cells.  Our Versamune® immunotherapies and Versamune® in combination with PDS01ADC, are being developed for treatments in oncology, and Infectimune® is being developed for preventive vaccines against infectious agents. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional disease-specific CD4 helper and CD8 killer T cells, a specific sub-type of T cell that has shown potential to be more effective at killing infected or target cells. Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies. PDS01ADC is an investigational tumor targeting IL-12 that we believe may enhance the proliferation, potency and longevity of T cells in the tumor microenvironment and reduces the prevalence of immune suppressive cells and components within the tumor. We believe that our proprietary combinations of Versamune® and PDS01ADC together with immune checkpoint inhibitors or other standards of care, may enhance the proliferation, potency and longevity of antigen specific multifunctional CD8 T cells in the tumor microenvironment and work synergistically to inhibit or treat cancer.

Recent Developments

In December 2022, we executed an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting IL-12 fused antibody drug conjugate, M9241, which joined our pipeline as PDS01ADC. PDS01ADC is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy which today have resulted in high toxicity and limited therapeutic potential. The proprietary combination of Versamune®HPV and PDS01ADC is designed to overcome tumor immune suppression utilizing a different mechanism from immune checkpoint inhibitors (ICI). The combination of Versamune® and PDS01ADC to overcome immune suppression is patented by us, and we believe our ownership of both assets will streamline the clinical development, registrational process and their potential therapeutic use. In a Phase 2 National Cancer Institute (NCI)-led clinical trial in ICI resistant patients, the combination of VERSAMUNE® HPV and PDS01ADC administered with an investigational bi-functional ICI resulted in a median overall survival of approximately 20 months. The historical median survival reported in ICI resistant HPV-positive cancers when treated with ICIs is 3-4 months, and best reported median survival to date with systemic therapy is 8.2 months in ICI resistant head and neck cancer.

In February 2023, we announced a successful completion of a Type B meeting with the FDA for the triple combination of Versamune®HPV and PDS01ADC with an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic, ICI resistant head and neck cancer that is positive for the HPV type 16. In recent interactions with the FDA, we confirmed the required contents of a clinical protocol for the potential registrational trial.

In June 2023, an abstract was presented at the 2023 American Society of Clinical Oncology: Abstract number 6012, Safety and Efficacy of Immune Checkpoint Inhibitor (ICI) Naïve Cohort from Study of Versamune®HPV and Pembrolizumab in HPV16-Positive Head and Neck Squamous Cell Carcinoma (HNSCC). The abstract was also selected as one of the featured posters reviewed by an expert panel in the Head and Neck Cancer discussion session.

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

In October 2023, data demonstrating Versamune®HPV in combination with standard-of-care (SOC) chemoradiotherapy was associated with a rapid decline in human papillomavirus circulating cell-free DNA (ctHPV-DNA), a potential predictive biomarker of treatment response. The data from the IMMUNOCERV Phase 2 clinical trial were featured in an oral presentation at the American Society for Radiation Oncology Annual Meeting.

In October 2023, updated interim data based on an August 2, 2023 cut off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of Versamune®HPV in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer was presented at a key opinion leader roundtable that we sponsored.

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

In November 2023, we announced updated survival data from our NCI-led Phase 2 trial investigating the triple combination of Versamune®HPV, PDS01ADC and an investigational immune checkpoint inhibitor (ICI) in two groups of advanced cancer patients with various types of human papillomavirus (HPV) 16-positive cancers.  The data showed 75% Survival of ICI naïve patients at 36 months.

In November 2023, preclinical data from our NCI-led trial including Versamune®HPV, PDS01ADC and an HDAC inhibitor in ICI-resistant HPV-16 positive cancer was presented during a poster presentation at the Society for Immunotherapy of Cancer 38th Annual Meeting.

In September 2024, we announced updated data from our VERSATILE-002 Phase 2 clinical trial presented during a poster session at the European Society for Medical Oncology (ESMO) Congress 2024.

Clinical Candidate Pipeline

VERSATILE-002: Versamune® HPV (PDS0101) + Keytruda®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of Versamune® HPV in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer commenced. Enrollment in stage 2 of 2 for the ICI naïve arm and the ICI resistant arms are complete. The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first and second line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this trial sponsored by PDS Biotech, patients whose cancer has returned following initial treatment or spread will be treated with the combination of Versamune® HPV and Keytruda® to evaluate if the addition of Versamune® HPV might improve the efficacy reported in published studies of Keytruda® alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care Keytruda® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is the objective response rate, or ORR, at six months following initiation of treatment. There are two cohorts in the trial. Cohort 1 is for patients who have yet to be treated with an immune checkpoint inhibitor (ICI naïve) and cohort 2 which consists of patients who have failed immune checkpoint inhibitor therapy (ICI resistant).

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

●	Stable disease (SD) was reported in 6/17 (35.3%) patients, with 4 of the 6 (67%) experiencing tumor shrinkage of less than 30%
●	Clinical efficacy (ORR + SD) was seen in 13/17 (76.5%) patients
●	Progressive/ongoing disease was reported in 4/17 (23.5%) patients
●	Patients had received a median of 4/5 doses of Versamune®HPV (range 1-5) and 9/35 doses of Keytruda® (range 1-18)
●	There were no treatment-related adverse events greater than or equal to Grade 3 (N=19)
●	No patients required dose interruption or reduction on the combination treatment
●	No patients discontinued the combination treatment
●	At 9 months of follow up (median not yet achieved):
●	Progression free survival (PFS) rate was 55.2%
●	Overall survival (OS) rate was 87.2%
●	No control or comparative studies have been conducted between ICIs and Versamune®HPV

In May 2022, we expanded this trial into Europe and in June 2022, as described above, we received Fast Track designation from the FDA for Versamune®HPV in combination with Keytruda®.

In August 2022, our independent Data Monitoring Committee (DMC) met and evaluated data from 43 patients and noted there were no Grade 3 or greater treatment-related adverse events attributed to the combination. The DMC recommended continuing the trial with no modifications.

In October 2022, we announced the results of an end-of-phase 2 meeting with the FDA for Versamune® HPV in combination with Keytruda®. We also announced the completion of our plan for a potential Phase 3 clinical program that will support the submission of a BLA for Versamune® HPV and the submission of our plan to the FDA.

In May 2023, we completed enrollment in the ICI naïve arm. We filed our amended IND with the FDA in the third quarter of 2023. In October 2023, we received feedback from the FDA on the amended IND.

In June 2023, an abstract was presented at the 2023 American Society of Clinical Oncology: Abstract number 6012, Safety and Efficacy of Immune Checkpoint Inhibitor (ICI) Naïve Cohort from Study of Versamune® HPV and Pembrolizumab in HPV16-Positive Head and Neck Squamous Cell Carcinoma (HNSCC). The abstract was also selected as one of the featured posters to be reviewed by an expert panel in the Head and Neck Cancer discussion session. Data on 34 patients was presented. The data from the abstract is as follows:

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

Index
In October 2023, at a key opinion roundtable updated interim data was presented based on an August 2, 2023 cut-off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of Versamune® HPV in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is an FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer. Data on 52 patients was presented. The data from the roundtable based on investigator assessment was as follows:

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

In May 2024, at a virtual key opinion leader event, updated interim data was presented based on a November 30, 2023 cut-off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of Versamune® HPV in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is an FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer. Data from 53 patients was presented. The data from the event based on investigator assessment was as follows:

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
●
The combination of Versamune® HPV and Keytruda® appeared to be well tolerated with 11% (7/62) of patients experienced Grade 3 treatment-related adverse events (TRAE) and 2% (1/62) experienced Grade 4 or 5 TRAE; published results report 13-17% Grade 3-5 TRAE with approved ICI monotherapy.

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

Index
In September 2024, we announced updated data from our VERSATILE-002 Phase 2 clinical trial presented during a poster session at the European Society for Medical Oncology (ESMO) Congress 2024.  The data presented was based on a May 17, 2024 data cut-off.  The main elements of the update were as follows:

●	Median Overall Survival (mOS) was 30 months with a lower 95% confidence interval of 19.7 months; Published mOS for pembrolizumab is 12-18 months
●	Objective Response Rate (ORR) of 36% (19/53); Published ORR for pembrolizumab is 19-25%
●	Disease Control Rate (DCR) is 77% (41/53)
●	21% (11/53) of patients had deep tumor responses and shrinkage of 90-100%
●	9% (5/53) of patients had a complete response
●	Treatment-related adverse events of Grade ≥3 were seen in 9 patients (Grade 3, n=8 and Grade 4, n=1)

National Cancer Institute: Versamune® HPV+ M9241 (now PDS01ADC) +Bintrafusp Alfa

In June 2020, the first patient was dosed under a Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating Versamune® HPV with an IL-12 ADC now PDS01ADC, and M7824 (Bintrafusp alfa), which is owned by EMD Serono (Merck KGaA) in patients with advanced HPV-positive cancers who have failed prior treatment. In February 2021, the NCI’s Phase 2 clinical trial of Versamune® HPV for the treatment of advanced HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of IC -resistant patients for assessment of safety and activity of the triple combination. The trial has been closed for enrollment. Preliminary efficacy assessment of the triple combination in this added group of 29 ICI resistant patients has been completed and evaluation of long-term patient survival is ongoing.

Preclinical study results arising from this CRADA were published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of an HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer2020;8:e000612. Doi:10.1136/ jitc-2020-000612), and indicate that Versamune® HPV generated both HPV-specific T cells and an associated antitumor response when used as a monotherapy. When Versamune® HPV was combined with the two other novel clinical-stage anti-cancer agents, Bintrafusp Alfa and M9241 (which is now owned by us and referred to as PDS01ADC), the preclinical data suggested that all three therapeutic agents worked synergistically to provide superior tumor T cell responses and subsequent tumor regression when compared to any of the agents alone or the 2-component combinations. The published preclinical data demonstrating powerful activity of the triple combination appears to be corroborated in the Phase 2 trial, and this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

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

We believe the trial results to date suggest that all 3 drugs contribute to the clinical outcomes, consistent with the published preclinical studies.

Index
In September 2022, we determined, in agreement with the NCI, to select the ICI resistant patients as the preferred treatment group in the on-going Versamune® HPV-based triple combination therapy in advanced HPV-positive cancers and the trial was closed to further enrollment given the ICI resistant arm had been fully recruited.

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

In February 2023, we announced the completion of a Type B meeting with the FDA for the combination therapy of Versamune® HPV, PDS01ADC, and an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic HPV-positive ICI-resistant head and neck cancer. We confirmed the required contents of the trial design for a potential registrational trial of the combination.

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

MD Anderson Cancer Center (IMMUNOCERV): Versamune® HPV + Chemoradiotherapy

In October 2020, a Phase 2 Investigator Initiated Trial (IIT) was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of Versamune® HPV in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe that Versamune® has strong T cell induction with the potential to enhance efficacy of the current standard of care CRT treatment in this indication with the FDA at this meeting.

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

●	100% (9/9) of patients treated with the combination of Versamune® HPV and CRT had an objective response.
●
89% (8/9) of patients treated with the combination of Versamune® HPV and CRT demonstrated a complete response (CR) on Day 170 by PET CT. One patient who received 3 of the 5 scheduled doses of Versamune® HPV showed signs of residual disease. One patient who had a CR died from an event unrelated to either their underlying disease or treatment.

●	1-year disease-free survival and 1-year overall survival of 89% (8/9) in patients treated with the combination of VERSAMUNE® HPV and CRT.
●
As previously reported, data confirm VERSAMUNE® HPV treatment activates HPV16-specific CD8 T cells. This increase was not seen in patients who did not receive VERSAMUNE® HPV. The increase in HPV16-specific T cells generated by the treatment is positively correlated with tumor cell death, suggesting cytotoxic CD8 T cells are important mediators of antigen-specific immunity.

●	The data affirms that VERSAMUNE® HPV activates Type 1 interferon pathway in humans, mimicking the mechanism previously demonstrated in preclinical studies in animal models.
●	Toxicity of VERSAMUNE® HPV remains limited to low-grade local injection site reactions.

In October 2023, data demonstrating Versamune® HPV in combination with standard-of-care (SOC) chemoradiotherapy was associated with a rapid decline in human papillomavirus circulating cell-free DNA (ctHPV-DNA), a potential predictive biomarker of treatment response. The data from the IMMUNOCERV Phase 2 clinical trial was featured in an oral presentation at the American Society for Radiation Oncology Annual Meeting which included the following:

●
Earlier and greater proportion of ctDNA clearance with VERSAMUNE® HPV plus chemoradiation (CRT) vs. SOC CRT alone (81.3% clearance after 3 weeks vs. 30.3% with SOC (p=0.0018), and 91.7% of clearance at 5 weeks vs. 53.1% with SOC (p=0.0179).

●
Baseline ctDNA levels correlated with the International Federation of Gynecology and Obstetrics (FIGO) stage and lymph node involvement; 100% of patients treated with VERSAMUNE® HPV had cancer that had spread to the lymph nodes.

Mayo Clinic: Versamune® HPV Monotherapy and in combination with Keytruda®

In February 2022, we initiated an IIT, MC200710, for Versamune® HPV alone or in combination with the immune checkpoint inhibitor, Keytruda®, in patients with HPV-positive oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence. The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar at Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial not only broadens our addressable patient population of those affected by the increasing incidence of HPV(+)OPSCC, but also allows us to better understand the activity of Versamune® HPV alone or in combination with Keytruda® in earlier stages of disease. This trial is currently open for enrollment.

In this trial, treatment will be administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. Versamune® HPV has been shown to induce killer T cells that target and kill HPV-positive cancers, either alone or in combination with ICIs in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-positive cancers. This trial will explore whether Versamune® HPV with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

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

Index
PDS0103

In April 2020, the above mentioned CRADA between PDS Biotech and the NCI was expanded beyond Versamune® HPV (formerly PDS0101) to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by PDS Biotech and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by PDS Biotech. PDS0103 is currently in the tech transfer, clinical scale up and manufacturing stage.

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which PDS0103 is being developed. Expression of MUC1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to VERSAMUNE® HPV, PDS0103 demonstrated the ability to generate powerful MUC1-specific CD8 killer T cells.

In the first quarter of 2022, we held a pre-IND meeting with the FDA regarding PDS0103. Due to prioritization of our resources, the IND submission date may be impacted by our decision to pursue initiation of a pivotal trial for Versamune® HPV in combination with pembrolizumab.

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

With the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for PDS01ADC, we believe we have simplified our registrational pathway for the NCI-led triple combination by owning both VERSAMUNE® HPV and PDS01ADC and combining these agents with an FDA approved ICI. PDS01ADC has been designed to overcome the limitations of cytokine therapy as explained above, and based on extensive preclinical studies performed at the NCI evaluating PDS01ADC as a monotherapy and also in combinations with established standard of care treatments for cancer, we believe that PDS01ADC has significant potential as a cytokine therapy independent of Versamune®. Based on the informative preclinical studies, a number of IIT Phase 2 trials are currently in progress at the NCI, some of which are outlined below:

●	Phase 2 Study Evaluating ICI Naïve and Resistant Patients with HPV-positive malignancies treated with PDS01ADC, VERSAMUNE® HPV and bintrafusp alfa.
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

Index
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

Our current clinical pipeline of Versamune®, and PDS01ADC based therapies is as follows:

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $29.7 million and $32.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $174.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

Index
As of September 30, 2024, we had $49.8 million in cash and cash equivalents.

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

Index
Results of Operations

The following table summarizes the results of our operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase ( Decrease)
	2024	2023	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$6,804	$6,449	$355	6%
General and administrative expenses	3,375	4,071	(696)	(17)%
Total operating expenses	10,179	10,520	(341)	(3)%
Loss from operations	(10,179)	(10,520)	341	(3)%
Interest income (expense), net	(548)	(329)	(219)	67%
Net loss and comprehensive loss	$(10,727)	$(10,849)	$122	(1)%

Research and Development Expenses

Research and development expenses increased to $6.8 million for the three months ended September 30, 2024 from $6.4 million for the three months ended September 30, 2023. The increase of $0.4 million was primarily attributable to an increase of $1.6 million in manufacturing expenses, partially offset by a decrease of $0.8 million in clinical costs and a decrease of $0.4 million in personnel costs.

General and Administrative Expenses

General and administrative expenses decreased to $3.4 million for the three months ended September 30, 2024 from $4.1 million for the three months ended September 30, 2023. The decrease of $0.7 million was primarily attributable to a decrease of $0.5 million in professional fees and $0.2 million in personnel costs.

Comparison of the Nine months September 30, 2024 and 2023

The following table summarizes the results of our operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$18,036	$20,297	$(2,261)	(11)%
General and administrative expenses	10,925	12,341	(1,416)	(11)%
Total operating expenses	28,961	32,638	(3,677)	(11)%
Loss from operations	(28,961)	(32,638)	3,677	(11)%
Interest income (expense), net	(1,566)	(812)	(754)	93%
Benefit from income taxes	869	1,406	(537)	(38)%
Net loss and comprehensive loss	$(29,658)	$(32,044)	$2,386	(7)%

Research and Development Expenses

Research and development expenses decreased to $18.0 million for the nine months ended September 30, 2024 from $20.3 million for the nine months ended September 30, 2023. The decrease of $2.3 million was primarily attributable to a decrease of $1.6 million in clinical studies and medical affairs, a decrease of $0.8 million in personnel costs and a decrease in professional fees of $0.1 million, partially offset by an increase of $0.2 million in manufacturing and quality costs.

Index
General and Administrative Expenses

General and administrative expenses decreased to $10.9 million for the nine months ended September 30, 2024 from $12.3 million for the nine months ended September 30, 2023. The decrease of $1.4 million was primarily attributable to a decrease of $0.8 million in personnel costs, a decrease in professional fees of $0.4 million and a decrease in facility cost of $0.2 million.

Benefit from Income Taxes

Income tax benefit was $0.9 million for the nine months ended September 30, 2024 and $1.4 million for the nine months ended September 30, 2023. The decrease of $0.5 million was due to a decrease in the amount of New Jersey NOL carryforwards sold.

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

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and we have also provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement in accordance with its terms. In August 2024, we entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. For the year ended December 31, 2023, we sold 2,642,269 shares of common stock with a net value of $16.1 million pursuant to the Sales Agreement. During the nine months ended September 30, 2024, we sold 3,428,681 shares of its common stock with a net value of $19.4 million pursuant to the Sales Agreement. There were no shares of our common stock sold pursuant to the New Sales Agreement during the three months ended September 30, 2024. During the three and nine months ended September 30, 2023, we sold 139,575 shares of our common stock with a net value of $0.8 million and 736,037 shares of our common with a net value of $5.7 million, respectively, pursuant to the Sales Agreement.

In August 2022, we entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders. The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans). Loan A, Loan B, Loan C, and Loan D were delivered to us on August 24, 2022. Loan E and Loan F were uncommitted Loans that could have been advanced by the Lenders prior to July 31, 2023 upon the satisfaction by us of certain agreed upon conditions. At this time the option has expired and Loan E and Loan F are no longer available to us under the Loan and Security Agreement. We may only use the proceeds of the Loans for working capital or general corporate purposes.

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

In April 2024, we received approximately $0.9 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to its participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2022.

As of September 30, 2024, we had $49.8 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

As a result of these uncertainties, and as its plans are outside of management’s control, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these unaudited Condensed Consolidated Financial Statements. The unaudited Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if we are unable to continue as a going concern.

Index
Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(26,796)	$(25,179)
Net cash used in investing activities	(29)	-
Net cash provided by financing activities	20,016	5,610
Net increase (decrease) in cash and cash equivalents	$(6,809)	$(19,569)

Net Cash Used in Operating Activities

Net cash used in operating activities was $26.8 million and $25.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in net cash used in operating activities of $1.6 million was primarily due to accounts payable and accrued expenses of $3.2 million, partially offset by $1.3 million from reduced net loss adjusted for non-cash items.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $29.0 thousand and $0, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was primarily due to the receipt of net proceeds of $19.4 million and $5.6 million, respectively, from the sale of common stock under the Sales Agreement.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. Our budgeted cash requirements in 2024 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations. While we intend to finance our cash needs principally through equity or debt financings, collaborations, strategic alliances, or license agreements with third parties, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if we fail to maintain the minimum cash balances outlined in the Loans and Security Agreement. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these unaudited Condensed Consolidated financial statements.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Risk

We are exposed to market related changes in interest rates. As of September 30, 2024, our cash equivalents consisted of bank deposits and money market accounts. Additionally, the principal balance under our Loan and Security Agreement bears a floating interest pegged to the prime rate.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates have not been material to us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended September 30, 2024 contained in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023. However, any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim Condensed Consolidated Financial Statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 28, 2024, including the risk factors and our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission, including, without limitation, the risk factors previously disclosed in our prior quarterly reports on Form 10-Q filed during this fiscal year. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith (unless otherwise noted as being furnished herewith)

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

November 14, 2024	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2024	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer
(Principal Financial and Accounting Officer)