Form 10-K
period 2024-12-31
PDS Biotechnology Corp
filed 2025-03-27
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) of the registrant as of June 28, 2024, was $103,716,155, based on the closing price for shares of the registrant’s common stock as reported on the Nasdaq Capital Market on that date.

The number of shares of the registrant’s common stock, par value $0.00033 per share, outstanding as of March 20, 2025 was 45,395,851.

Documents Incorporated By Reference

Portions of registrant’s definitive proxy statement relating to registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

●
the Company’s ability to continue as a going concern and its dependence on additional financing to fund its operations and complete the development and commercialization of its clinical and product candidates, and the risks that raising such additional capital may restrict the Company’s operations or require the Company to relinquish rights to the Company’s technologies or clinical and product candidates;

●
the Company’s limited operating history in the Company’s current line of business, which makes it difficult to evaluate the Company’s prospects, the Company’s business plan or the likelihood of the Company’s successful implementation of such business plan;

●
the timing for the Company or its partners to initiate the planned clinical trials for its Versamune® products, including Versamune® HPV, PDS0103, and others, alone or in combination with PDS01ADC (formerly known as PDS0301/M9241/NHS-IL-12), as well as Infectimune® based products and the future success of such trials;

●
the successful implementation of the Company’s research and development programs and collaborations, including any collaboration studies concerning Versamune®, PDS01ADC and Infectimune® based clinical and product candidates and the Company’s interpretation of the results and findings of such programs and collaborations and whether such results are sufficient to support the future success of the Company’s clinical and product candidates;

●
the success, timing and cost of the Company’s ongoing clinical trials and anticipated clinical trials for the Company’s current product candidates, including statements regarding the timing of initiation, pace of enrollment and completion of the trials (including its ability to fully fund its disclosed clinical trials, which assumes no material changes to its currently projected expenses), futility analyses, presentations at conferences and data reported in an abstract, and receipt of interim results (including, without limitation, any preclinical results or data), which are not necessarily indicative of the final results of the Company’s ongoing clinical trials;

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

Any forward-looking statements in this Annual Report reflect the Company’s current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, the Company assumes no obligation to update or revise these forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

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

Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer immunotherapies based on our Versamune® T cell activator and Versamune® in combination with our interleukin 12 (IL-12) fused anti-body drug conjugate (ADC), PDS01ADC.  In addition, we are developing the Infectimune® T cell-activator in infectious diseases.

We believe our investigational targeted immunotherapies have the potential to overcome limitations of current immunotherapy approaches through effective conversion of the immune suppressive tumor to an immunogenic microenvironment in addition to the induction of the right type, potency and quantity of tumor-targeting killer (CD8) T cells.  Our Versamune® immunotherapies and Versamune® in combination with PDS01ADC, are being developed for treatments in oncology, and Infectimune® is being developed for preventive vaccines against infectious agents. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional disease-specific CD4 helper and CD8 killer T cells, a specific sub-type of T cell that has shown potential to be more effective at killing infected or target cells. Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies. PDS01ADC is an investigational tumor targeting IL-12 that we believe may enhance the proliferation, potency and longevity of T cells in the tumor microenvironment and reduces the prevalence of immune suppressive cells and components within the tumor. We believe our proprietary combinations of Versamune® and PDS01ADC together with immune checkpoint inhibitors or other standards of care, may enhance the proliferation, potency and longevity of antigen specific multifunctional CD8 T cells in the tumor microenvironment and work synergistically to inhibit or treat cancer.

In December 2022, we executed an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting IL-12 fused antibody drug conjugate, M9241, which joined our pipeline as PDS01ADC. PDS01ADC is a novel investigational tumor-targeting fusion protein of IL-12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy which today have resulted in high toxicity and limited therapeutic potential. The proprietary combination of Versamune® HPV and PDS01ADC is designed to overcome tumor immune suppression utilizing a different mechanism from immune checkpoint inhibitors (ICI). The combination of Versamune® and PDS01ADC to overcome immune suppression is patented by us, and we believe our ownership of both assets will streamline the clinical development, registrational process and their potential therapeutic use. In a Phase 2 National Cancer Institute (NCI)-led clinical trial in ICI-resistant patients, the combination of Versamune® HPV and PDS01ADC administered with an investigational bi-functional ICI resulted in a median overall survival of approximately 20 months. The historical median survival reported in ICI-resistant HPV-positive cancers when treated with ICIs is 3-4 months and best reported median survival to date with systemic therapy is 8.2 months in ICI-resistant head and neck cancer.

In February 2023, we announced completion of a Type B meeting with the FDA for the triple combination of  Versamune® HPV  and PDS01ADC with an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic, ICI-resistant head and neck cancer that is positive for the human papilloma virus (HPV) type 16. In recent interactions with the FDA, we confirmed the required contents of a clinical protocol for the potential registrational trial.

In June 2023, an abstract was presented at the 2023 American Society of Clinical Oncology: Abstract number 6012, “Safety and Efficacy of Immune Checkpoint Inhibitor Naïve Cohort from Study of Versamune® HPV and Pembrolizumab in HPV16-positive Head and Neck Squamous Cell Carcinoma (HNSCC)”. The abstract was also selected as one of the featured posters reviewed by an expert panel in the Head and Neck Cancer discussion session.

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

In October 2023, updated interim data based on an August 2, 2023 cut off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of Versamune® HPV in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer was presented at a Company-sponsored key opinion leader roundtable.

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

In November 2023, we announced updated survival data from our NCI-led Phase 2 trial investigating the triple combination of Versamune® HPV, PDS01ADC and an investigational ICI in two groups of advanced cancer patients with various types of human papillomavirus (HPV)16-positive cancers. The data showed 75% survival of ICI-naïve patients at 36 months.

In November 2023, preclinical data from our NCI-led trial including Versamune® HPV, PDS01ADC and an HDAC inhibitor in ICI-resistant HPV16-positive cancer was presented during a poster presentation at the Society for Immunotherapy of Cancer 38th Annual Meeting.

In September 2024, we announced updated data from our VERSATILE-002 Phase 2 clinical trial presented during a poster session at the European Society for Medical Oncology (ESMO) Congress 2024.

In October 2024, we announced updated data from the IMMUNOCERV Phase 2 clinical trial evaluating Versamune® HPV with chemoradiation to treat locally advanced cervical cancer presented at the American Society for Radiation Oncology (ASTRO) annual meeting 2024.

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

Index
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

As stated in the June 2019 issue of The Journal of Immunology, a leading peer-reviewed journal in the field of immunology, our Versamune® platform possesses each of these attributes, inducing potent anti-tumor responses in preclinical studies. (Gandhapudi, et al., J. Immunology, June 2019; Rumfield et al, J. Journal for ImmunoTherapy of Cancer, May 2020). We believe our Versamune® technology platform, potentially in combination with our IL-12 antibody drug conjugate, PDS01ADC, is unique in its ability to successfully encompass the mechanistic attributes required to induce a safe and effective anti-cancer immune response in preclinical data.

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

Index
Versamune® Platform

Versamune® has the potential to stimulate the body’s immune system

Versamune® is a proprietary lipid nanoparticle and T cell stimulating platform designed to overcome the challenges of current immunotherapy and improve the treatment outcomes of patients with cancer. Versamune® derived products are based on positively charged (cationic) and immune activating lipids that form spherical nanoparticles in aqueous media. These lipids include the R-enantiomer of 1,2-dioleoyl-e-trimethyl-ammonium-propane (R-DOTAP). Cationic lipids are positively charged molecules that have a water-soluble portion (head group) attached to a water insoluble tail. The water-soluble portion of the molecule has a positive charge and the water-insoluble portion is made up of hydrocarbon (also called fatty acid) chains. The nanoparticles, which are coated with a positive charge, are deliberately sized to mimic viruses, facilitating detection by the body’s immune system and uptake by dendritic cells.

To treat a specific cancer, the unique or overexpressed antigen found on the surface of the cancer cells is manufactured, then mixed with the Versamune® nanoparticles to create a pharmaceutical product for simple subcutaneous injection.

Index
Versamune® has the potential to promote dendritic cell update of antigens

One of the biggest challenges in developing a potent immunotherapy is the uptake of the immunotherapy by dendritic cells. Versamune® is designed specifically to be taken up by dendritic cells in the skin. As noted above, Versamune® nanoparticles are sized comparably to viruses normally taken up as part of the natural function of the dendritic cells, facilitating efficient uptake of the Versamune® based immunotherapy. Studies evaluating the uptake of Versamune® nanoparticles by dendritic cells and epithelial cells, found almost exclusive uptake by the dendritic cells. Four hours following a single subcutaneous injection, about 80% of the dendritic cells in the draining lymph node were found to have taken up the Versamune® based immunotherapy.

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

Versamune® Demonstrates Effective Antigen Presentation to Both CD8+ Killer and CD4+ Helper T-cells

Tumour antigen
MHC class I
TCR
CD8+ killer T-cell
Type I IFNs
MHC class II
TCR
CD4+ helper T-cell

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

Versamune® Promotes Activation and Robust Expansion of Both Antigen-specific CD8+ Killer and CD4+ Helper T-cells

Activated
CD8+ killer T-cell
IL-2
IFNγ
TNF
Activated
CD4+ helper T-cell

Total cells in draining lymphnode (x 10³ cells)
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

Index
In preclinical studies, Versamune® (R-DOTAP) nanoparticles demonstrated a reduction in the Treg/CD8 T cell ratio

Treg cells/RF9+ T cell ratio
in CD45+ cell infiltrating to tumor
128
64
32
16
8
4
2
1
0.5
0.25
0.125
KF18+RDOTAP
KF18+GMCSF
KF18
GMCSF
RDOTAP
NAIVE

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

Additionally, Versamune® is broken down (hydrolyzed) in the body into fatty acids and excreted, showing in these preliminary studies that it could mitigate the potential for short- or long-term accumulation of the nanoparticles. These preclinical observations have been confirmed by early clinical data documenting that this localized, and highly specific cascade of immune activity was associated with an absence of significant systemic toxicity at all doses tested. In a Phase 1 clinical trial designed to evaluate safety, all patients had transient swelling and redness at the injection site due to initiation of the immunological cascade at the injection site which cleared completely within 3-7 days and no dose-limiting toxicities or long-term safety concerns were observed. Similarly, in our ongoing Phase 2 trials in combination with other treatments, no dose-limiting toxicities or long-term safety concerns were attributed to Versamune® HPV since three of the four studies were initiated in 2020.

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

Index
Versamune® has the potential to minimize circulating tumor DNA (ctDNA)

ctDNA is tumor-derived fragmented DNA that is released into a person’s blood stream by cancerous cells and tumors. It can come from primary or metastatic cancer sites. We believe that the reduction of ctDNA, as a biomarker, has the potential to signify a potential reduction or elimination of cancer.  As noted, we believe Versamune® may safely promote the efficient and robust expansion in-vivo of large numbers of highly potent (polyfunctional) CD8 killer T cells. In a Phase 2 clinical trial lead by MD Anderson, IMMUNOCERV, the ctHPV 16 DNA biomarker measured in certain patients decreased in the blood by Day 170 (T5) as HPV16-specific killer T cells proliferated in the tumor microenvironment as seen in a representative patient in the chart below.

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

Versamune® HPV Human Papilloma Virus (HPV)-Related Cancers

Despite the successful introduction of HPV preventive vaccines, HPV-related cancers remain a significant component of the global cancer burden. HPV infection occurs in both men and women and is associated with head and neck (oropharyngeal), cervical, anal, vaginal, vulvar and penile cancers.

Versamune® HPV is our lead Versamune® based immunotherapy. Versamune® HPV combines Versamune® with a mixture of short proteins (peptides) derived from the cancer-causing HPV16 viral protein. HPV16 is the most pervasive and difficult to treat HPV amongst the 13 different high-risk, cancer-causing HPV types. In a preclinical study in the most widely utilized animal HPV-cancer tumor model, Versamune® HPV uniquely induced complete regression of the tumors after a single sub-cutaneous injection. As a result of this data, we conducted a Phase 1 open-label, dose-escalation, proof of concept study of Versamune® HPV in women with cervical intraepithelial neoplasia (CIN) infected with high-risk HPV types. The data demonstrated that Versamune® HPV was immunologically active at all three doses studied, confirmed induction of high levels of active HPV-specific CD8 killer T cells, and was associated with clinical regression of the cervical lesions that often occurred rapidly. These results suggest that Versamune® HPV activated the critical mechanisms in humans resulting in potent T cells which target and effectively kill human HPV-positive cancer cells. All patients who experienced regression remained disease-free over the 2-year retrospective evaluation period, suggesting potential durability or memory of the immune response. The clinical data was presented at the 34th Annual Society for the Immunotherapy of Cancer Conference in November 2019 (Wood, et al., 2019).  Based on this encouraging preclinical and human data, Versamune® HPV is being studied in multiple Phase 2 clinical trials in various HPV-related cancers one sponsored by the Company in collaboration with Merck and three investigator-initiated trials being conducted by the National Cancer Institute (NCI), MD Anderson Cancer Center and Mayo Clinic. We believe the data presented from these Phase 2 clinical trials in 2022, 2023 and 2024 demonstrated favorable results.

Index
PDS0102: T cell receptor gamma Alternate Reading frame Protein (TARP)-Related Cancers

The TARP antigen is strongly associated with prostate and breast cancers. In the U.S. 450,000 patients are projected to be diagnosed with prostate or breast cancer this year. Approximately 90% of prostate cancers and 50% of breast cancers overexpress the TARP tumor antigen. In a human clinical trial, the NCI demonstrated that its proprietary TARP antigens were effectively recognized by the immune system in prostate cancer patients with PSA biochemical recurrence leading to a notable reduction in tumor growth rate. In preclinical studies, a dramatically enhanced TARP-specific killer T cell response was observed when our designed TARP antigens were combined with Versamune®. As discussed further below, in November 2021, we entered into the NCI Patent License Agreement with the U.S. Department of Health and Human Services, as represented by the NCI of the National Institutes of Health (NIH).  We obtained a nonexclusive worldwide license to the patent rights for NCI’s TARP to develop and commercialize TARP peptide-based therapies in combination with our Versamune® technology for the treatment of acute myeloid leukemia, prostate and breast cancers. We are not currently pursuing development of PDS0102.

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

Versamune® based immunotherapies plus PDS01ADC as a cancer immunotherapy platform

PDS01ADC is a novel investigational antibody conjugated (IgG1), tumor-targeting interleukin 12 (IL-12) immune-cytokine that enhances the proliferation, potency and longevity of T cells in the tumor microenvironment. Together with Versamune® based immunotherapies PDS01ADC works synergistically to overcome immune suppression and simultaneously promote a targeted T cell attack against cancer. As with Versamune®, PDS01ADC is given by a simple subcutaneous injection. Clinical data suggests the addition of PDS01ADC to Versamune® based immunotherapies may demonstrate significant disease control by shrinking tumors and/or prolonging life.  In a completed Phase 2 clinical trial conducted by NCI, evaluating Versamune® HPV and PDS01ADC in combination with M7824 (Bintrafusp alfa), survival data for ICI naïve patients from the trial indicated that 75% (6/8) of these patients were still alive at 36 months, and the median overall survival (OS) has not yet been reached. Published data on standard-of-care ICIs report 30-50% of these patients typically remain alive at 12 months, and less than 30% of the patients remain alive at 24 months.  In the ICI-resistant group, the 12-month OS rate was 72% and the triple combination achieved a median OS of approximately 20 months.

PDS01ADC monotherapy has shown activation of an immune response and correlation with clinical benefit in metastatic solid tumors

We believe PDS01ADC monotherapy promotes therapeutically relevant immune responses, and stronger immune activation has been observed at higher doses. An analysis of patients at baseline and after PDS01ADC monotherapy treatment is displayed in the graphs below. Interferon-gamma is associated with the induction of natural killer (NK) cells and T cells. Granzyme B is associated with the induction of active killer CD8 T cells. Importantly, higher levels of these CD8 T cells were associated with improved clinical outcomes. (Toney NJ et al. International Immunopharmacology 116 (2023) 109736).

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

Infectimune® has potential as an infectious disease vaccine platform

We have developed a second cationic platform that is being applied to the development of infectious disease vaccines and this specific formulation has been trademarked Infectimune®.  It has been formulated to activate the immune system to induce rapid and longer-lasting neutralizing antibody responses for improved protection against infectious pathogens.  Preclinical studies suggest that it has the potential to induce T cell responses including memory T cell responses to provide the immune system with long-term memory and potential sustained protection against infectious pathogens over an extended period of time that may exceed traditional antibody-based protection. We believe it could provide safe and effective vaccines that are well tolerated by healthy individuals.

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

Oncology Development Strategy

The unique combination of high potency and favorable safety profile of the Versamune® platform observed in preclinical studies was corroborated in the successfully completed 12-patient Versamune® HPV monotherapy Phase 1/2a clinical trial.  All patients were infected with cancer causing (high risk) strains of HPV, which are less likely to spontaneously regress. In September 2019, we reported retrospective clinical outcome data from this trial. Despite most of the patients being infected with multiple HPV strains including or excluding HPV 16, regression was seen in 8 out of 10 patients, with complete regression of pre-cancerous lesions documented in 6 out of 10 patients at their first post-treatment evaluation, which occurred within 1-3 months of completing treatment.  In addition, the fact that no disease recurrence occurred over the two-year evaluation period strongly suggested a robust and durable therapeutic immune response due to the induction of T cells by Versamune® HPV administration that were clinically active. As a result of this information and the documentation in the trial of Versamune® HPV’s ability to generate potent and biologically active CD8 T cells in-vivo, we focused our clinical strategy on areas of more severe unmet medical need in which Versamune® HPV is combined with other immune-modulating agents, including immune checkpoint inhibitors and standard of care e.g., chemoradiotherapy, to provide improved clinical benefit to patients.

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

Clinical Candidate Pipeline

VERSATILE-002: Versamune® HPV + Keytruda®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of Versamune® HPV in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer commenced. Enrollment in stage 2 of 2 for the ICI naïve arm and the ICI-resistant arms are complete. The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first and second line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this trial sponsored by us, patients whose cancer has returned following initial treatment or spread will be treated with the combination of Versamune® HPV and Keytruda® to evaluate if the addition of Versamune® HPV might improve the efficacy reported in published studies of Keytruda® alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care Keytruda® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is the objective response rate, or ORR, at six months following initiation of treatment. There are two cohorts in the trial. Cohort 1 is for patients who have yet to be treated with an immune checkpoint inhibitor (ICI naïve) and cohort 2 which consists of patients who have failed immune checkpoint inhibitor therapy (ICI resistant).

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
●
Confirmed and unconfirmed objective response rate is 41.2% (14/34 patients), which is identical to the preliminary response rate data previously reported by us at ASCO 2022 (7/17 patients). To date these responses have been confirmed in nine of the 34 patients (26.5%), including one complete response.

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

National Cancer Institute: Versamune® HPV + PDS01ADC + Bintrafusp Alfa

In June 2020, the first patient was dosed under a Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating Versamune® HPV with an IL-12 ADC now PDS01ADC, and M7824 (Bintrafusp alfa), which is owned by EMD Serono (Merck KGaA) in patients with advanced HPV-positive cancers who have failed prior treatment. In February 2021, the NCI’s Phase 2 clinical trial of Versamune® HPV for the treatment of advanced HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of IC -resistant patients for assessment of safety and activity of the triple combination. The trial has been closed for enrollment. Preliminary efficacy assessment of the triple combination in this added group of 29 ICI-resistant patients has been completed and evaluation of long-term patient survival is ongoing.

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
●
With ICI-resistant patients: PDS01ADC dosing appears to affect response rates, with 5/8 (63%) patients receiving PDS01ADC at 16.8 mcg/kg achieving an OR compared to 1/14 (7%) patients who received PDS01ADC at 8 mcg/kg achieving an OR; 4/6 (67%) patients’ responses are ongoing (median 12 months).

●	Tumor reduction was seen in 45% (10/22) of patients with ICI-resistant disease, including patients receiving high or low dose PDS01ADC.
●
In ICI-resistant patients treated with high or low dose PDS01ADC, survival outcomes were similar (p=0.96 by Kaplan Meier analysis). At a median of 12 months of follow up 17/22 (77%) of patients were alive.

●	In ICI naïve patients, 6/8 (75%) were alive at median 17 months of follow up.
●	Similar OR and survival were seen across all types of HPV16-positive cancers.
●
Preliminary safety data: 13/30 (43%) of patients experienced Grade 3 treatment-related adverse events (AEs), and 2/30 patients (7%) experienced Grade 4 AEs. There were no grade 5 treatment-related AEs.

We believe the trial results to date suggest that all 3 drugs contribute to the clinical outcomes, consistent with the published preclinical studies.

Index
In September 2022, we determined, in agreement with the NCI, to select the ICI-resistant patients as the preferred treatment group in the on-going Versamune® HPV-based triple combination therapy in advanced HPV-positive cancers and the trial was closed to further enrollment given the ICI-resistant arm had been fully recruited.

In October 2022, we presented additional interim data as follows:

●	Survival data: 66% (19/29) of HPV16-positive ICI-resistant patients in the cohort were alive at a median follow up of 16 months.
●	Safety profile: 48% (24/50) patients experienced Grade 3 treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 AEs. There were no Grade 5 treatment-related AEs.
●	HPV16-positive ICI naïve patients: 75% (6/8) were alive at a median follow up of 25 months and 38% (3/8) of responders had a complete response.

In December 2022, we presented interim data as follows:

●
Median OS was 21 months in 29 checkpoint inhibitor resistant patients who received the triple combination. The reported historical median OS in patients with ICI-resistant disease is 3-4 months with checkpoint inhibitors and best reported median survival to date with systemic therapy of 8.2 months in ICI-resistant head and neck cancer.

●
In ICI naïve subjects, 75% remain alive at a median follow-up of 27 months.  As a result, median OS had not yet been reached. Historically, median OS for similar patients with platinum experienced ICI naïve disease is 7-11 months.

●	Objective response rate (ORR) in ICI-resistant patients who received the optimal dose of the triple combination is 63% (5/8). In current approaches ORR is reported to be less than 10%.
●	ORR in ICI naïve patients with the triple combination is 88%. In current approaches ORR is reported to be less than 25% with FDA-approved ICIs in HPV-positive cancers.
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

In November 2023, we released updated interim survival data as follows:

●	75% of immune checkpoint inhibitor (ICI) naïve patients remain alive at 36 months; published median overall survival (mOS) in similar patients is 7-11 months
●	12-month survival rate in (ICI) resistant patients of 72%
●	Median OS in ICI-resistant HPV-positive patients of approximately 20 months; published median OS is 3.4 months

MD Anderson Cancer Center (IMMUNOCERV): Versamune® HPV + Chemoradiotherapy

In October 2020, a Phase 2 Investigator Initiated Trial (IIT) was initiated with The University of Texas MD Anderson Cancer Center. This clinical trial is investigating the safety and anti-tumor efficacy of Versamune® HPV combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe that Versamune® has strong T cell induction with the potential to enhance efficacy of the current standard of care CRT treatment in this indication.

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

In October 2023, data demonstrating Versamune® HPV combination with standard-of-care (SOC) chemoradiotherapy was associated with a rapid decline in human papillomavirus circulating cell-free DNA (ctHPV-DNA), a potential predictive biomarker of treatment response. The data from the IMMUNOCERV Phase 2 clinical trial was featured in an oral presentation at the American Society for Radiation Oncology Annual Meeting which included the following:

●
Earlier and greater proportion of ctDNA clearance with Versamune® HPV plus chemoradiation (CRT) vs. SOC CRT alone 81.3% clearance after 3 weeks vs. 30.3% with SOC (p=0.0018), and 91.7% of clearance at 5 weeks vs. 53.1% with SOC (p=0.0179).

●
Baseline ctDNA levels correlated with the International Federation of Gynecology and Obstetrics (FIGO) stage and lymph node involvement; 100% of patients treated with Versamune® HPV had cancer that had spread to the lymph nodes.

Mayo Clinic: Versamune® HPV Monotherapy and in combination with Keytruda®

In February 2022, we initiated an IIT, MC200710, for Versamune® HPV alone or in combination with the immune checkpoint inhibitor, Keytruda®, in patients with HPV-positive oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence. The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar at Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial may provide additional information regarding patients receiving fewer doses of Versamune® HPV in a patient population affected by the increasing incidence of HPV(+)OPSCC, and also allows us to better understand the activity of Versamune® HPV alone or in combination with Keytruda® in earlier stages of disease. This trial is currently open for enrollment.

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

Index
PDS0103

In April 2020, the above mentioned CRADA between us and the NCI was expanded beyond Versamune® HPV to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by us and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by us.

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

IL-12 Oncology Immunocytokine Pipeline

PDS01ADC is a novel investigational IL-12 fused antibody drug conjugate (IgG1), tumor-targeting interleukin 12 (IL-12) immune-cytokine that enhances the proliferation, potency and longevity of T cells in the tumor microenvironment. Together with Versamune® based immunotherapies, PDS01ADC works synergistically to overcome tumor immune suppression and to promote a targeted T cell attack against cancers. As with Versamune®, PDS01ADC is administered by subcutaneous injection. Clinical data suggests the addition of PDS01ADC to Versamune® based immunotherapies may demonstrate significant disease control in advanced cancer patients by shrinking tumors and/or prolonging life.

With the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for PDS01ADC, we believe we have simplified our registrational pathway for the NCI-led triple combination by owning both Versamune® HPV and PDS01ADC and combining these agents with an FDA approved ICI. PDS01ADC has been designed to overcome the limitations of cytokine therapy as explained above, and based on extensive preclinical studies performed at the NCI evaluating PDS01ADC as a monotherapy and also in combinations with established standard of care treatments for cancer, we believe that PDS01ADC has significant potential as a cytokine therapy independent of Versamune®. Based on the informative preclinical studies, a number of IIT Phase 2 trials are currently in progress at the NCI, some of which are outlined below:

●	Phase 2 trial evaluating ICI naïve and resistant patients with HPV-positive malignancies treated with PDS01ADC, Versamune® HPV and bintrafusp alfa.
●
A Phase 2 trial evaluating T-cell clonality after stereotactic body radiation therapy alone and in combination with the immunocytokine PDS01ADC in localized high and intermediate risk prostate cancer treated with androgen deprivation therapy

●	A Phase 1/2 trial of PDS01ADC in combination with docetaxel in adults with metastatic castration sensitive and castration resistant prostate cancer
●	Phase 1/2 trial evaluating PDS01ADC going forward as a monotherapy in advanced kaposi sarcoma
●	Phase 1/2 trial of PDS01ADC in combination of with a histone deacetylase (HDAC) inhibitor in ICI-resistant MUC1-positive colon and bladder cancers among others

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

Our current clinical pipeline of Versamune®, and PDS01ADC based therapies is as follows:

Clinical Development Strategy

Since our inception we have devoted substantially all our resources to developing our Versamune® and Infectimune® platforms, and products derived thereof, as well as PDS01ADC, advancing preclinical programs, conducting clinical trials, manufacturing Versamune® HPV and PDS01ADC for clinical trials, and providing general and administrative support. We have funded our operations primarily from the issuance of common stock. We have not generated any product revenue to date.  We have never been profitable and have incurred net losses in each year since our inception.

Index
Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned clinical trials and manufacturing of our clinical products;

●	the timing and costs of our planned preclinical studies of our lead program of Versamune® HPV in combination with PDS01ADC and an immune checkpoint inhibitor, as well as other earlier-stage programs;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the ability to repay debt financings including interest payments;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

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

Leadership

We are led by a team of executives and directors with significant experience in drug discovery, development and commercialization.  The following table sets forth certain information about our executive officers as of the date of the filing of this Annual Report:

Name	Age	Position
Frank Bedu-Addo, Ph.D.	60	President, Chief Executive Officer, Principal Executive Officer and Director
Gregory L. Conn, Ph.D.	70	Chief Scientific Officer
Kirk V. Shepard, M.D.	73	Chief Medical Officer
Lars Boesgaard	55	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Stephan Toutain	59	Chief Operating Officer
Spencer Brown	55	Senior Vice President, General Counsel, Chief Compliance Officer

Frank Bedu-Addo, Ph.D.

Dr. Bedu-Addo has served as director, President and Chief Executive Officer of PDS Biotech since March 2019. Dr. Bedu-Addo is a veteran biotech executive with experience in successfully starting and growing biotechnology organizations. He has been responsible for the oversight, development and implementation of operational and drug development strategies in both large organizations and emerging biotechnology companies. Dr. Bedu-Addo was a member of the senior executive team at KBI BioPharma, Inc. As Vice President of Drug Development, he oversaw all operations including business development, drug development/manufacturing and profit and loss. Before his tenure at KBI, he successfully started and managed Cardinal Health’s East Coast biotechnology drug development and manufacturing operations. Prior to Cardinal Health, Dr. Bedu-Addo was an Associate Director at Akzo-Nobel, Senior Scientist at Elan (The Liposome Co.), and Principal Scientist at Schering-Plough. In these positions, he contributed to the development of numerous drugs, including antiviral and anticancer products. Dr. Bedu-Addo obtained both his M.S. in Chemical Engineering and Ph.D. in Pharmaceutics from the University of Pittsburgh.

Index
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

Lars Boesgaard

Mr. Boesgaard has served as Chief Financial Officer of PDS Biotech since December 2023. Mr. Boesgaard has had a career spanning more than 25 years in healthcare and has deep capital markets and investor relations experience with global clinical and commercial-stage pharmaceutical and biotechnology companies. He has prepared and executed corporate transactions and built financial frameworks for rapidly growing organizations. Mr. Boesgaard served as CFO of AM-Pharma B.V. from September 2021 to August 2023. Mr. Boesgaard also served as CFO of Columbia Care from August 2018 to August 2021, where he completed key transactions including an IPO/reverse merger resulting in a $120 million capital infusion and raising $200 million in public equity and debt offerings. Mr. Boesgaard was also previously the Vice President, CFO of Roka Bioscience from November 2015 to July 2018 and held several other senior finance positions with publicly traded companies including Insulet Corporation, Alexion Pharmaceuticals and Novo Nordisk A/S. Mr. Boesgaard holds a Bachelor of Science in Business Administration from the Copenhagen Business School and a Master of Business Administration from the Richard Ivey School of Business, Western University, Ontario, Canada.

Stephan Toutain

Mr. Toutain has served as Chief Operations Officer of PDS Biotech since May 2024. Mr. Toutain brings more than 30 years of operational experience in the pharmaceutical industry from drug development, general management, operations, commercial development, market access and sales and marketing leadership with prior global expertise in the oncology and orphan drugs markets. Before joining the Company, Mr. Toutain served as COO at Anavex Life Sciences from May 2018 to April 2024 and Chief Commercial Officer at Interleukin Genetics (OTCQB: ILIU) from July 2016 to August 2017. Mr. Toutain also worked with Alnylam Pharmaceuticals to build its early access program. In addition, Mr. Toutain led Global Commercial Development for Sarepta Therapeutics and served as General Manager for Alexion Pharmaceuticals in Europe. Mr. Toutain has also held various U.S. commercial, marketing and product management positions with Celgene Corporation and Johnson & Johnson. Mr. Toutain received a Master of Business Administration from the University of North Carolina Kenan-Flagler Business School and a Master of Engineering in Biotechnology from the University of Nancy II in France.

Index
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

For our Versamune® HPV and PDS01ADC product candidates, we continue to progress our ongoing Phase 2 clinical trials. This process is described further under “U.S. Product Development Process.” The final protocols for all Phase 2 clinical trials were submitted to the FDA prior to trial initiation and information for all trials are available on www.clinicaltrials.gov.  To conform to the FDA electronic Common Technical Document format requirement and submission of the cGMP material that will be used in the Phase 2 trials for Versamune® HPV, we submitted a Chemistry, Manufacturing, and Controls amendment to our IND application, related to our Phase 2 studies with Versamune® HPV to the FDA in 2020.

We anticipate that we will seek marketing authorization from the FDA for our product candidates through the Biologics License Application pathway, under Section 351(a) of the Public Health Service Act.  This process and the requirements are described further under “U.S. Product Development Process.”

For our earlier stage, preclinical product candidate PDS0103, we submitted an IND for a Phase 1 trial in colorectal cancer in January 2025.

Index
Intellectual Property

Patents

We seek to maintain high barriers to entry around our clinical and product candidates and the markets in which they are utilized by using a multiple layered approach to our patents, patent applications, substantial know-how and trade secrets related to our platforms.  We strive to protect and enhance our proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights. We also rely on trade secrets relating to our platforms and on know-how, continuing technological innovation to develop, strengthen and maintain its proprietary position in the vaccine field. In addition, we rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available. We also utilize trademark protection for our company name and we expect to do so for products and/or services as they are marketed.

We have developed numerous patents and patent applications and own substantial know-how and trade secrets related to our Versamune® platform. As of March 1, 2025, we hold fourteen (14) U.S. patents with granted claims directed to its platform technology and twelve (12) pending U.S. patent applications. These issued patents will expire in 2026 to 2037. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2043 assuming no patent term extensions are granted. As of March 1, 2025, we hold seventy-seven (77) issued foreign patents and twenty-eight (28) pending or published foreign patent applications.  Most of our international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2028 through 2038, or later if patent term extension applies.  Included in the patents above is a patent protecting the use of Versamune® in combination with IL-12.

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

Index
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

Trade Secrets and Other Proprietary Information

In contrast to patent protection or regulatory exclusivities, trade secret protection is a form of intellectual property that does not require disclosure of the subject information as part of the process, but instead depends on maintaining the subject information as strictly confidential.  Companies may in some circumstances rely on trade secrets to protect certain aspects of their proprietary know-how and technological advances, especially where they do not believe patent protection is appropriate or obtainable. Trade secret protection depends in part on confidentiality agreements with employees, consultants, outside scientific collaborators, sponsored researchers and other advisors that prohibit disclosure of designated proprietary information.  Trade secrets can be difficult to protect.  Confidentiality agreements may not succeed in preventing a person or parties from disclosing confidential information, and in that event the rights of the trade secret holder are subject to the viability of an adequate remedy at law, typically under state law modeled on the Uniform Trade Secrets Protection Act, to stop, mitigate or compensate for the unauthorized disclosure of confidential information.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights.  Finally, there is always at least some risk that others may independently discover the trade secrets and proprietary information.

Material License Agreements and Research and Development Agreements

Patent License Agreements with National Institutes of Health.

Effective January 5, 2015, we entered into a Patent License Agreement (the “Patent License Agreement”) as Amended by the First Amendment to Patent License Agreement (“First Amendment”) of August 5, 2015, with an agency within the Department of Health and Human Services (“HHS”), pursuant to which NIH granted us a nonexclusive license to certain patent rights for the development of a therapeutic cancer vaccine specifically in combination with our proprietary Versamune® technology for ovarian, breast, colon and lung cancers. The Patent License Agreement expires when the last licensed patent expires if the Patent License Agreement is not terminated prior to that date. NIH may terminate the Patent License Agreement if we are in default in the performance of any material obligation under the Patent License Agreement. We may unilaterally terminate the Patent License Agreement in any country or territory upon sixty (60) days’ written notice.

Under the Patent License Agreement and First Amendment we agreed to pay NIH: (a) a non-creditable, non-refundable royalty in the amount of $30,000 upon execution of the Patent License Agreement; (b) a non-creditable, non-refundable royalty in the amount of $60,000 upon execution of the First Amendment to Patent License Agreement (c) a non-refundable minimum annual royalty of $5,000; (d) earned royalties of two percent (2%) on net sales, reducible by a half percent (0.5%) for any earned royalties we must pay to third parties; (e) benchmark royalties as follows: (i) $25,000 upon successful completion of each Phase 2 Clinical Studies of a licensed product for breast, colon, lung or ovarian cancer within each licensed territory; (ii) $50,000 upon initiation of the first Phase 3 Clinical Trial of a licensed product for breast, colon, lung or ovarian cancer within each licensed territory; (iii) $750,000 upon the first commercial sale in the licensed territory utilizing and/or directed to licensed product(s) and/or licensed process(es) within the licensed patent rights for breast, colon, lung or ovarian cancer; and (f) additional sublicensing royalties for each sublicense required to be approved by NIH of four percent (4%) on the fair market value of any consideration received for granting such sublicense.

Index
Effective as November 5, 2021, we entered into a Patent License Agreement (the “NCI Patent License Agreement”) with the U.S. Department of Health and Human Services, as represented by NCI of NIH.  Pursuant to the NCI Patent License Agreement, we obtained a nonexclusive, worldwide license to the patent rights for TARP to develop and commercialize TARP peptide-based therapies in combination with our Versamune® technology and any other of our proprietary technologies for prostate and breast cancers and Acute Myeloid Leukemia.  The NCI Patent License Agreement expires when the last licensed patent expires if the Patent License Agreement is not terminated prior to that date. NCI may terminate the Patent License Agreement if we are in default in the performance of any material obligation under the Patent License Agreement. We may unilaterally terminate the NCI Patent License Agreement in any country or territory upon sixty (60) days written notice. Under the NCI Patent License Agreement, we agreed to pay NCI certain non-creditable, nonrefundable license issue royalties, unreimbursed patent expenses for the licensed patent rights, a nonrefundable minimum annual royalty, earned royalties as a percentage of net sales and benchmark royalties.

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

Cost Reimbursement Agreement with University of Kentucky Research Foundation

Effective November 1, 2015, we entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test our preclinical and clinical-stage formulations based on HPV, TARP, MUC1 and Melanoma antigens as specified more fully in the statement of work. The cost reimbursement agreement has been renewed annually, and was renewed on June 30, 2024, for an anticipated cost of $722,760. The agreement terminates on June 30, 2025, unless extended by written mutual agreement of parties or is terminated by one of the parties. Either party may terminate the Cost Reimbursement Agreement for any reason with thirty (30) days’ written notice.

Cost Reimbursement and Sponsored Agreement with University of Kentucky Research Foundation - II.

Effective November 1, 2015, we entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test our preclinical and clinical-stage formulations based on HPV, TARP, MUC1, Melanoma antigens as specified more fully in the statement of work. The cost reimbursement agreement has been renewed annually, and was renewed on June 30, 2024, for an anticipated cost of $14,022. The agreement terminates on June 30, 2025, unless extended by written mutual agreement of parties or is terminated by one of the parties. Either party may terminate the Cost Reimbursement Agreement for any reason with thirty (30) days’ written notice.

Index
Clinical Trial Collaboration and Supply Agreement with MSD International GmbH.

Effective May 19, 2017, we entered into a Clinical Trial Collaboration and Supply Agreement (the “CTCSA”) with MSD International GmbH (“Merck”) pursuant to which we and Merck agreed to collaborate in a Phase 2 clinical trial to evaluate the safety, and preliminary efficacy of the concomitant and/or sequenced administration of the combination of a Merck compound (i.e., pembrolizumab, a humanized anti-human PD-1 monoclonal antibody) and our compound (i.e., Versamune® HPV, a cationic lipid-based therapeutic vaccine combining HPV peptides) in treatment of patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV 16) infection. The term of the CTCSA commenced on May 19, 2017 and will continue until the earlier of (i) delivery of the final trial report and (ii) study completion (i.e., upon database lock of the trial results), or until terminated by either party. In the event the CTCSA is terminated by Merck upon a material breach by us, we must reimburse Merck for its direct manufacturing costs, such as manufacturing fees, raw materials, direct labor, freight and duty, factory overhead costs and its indirect manufacturing costs, such as allocations of indirect factory overhead and site support costs. This agreement was amended on October 28, 2019 to reflect that the trial will be for first in line treatment of disease.

On October 28, 2019, we entered into an amendment to the clinical trial collaboration agreement with Merck to evaluate the combination of our lead Versamune® based immunotherapy, Versamune® HPV, with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab), in a Phase 2 clinical trial. The modification to the clinical trial design to evaluate Versamune® HPV in combination with Keytruda® as first-line treatment comes as a result of Merck’s approval by the FDA on June 10, 2019 for first line treatment of patients with metastatic or unresectable recurrent HNSCC using Keytruda® in combination with platinum and fluorouracil (FU) for all patients and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test. The trial was initiated in November of 2020 to evaluate the efficacy and safety of the combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

Other Research and Development Agreements

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research with The U.S. Department of Health and Human Services.

Effective April 22, 2019, we entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (“NCI”), pursuant to which the parties agreed to perform certain research and development activities as defined by the exhibited Research Plan. Under the agreement, we will collaborate with the NCI’s Genitourinary Malignancies Branch (“GMB”) and Laboratory of Tumor Immunology and Biology (“LTIB”) with plans to conduct a Phase 2 clinical trial evaluating Versamune® HPV with novel immune-modulating agents M7824 and NHS-IL12 being studied at NCI as part of a CRADA with EMD Serono (“Merck KGaA”). The Phase 2 clinical trial was initiated in June of 2020. The CRADA also involves preclinical evaluation of Versamune® HPV in combination with other therapeutic modalities upon the mutual agreement of both parties. In April 2020, this agreement was amended to include PDS0103, in preclinical and clinical development for treatment of ovarian, breast, colorectal and lung cancers.

The term of the CRADA is five (5) years, starting April 22, 2019. Pursuant to Appendix A, we agreed to provide $110,000 annually, the first payment of which is to be made on the first anniversary of the CRADA Effective date or upon the initiation of a Phase 2 clinical trial as the NIH Clinical Center, whichever comes first for NCI to use in connection with acquiring technical, statistical, and administrative support for the clinical research activities, as well as to pay for supplies and travel expenses and infrastructure costs. The CRADA may be terminated by either party at any time by mutual written consent. Either party may unilaterally terminate the CRADA at any time by providing sixty (60) days’ written notice. If we terminate prior to the completion of all approved or active study protocol(s) pursuant to the CRADA, we must supply enough study test product to complete these study protocol(s) unless termination is for safety reasons. If the CRADA is mutually or unilaterally terminated by us before its expiration, we must pay non-cancellable obligations for personnel for a period of six (6) months after the termination date or until the expiration date of the CRADA, whichever is sooner. If we suspend development on the test article without the transfer of its active development efforts, assets, and obligations to a third party within ninety (90) days of discontinuation, NCI may continue development. In such event, we must transfer all information necessary to enable NCI to contract for the manufacture of the test article and grant NCI a nonexclusive, irrevocable, worldwide, paid-up license regarding same.

Index
Option to License with the University of Georgia Research Foundation of Georgia Research Foundation

On October 25, 2021, we entered into a non-exclusive agreement to license Computationally Optimized Broadly Reactive Antigen (“COBRA”) with the University of Georgia Research Foundation. This agreement allows us to develop, manufacture and use COBRA antigens in a clinical trial for a universal influenza vaccine worldwide.  The term of the agreement extends twelve months after initiation of the first Phase 1 clinical trial and may be extended upon agreement of the parties. We may convert the option to a full agreement any time prior to the conclusion of the term.

Competition

The biotechnology and pharmaceutical industries are characterized by intense competition to develop new technologies and proprietary products. We are aware of various established companies, including major pharmaceutical companies, broadly engaged in immunotherapies and vaccines in research and development that may compete directly with the products we are developing including Johnson & Johnson Innovative Medicine (part of Johnson & Johnson), Sanofi-Aventis, GlaxoSmithKline plc, Merck and Pfizer, among others. In addition, there are many development-stage biotechnology companies in various immunotherapy and vaccine development including, but not limited to, Merus, F-Star Therapeutics, Inovio, Kite Pharma, Hookipa, Moderna, ZIOPHARM Oncology, Heat Biologics, Harpoon Therapeutics, BioNTech, Osivax, Medicago, Vaxart, IO Biotech, Exelixis and Flugen. If one or more of these companies is successful in developing their technologies, it could materially impact our business.

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

U.S. Product Development Process

In the United States, the FDA regulates biological drug products under the Federal Food, Drug and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and implementing regulations. Products are also subject to certain other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-approval, may subject an applicant to administrative or judicial action. FDA decisions or enforcement actions could include, among other actions, refusal to approve pending applications, withdrawal of approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on the Company.

Index
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

●
pre-license or pre-approval inspection by the FDA of the sponsor (or any third-party service providers) relative to oversight of clinical studies, clinical trial sites that generated the data in support of the BLA, and any manufacturing facilities to assure compliance with GCPs and the integrity of clinical data;

●	payment of user fees;

●	FDA review and approval, or licensure, of the BLA; and

●
Compliance with any post-approval commitments or requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product candidate or disease. A clinical hold may occur at any time during the life of an IND and may affect one or more specific trials or all trials conducted under the IND. The testing and approval process requires substantial time, effort, and financial resources.

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

Index
The IND and IRB processes

An IND is an exemption from the FDCA and PHSA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA or BLA. In support of a request for an IND, a sponsor must submit, among other things, a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The sponsor may be a company seeking to develop the drug or, as in the case of an investigator-initiated trial, the sponsor may be an investigator who is conducting the trial. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before the IND is considered effective and clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical studies and places the study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be certain that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

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

Index
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board (DSMB) or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant application fee. For approved drugs, including BLA-licensed biological products, PDUFA also imposes an annual PDUFA program fee. The FDA adjusts the PDUFA user fees on an annual basis. Under federal law, the submission of BLAs requiring clinical data is additionally subject to an application user fee, which for federal fiscal year 2024 is $4,048,695. The sponsor of an approved BLA is also subject to annual program fees, which for fiscal year 2024 are $416,429 per eligible product. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on BLAs for products designated as orphan drugs unless the application for the product also includes a non-orphan indication.

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

Index
The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, and applications for new molecular entities and original BLAs are generally discussed at advisory committee meetings unless the FDA determines that this type of consultation is not needed under the circumstances. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

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

Index
Once approval is granted, the FDA may withdraw such approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Index
Regulatory Exclusivities Applicable to Biologics Under the BPCIA: The BPCIA established certain regulatory exclusivities that provide reference biologics with prescribed periods of time during which competing biosimilars or interchangeable biosimilars may not be approved or may not be marketed.  Once its BLA is approved (“date of first licensure”) the reference biologic is entitled to a period of four years after its date of first licensure during which time FDA is prohibited from accepting a marketing application that would seek approval of any products that are biosimilar to the branded product, known as a data exclusivity because it prohibits the submission of a BLA application and attendant data. In addition, the reference biologic is entitled to a period of 12 years after its date of first licensure during which time the FDA is prohibited from approving marketing applications for any products that are biosimilar to the branded product, known as marketing exclusivity, because it prohibits the approval of a BLA for marketing. In addition, the first interchangeable biosimilar may be entitled to marketing exclusivity for a period of one year after its date of first licensure, or other periods keyed to the outcome of patent litigation if instituted, during which the FDA is prohibited from finding that any other biosimilars are interchangeable to the same reference biologic. The reference biologic may also be entitled to regulatory exclusivity under other statutory provisions that apply to biologics and small molecule drugs.

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

If the sponsor of a product with orphan designation receives the first FDA approval for that drug for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity provides marketing exclusivity which means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan drug exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains orphan drug designation and FDA approval of the same therapeutic candidate for the same condition or disease as our orphan-designated drug.

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

Index
Pediatric Study Requirements and Pediatric Exclusivity: Under the Best Pharmaceuticals for Children Act (BPCA), a sponsor qualifies for “pediatric exclusivity” if it complies with a Written Request (WR) issued by FDA for pediatric studies. The sponsor may apply to FDA to issue a WR. Pediatric exclusivity operates by adding six months of marketing exclusivity to the end of the latest-expiring form of exclusivity and may apply to patent rights or to FDA regulatory exclusivities. To qualify for pediatric exclusivity, at least one of those rights must still be currently in force at the time FDA approves the pediatric studies.

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

Patent Term Extensions: Patents have a limited lifespan. In most countries, including the U.S., the standard expiration of a patent is 20 years from the effective filing date. Various extensions of patent terms may be available in certain circumstances, for example where there are delays in obtaining FDA regulatory approvals that result in a reduction of the period of time during which we could market a product under patent protection. In the U.S., a patent claiming a new drug product may be eligible for a limited patent term extension or PTE under the Hatch-Waxman Act, which permits the extension of a patent term by up to five years for patent term lost during product development and the FDA regulatory review. The PTE period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA less any time the applicant did not act with due diligence during the period, plus the time between the submission date of an NDA and the ultimate approval date less any time the applicant did not act with due diligence during the period. A PTE cannot extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the PTE, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the PTE must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any PTE in consultation with the FDA. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for PTE on patents covering those products. We plan to seek PTEs to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

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

In order to distribute products commercially, we must also comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical studies and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of PDS Biotech’s activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Index
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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. No uniform policy requirement for coverage and reimbursement exists among third-party payors in the United States, which causes significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and the procedures which may utilize such newly approved products. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Therefore, coverage and reimbursement can differ significantly from payor to payor and health care provider to health care provider. As a result, the coverage determination process is often a time-consuming and costly process that requires the provision of scientific and clinical support for the use of new products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product development.

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

Index
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

Index
On August 16, 2022 the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and/or new payment methodologies, and place additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians and other healthcare providers receive for administering any approved product we might bring to market. Reductions in reimbursement levels and implementation of more rigorous coverage criteria or new payment methodologies may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any coverage or reimbursement policies instituted by Medicare or other federal health care programs may result in similar policies from private payors. The implementation of cost containment measures or other healthcare reforms may affect our ability to generate revenue, attain or maintain profitability, or commercialize our drug candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

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

As of December 31, 2024, we had 24 employees, all of whom were full time employees. Our employees are highly skilled, and many hold advanced degrees. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical, and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with market salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits.

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

●	Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
●	We face significant competition from other biotechnology and biopharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
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

●
Our clinical and product candidates are in various stages of development, and we will not be able to commercialize our product candidates if our preclinical studies do not produce successful results and/or our clinical trials do not demonstrate the safety and efficacy of our product candidates; early results and early understanding of product candidate potential may not be predictive of later success.

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

●
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing Versamune® HPV, PDS01ADC and other product candidates, if approved.

●
If we obtain approval to commercialize Versamune® HPV, PDS01ADC or other product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

●
Recently enacted and future healthcare legislation, regulations, and policy initiatives may increase the difficulty and cost for us to obtain marketing approval of and commercialize Versamune® HPV, PDS01ADC or other product candidates and affect the prices we may obtain and our profitability.

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

●
If we are unable to obtain and/or maintain patent protection for our Versamune®, Versamune® in combination with PDS01ADC, Versamune® HPV, or other Versamune® or Infectimune® based Products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

Our ability to generate revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our Versamune® based oncology products Versamune® HPV, PDS0102, PDS0103, alone or in combination with PDS01ADC and Infectimune® to treat infectious diseases and to obtain the necessary regulatory approvals. We have never generated any product revenue and have no immunotherapy candidate in late-stage clinical development or approved for commercial sale.

Even if we receive regulatory approval for the sale of the Versamune®, Versamune® in combination with PDS01ADC and Infectimune® Products, we do not know when we will begin to generate revenue from Versamune® HPV or other products, if at all. Our ability to generate revenue depends on a number of factors, including our ability to:

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

●	develop manufacturing capabilities for bulk materials and manufacture commercial quantities of Versamune® HPV, PDS01ADC and other Versamune® products at acceptable cost levels;

●
achieve broad market acceptance of Versamune® HPV and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based-products in the medical community and with third-party payors and consumers;

●	attract and retain an experienced management and advisory team;

●	launch commercial sales of Versamune® HPV, Versamune® in combination with PDS01ADC and other oncology products, and Infectimune® based-products, whether alone or in collaboration with others; and

●	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with immunotherapy development and manufacturing, we are unable to predict the timing or amount of increased development expenses, or when we will be able to achieve or maintain profitability, if at all. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. Even if Versamune® HPV alone or in combination with PDS01ADC is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for Versamune® HPV, PDS01ADC, other Versamune® and Infectimune® products. If we cannot successfully execute on any of the factors listed above, our business may not succeed, and your investment will be adversely affected.

Index
We have incurred significant losses since our inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have never generated any product revenues and expect to continue to incur substantial and increasing losses as we continue to develop Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products. None of our products have been approved for marketing in the United States and may never receive such approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate revenue and achieve profitability is dependent on our ability to complete development, obtain necessary regulatory approvals, and have our products manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize Versamune® HPV, PDS01ADC or other Versamune® and Infectimune® based products. If we successfully obtain regulatory approval to market Versamune® HPV alone or in combination with PDS01ADC, our revenues will be dependent, in part, upon, the size of the markets in the territories for which regulatory approval is received, the number of competitors in such markets for the approved indication, and the price at which we can offer our products. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable the market price of our common stock and our ability to raise capital and continue operations will be adversely affected.

We expect research and development expenses to increase significantly for Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2024 and 2023, we had an accumulated deficit of $182.1 and $144.5 million, respectively.

We are dependent on the success of our Versamune®, PDS01ADC and Infectimune® products, which are still in clinical development, and if our Versamune®, PDS01ADC and Infectimune® products do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

Versamune® HPV and PDS01ADC are in mid clinical development, and as a consequence, it is too early to determine whether our products will ever be approved for commercial sale or be marketable. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to Versamune® and Versamune® in combination with PDS01ADC products. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of Versamune® HPV alone or in combination with PDS01ADC. Versamune® HPV and PDS01ADC may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of Versamune® HPV and PDS01ADC is and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market Versamune® HPV or PDS01ADC in the United States until it receives approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until it receives the requisite approval from such countries. To date, we have only completed Phase 2 clinical trials for certain applications of Versamune® HPV. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of Versamune® HPV or PDS01ADC for many reasons, including:

●	we may not be able to demonstrate that Versamune® HPV alone or in combination with PDS01ADC is safe and effective to the satisfaction of the FDA;

●	the FDA may not agree that the completed Phase 2 clinical trials of Versamune® HPV and PDS01ADC satisfy the FDA’s requirements and may require us to conduct additional testing;

●	the results of our future clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of one or more of our clinical trials;

●	the contract research organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control that materially and adversely impact our clinical trials;

Index
●	the FDA may not find the data from our preclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of Versamune® HPV and PDS01ADC outweigh the safety risks;

●	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA may not accept data generated at our clinical trial sites;

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

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our Versamune®, PDS01ADC and Infectimune® based products.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize Versamune® HPV alone or in combination with PDS01ADC. Even with our current cash reserves, we will require substantial additional capital to complete the development and potential commercialization of Versamune® HPV and PDS01ADC and the development of other Versamune® and Infectimune® based products. If we are unable to raise capital or find appropriate partnering or licensing collaborations or other nondilutive financing, when needed or on acceptable terms, if at all, we could be forced to delay, reduce or eliminate one or more of our development programs or any future commercialization efforts. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of Versamune® HPV and PDS01ADC is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of our planned clinical trials;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including any patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize Versamune® HPV and PDS01ADC on our own; and

●	the initiation, progress, timing and results of the commercialization of Versamune® HPV, if approved, for commercial sale.

Additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of Versamune® HPV or potentially discontinue operations.

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

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and we have also provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. In August 2024, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. During the  year ended December 31, 2024, we sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement and 1,108,105 shares of common stock for a net value of $3.2 million pursuant to the New Sales Agreement. As of the date of this Annual Report, in the first quarter of 2025 we sold 205,350 shares of our common stock for a net value of $0.30 million pursuant to the New Sales Agreement.

In February 2025, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we agreed to sell an aggregate of 6,396,787 shares of common stock, pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock, and common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock at a combined purchase price of $1.50 per share and warrant, the February 2025 Offering.  Two of our directors participated in the February 2025 Offering and purchased 30,121 shares of common stock in the aggregate at an offering price per share of $1.66 and common stock warrants to purchase 30,121 shares of common stock.  The common stock warrants issued to our directors have an exercise price per share of $1.53, but are otherwise identical to the common stock warrants issued to all other participants in the February 2025 Offering.  Aggregate gross proceeds from the February 2025 Offering were approximately $11 million. Net proceeds to us from the February 2025 Offering, after deducting the placement agent fees and other estimated offering expenses payable by us, were approximately $10.05 million. The placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital. The February 2025 Offering closed on February 28, 2025.

Index
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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or Versamune® Products or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, or through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties on acceptable terms, we may be required to delay, limit, reduce or terminate our Versamune® HPV and PDS01ADC development or future commercialization efforts or grant rights to develop and market other Versamune® and Infectimune® products that we would otherwise develop and market.

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

We are highly dependent on our executive officers and the other principal members of the executive and scientific teams, particularly our President and Chief Executive Officer, Dr. Frank K. Bedu-Addo, our Chief Medical Officer, Dr. Kirk Shepard, our Chief Financial Officer, Mr. Lars Boesgaard, our Chief Operating Officer, Mr. Stephan Toutain and our Chief Scientific Officer, Dr. Gregory L. Conn. The loss of the services of any of our senior executive officers could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any executive officer or employee.

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

If we fail to obtain or maintain adequate coverage and reimbursement for Versamune® HPV or PDS01ADC, our ability to generate revenue could be limited.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of any of Versamune® HPV or PDS01ADC that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of Versamune® HPV or PDS01ADC will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only on a limited basis, we may not be able to successfully commercialize Versamune® HPV alone or in combination with PDS01ADC. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain adequate pricing that will allow it to realize a sufficient return on our investment.

Index
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries may cause us to price Versamune® HPV alone or in combination with PDS01ADC on less favorable terms than we currently anticipate. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of Versamune® HPV or PDS01ADC to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for Versamune® HPV alone or in combination with PDS01ADC. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for Versamune® HPV or PDS01ADC. We expect to experience pricing pressures in connection with the sale of Versamune® HPV or PDS01ADC due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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

Our future financial performance and our ability to commercialize Versamune® HPV alone or in combination with PDS01ADC and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2024, we had 24 employees and 22 consultants.  We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of Versamune® HPV. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than us. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what it has to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can select and develop Versamune® HPV or PDS01ADC and our business will be limited.

Our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees and contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies, manufacturing standards, federal and state healthcare fraud and abuse and health regulatory laws and other similar foreign fraudulent misconduct laws, or laws that require the true, complete and accurate reporting of financial information or data. Misconduct by these parties may also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our business and operations would suffer, and could be negatively affected, in the event of system failures or cyberattacks.

Our computer systems and those of our service providers, including our CROs, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  If such an event were to occur and cause interruptions in our or their operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of Versamune® HPV and PDS01ADC could be delayed.

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

We have incurred net losses and utilized cash in operations since inception. In addition, as of December 31, 2024, we had approximately $41.7 million in cash and cash equivalents, and during the twelve months ended December 31, 2024, we used $35.0 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loan and Security Agreement are not maintained. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalents as of December 31, 2024, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Annual Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

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

Versamune® HPV and PDS01ADC are still in clinical development and will require additional clinical testing before we are prepared to submit a BLA for regulatory approval for any indication or for any other treatment regime. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for Versamune® HPV, PDS01ADC and other Versamune® based products or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for Versamune® HPV alone or in combination with PDS01ADC will take several years to complete. We cannot predict the timeline for review of submissions to any regulatory authorities or when any of our product candidates will receive marketing approval, if at all. The timeline for regulatory approval can be affected by a variety of factors, including, budget and funding levels, agency staffing, and statutory, regulatory and policy changes.

Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In later stages of clinical trials, Versamune® HPV and PDS01ADC may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of current clinical trials of Versamune® HPV therefore may not be predictive of the results of our continued or planned Phase 2 and 3 trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier stages of clinical trials.

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

Product development costs will also increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize Versamune® HPV alone or in combination with PDS01ADC, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize Versamune® HPV or PDS01ADC, any of which may harm our business and results of operations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and testing and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

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

●	obtaining institutional review board or ethics committee approval at each clinical trial site;

●	obtaining satisfactory review by Data Safety Monitoring Boards or DSMBs;

●	recruiting, enrolling, and retaining suitable patients to participate in a trial;

●	patients failing to comply with the clinical trial protocol or dropping out of a trial;

●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;

●	addressing any conflicts with new or existing laws or regulations;

●	the need to add new clinical trial sites;

●	manufacturing sufficient quantities of product candidate for use in clinical trials and ensuring clinical trial material is provided to clinical sites in a timely manner; or

●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues.

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

●
we, our investigators, or any of the overseeing IRBs, DSMBs or ethics committees might decide to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

Index
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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of Versamune® HPV alone or in combination with PDS01ADC or other agents may require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, patients’ and clinicians’ perceived risks and benefits of the product candidate under study the proximity of subjects to clinical sites and the eligibility criteria for the study.

Furthermore, any negative results we may report in clinical trials of Versamune® HPV and PDS01ADC may make it difficult or impossible to recruit and retain participants in other clinical trials of Versamune® HPV. Delays or failures in planned subject enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop Versamune® HPV and PDS01ADC, or could render further development impractical. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance in compliance with applicable regulations. Enforcement actions brought against these third parties may cause further delays and expenses related to our clinical development programs.

Our inability to enroll and retain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Index
The successful development of immunotherapies is highly uncertain.

Successful development of immunotherapies is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Immunotherapies that appear promising in the early phases of development may fail to reach, or be delayed in reaching, the market for several reasons including: preclinical study results that may show the immunotherapy to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects; clinical study results that may show the immunotherapy to be less effective than expected (e.g., the study failed to meet its primary endpoint) or to have unacceptable side effects; or failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by multiple factors including: slow enrollment in clinical studies, inability to retain study participants, length of time to achieve study endpoints, delays in receiving the necessary products or supplies for the conduct of clinical or preclinical trials, additional time requirements for data analysis, or Biologics License Application preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, FDA delays in inspecting manufacturing establishments, failure to receive FDA approval for manufacturing processes or facilities, or unexpected safety or manufacturing issues; manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the immunotherapy uneconomical; and the proprietary rights of others and their competing products and technologies that may prevent the immunotherapy from being commercialized. Success in preclinical and early and interim clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one immunotherapy to the next and may be difficult to predict. Even if our product candidates are approved, they may be subject to limitations on the indicated uses and populations for which they may be marketed. They may also be subject to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS, to monitor the safety or efficacy of the products. If we do not receive FDA approval for, and successfully commercialize our product candidates, we will not be able to generate revenue from these product candidates in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

In addition, the success of our products will depend on several factors, including the following:

●	successful initiation, successful patient enrollment, successful study subject retention, and timely completion of clinical trials of these products;

●	successful initiation, successful patient enrollment, successful study subject retention, and timely completion of additional clinical trials, for our product candidates;

●	our ability to demonstrate our products’ safety, potency, purity, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;

●	timely receipt of marketing approvals for our products;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

●	successfully defending and enforcing our rights in our intellectual property portfolio;

●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;

●	the performance of our future collaborators, if any;

●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;

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

Index
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

We may not be able to file INDs for our future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that lead FDA, IRBs, DSMBs or other authorities to suspend, terminate, or require changes to our clinical trials. Additionally, even if such regulatory and other authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials or changes to existing clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance or approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

We face significant competition from other biotechnology and biopharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, Versamune® HPV, PDS01ADC or other Versamune® and Infectimune® based products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. Competition in the biopharmaceutical industry is based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions and governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

Index
We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with Versamune® HPV and PDS01ADC even though their approach to may be different. We believe our top clinical-stage competitors pursuing cancer immunotherapies and/or vaccines for infectious diseases include, but not limited to Merus, F-Star Therapeutics, Johnson & Johnson Innovative Medicine (part of Johnson & Johnson), Sanofi-Aventis, GlaxoSmithKline plc, Merck and Pfizer, Inovio, Kite Pharma, Hookipa, Moderna, ZIOPHARM Oncology, Heat Biologics, Harpoon Therapeutics, BioNTech, Osivax, Medicago, Vaxart, IO Biotech, Exelixis and Flugen. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). If one or more of these companies is successful in developing their technologies, it could materially impact our business. We also experience competition in the development of our immunotherapies from universities and other research institutions and compete with others in acquiring technology from such universities and institutions.

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than Versamune® HPV, PDS01ADC or our other Versamune® and Infectimune® based products.

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of the other cancers and infectious diseases we are currently targeting. Therefore, our ability to compete successfully will depend largely on our ability to:

●	develop and commercialize immunotherapies that are superior to other alternatives in the market;

●	demonstrate through our clinical trials that Versamune® HPV alone or in combination with PDS01ADC is differentiated from existing and future therapies;

●	attract qualified scientific, immunotherapy development and commercial personnel;

●	obtain additional patent or other proprietary protection for Versamune® HPV, PDS01ADC and other Versamune® and Infectimune®-based products;

●	obtain required regulatory approvals;

●	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

●	successfully develop and commercialize, independently or with collaborators, new applications for Versamune® HPV, PDS01ADC or immunotherapies.

The availability of our competitors’ immunotherapies and other treatments could limit the demand, and the price we are able to charge, for Versamune® HPV alone or in combination with PDS01ADC. The inability to compete with existing or subsequently introduced immunotherapies and other treatments would have an adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to license novel compounds that could make Versamune® HPV and PDS01ADC less competitive. In addition, any new immunotherapy that competes with an approved treatment must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving the FDA’s approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations.

Versamune® HPV and PDS01ADC may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events caused by Versamune® HPV or PDS01ADC could cause reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If clinical trials for Versamune® HPV and PDS01ADC report an unacceptable frequency or severity of adverse events, our ability to obtain regulatory approval for Versamune® HPV and PDS01ADC may be negatively impacted.

Index
Furthermore, if Versamune® HPV alone or in combination with PDS01ADC is approved and then causes serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of Versamune® HPV or PDS01ADC or impose restrictions on its distribution or other risk management measures;

●	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

●	we may be required to change the way Versamune® HPV or PDS01ADC is administered or to conduct additional clinical trials;

●	we could be sued and held liable for injuries sustained by patients;

●	we could elect to discontinue the sale of Versamune® HPV or PDS01ADC;

●	our entire Versamune® and Infectimune®-based pipeline could be then put at risk; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of Versamune® HPV and PDS01ADC and could substantially increase the costs of commercialization.

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, Versamune® HPV and PDS01ADC, and our ability to generate revenue will be impaired.

Versamune® HPV and PDS01ADC and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for Versamune® HPV alone or in combination with PDS01ADC will prevent us from commercializing our products. We have not received approval to market Versamune® HPV or PDS01ADC from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the safety and efficacy of Versamune® HPV and PDS01ADC. Securing regulatory approval also requires the submission of information about the product manufacturing process, and inspection of manufacturing facilities by, the relevant regulatory authority. Versamune® HPV and PDS01ADC may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude it from obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors. We cannot assure you that we will ever obtain any marketing approvals in any jurisdiction. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, and clinical trials. In addition, varying interpretations of the data obtained from preclinical testing and clinical trials could delay, limit or prevent marketing approval of Versamune® HPV and PDS01ADC. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Index
If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less safe or effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

Clinical trials of our product candidates must be conducted in carefully defined groups of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may appear to indicate a positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval and we, or others, discover that the drug is less safe or effective than previously believed or causes undesirable side effects that were not previously identified, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the drug or seize the drug;
●	we, or any future collaborators, may determine it is necessary to or it may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
●	we, or any future collaborators, could be sued and held liable for harm caused to patients;
●	the drug may become less competitive in the marketplace; and
●	our reputation may suffer.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required or in accordance with applicable laws and regulations. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminate for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, certain of our scientific advisors or consultants who receive compensation from us are clinical trial investigators for our clinical trial. Although we believe our existing relationships are within the FDA’s guidelines, if these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing Versamune® HPV, PDS01ADC or any other product candidates.

Even if we obtain FDA approval in the United States, we may never obtain approval for or commercialize Versamune® HPV or PDS01ADC in any other jurisdiction, which would limit our ability to realize each product’s full market potential.

In order to market Versamune® HPV or PDS01ADC in a particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions.

In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials that could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of Versamune® HPV or PDS01ADC in those countries. Versamune® HPV or PDS01ADC is not approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced.

Index
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more subject data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our sponsored or investigator initiated clinical trials, such as preliminary topline results which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and in doing so we may not have received or had the opportunity to fully and carefully evaluate all data. In addition, we may report preliminary analyses of only certain endpoints rather than all endpoints. As a result, the interim, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data becomes available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

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

In addition, the design of a clinical trial can effect whether its results will support approval of a drug and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and conduct a clinical trial to support marketing approval. Further, if our product candidates are found to lack safety or efficacy, we will not be able to obtain marketing approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in preclinical studies and earlier clinical trials.

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

Index
In addition, in the event that a safety issue, clinical hold, or other adverse finding occurs in one of our clinical trials, that event could adversely affect any other clinical trials for the same product candidate. A safety or efficacy issue or other adverse finding in a clinical trial conducted by a third party with a similar mechanism of action could adversely affect clinical trials involving our product candidates.

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

Preliminary and final results from preclinical studies and early-stage trials, and trials in compounds that we believe are similar to ours, may not be representative of results that are found in larger, controlled, blinded, and longer-term studies. Product candidates may fail at any stage of preclinical or clinical development. Product candidates may fail to show the desired safety and efficacy traits even if they have progressed through preclinical studies or initial clinical trials. Preclinical studies and clinical trials may also reveal unfavorable product candidate characteristics, including safety or efficacy concerns. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, notwithstanding promising results in earlier preclinical studies or clinical trials or promising mechanisms of action. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, should there be an issue with the design of a clinical trial, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage.

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

Index
Even if we obtain regulatory approval, we will still face extensive ongoing regulatory requirements, and Versamune® HPV, PDS01ADC and other candidates may face future development and regulatory difficulties.

Marketing of Versamune® HPV alone or in combination with PDS01ADC, if approved, along with the manufacturing processes, post- approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for Versamune® HPV, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety, efficacy and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current Good Clinical Practice, or cGCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of Versamune® HPV or PDS01ADC is granted, the approval may be subject to limitations on the indicated uses for which Versamune® HPV may be marketed or to the conditions of approval. If Versamune® HPV or PDS01ADC receives marketing approval, an accompanying label may limit the approved use of the product(s), which could limit sales.

We may agree to or the FDA may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety and/or efficacy of Versamune® HPV and PDS01ADC. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we promote or otherwise market Versamune® HPV or PDS01ADC for indications other than those for which it is approved, we may be subject to certain enforcement actions. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription biopharmaceutical products may lead to FDA enforcement actions and investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with Versamune® HPV, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on manufacturing Versamune® HPV or PDS01ADC;

●	restrictions on the labeling or marketing of Versamune® HPV or PDS01ADC;

●	restrictions on distribution or use of Versamune® HPV or PDS01ADC;

●	requirements to conduct post-marketing studies or clinical trials;

●	suspension of any of our ongoing clinical trials;

●	warning letters;

●	withdrawal of Versamune® HPV or PDS01ADC from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recalls of Versamune® HPV or PDS01ADC;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of Versamune® HPV or PDS01ADC;

●	seizures of Versamune® HPV or PDS01ADC; or

●	injunctions or the imposition of civil or criminal penalties.

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

Index
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

Even if Versamune® HPV or PDS01ADC receives licensure, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If Versamune® HPV alone or in combination with PDS01ADC receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If Versamune® HPV or PDS01ADC does not achieve an adequate level of acceptance, we may not generate significant revenues and become profitable. The degree of market acceptance, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;

●	effectiveness of sales and marketing efforts;

●	the cost of treatment in relation to alternative treatments;

our ability to offer Versamune® HPV or PDS01ADC for sale at competitive prices;

●	the convenience and ease of administration compared to alternative treatments;

the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the willingness of the medical community to offer customers Versamune® HPV or PDS01ADC in addition to or in the place of other immunotherapies;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement;

●	whether the product is designated under physician and other provided treatment guidelines as a first, second, or third line therapy;

●	the prevalence and severity of any side effects; and

●	any restrictions on the use of Versamune® HPV or PDS01ADC together with other medications.

Because we expect sales of Versamune® HPV alone or in combination with PDS01ADC, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of Versamune® HPV or PDS01ADC to achieve market acceptance would harm our business and could require us to seek additional financing sooner than we otherwise plan.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are initially developing our product candidates Versamune® HPV, PDS01ADC and the other Versamune® and Infectimune® based products. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The False Claims Act’s civil provisions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.  The intent to deceive is not required to establish liability under the civil False Claims Act.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit the commercialization of Versamune® HPV and PDS01ADC.

We face an inherent risk of product liability exposure related to the testing of Versamune® HPV alone or in combination with PDS01ADC in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop after approval. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for Versamune® HPV, PDS01ADC or other immunotherapies that we may develop;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend any related litigation;

●	substantial monetary awards to trial subjects or patients;

●	loss of revenue; and

●	the inability to commercialize any products we may develop.

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

Index
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing Versamune® HPV, PDS01ADC and other product candidates, if approved.

We do not have any infrastructure for the sales, marketing or distribution of Versamune® HPV, PDS01ADC or other product candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market Versamune® HPV, PDS01ADC or other product candidates, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for Versamune® HPV, PDS01ADC or other product candidates, we will need either our own, or a third party’s, sales and marketing organization. There are significant expenses and risks involved with creating teams for, or contracting for, sales, marketing and distribution capabilities. Any failure or delay in the development of our sales, marketing and distribution capabilities, either internally or in collaboration with third parties, could delay the launch of Versamune® HPV, PDS01ADC or other product candidates, which would adversely affect commercialization.

We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize Versamune® HPV, PDS01ADC or other product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

If Versamune® HPV, PDS01ADC or other product candidates is approved for commercialization, we may enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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

Index
Recently enacted and future healthcare legislation, regulations, and policy initiatives may increase the difficulty and cost for us to obtain marketing approval of and commercialize Versamune® HPV, PDS01ADC or other product candidates and affect the prices we may obtain and our profitability.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of Versamune® HPV alone or in combination with PDS01ADC and our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell Versamune® HPV, PDS01ADC and other product candidates.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for immunotherapies, which could result in reduced demand for Versamune® HPV and other product candidates or additional pricing pressures.

Risks Related to Our Dependence on Third Parties

We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We currently have agreements with various third-party manufacturing facilities for production of our products for research and development and testing purposes. We depend on third-party manufacturers to supply our preclinical and clinical materials and will be reliant on a third-party manufacturer to produce Versamune® HPV or PDS01ADC on a commercial scale, should that product receive regulatory approval. Third-party manufacturers must be able to meet our deadlines and adhere to quality standards and specifications. Our predominant reliance on third parties for the manufacture of Versamune® HPV, PDS01ADC and all of our Versamune® and Infectimune® based products creates a dependency that could severely disrupt our research and development, clinical testing, and sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. There is no assurance that any third-party manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or cGMP.

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

Index
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

We intend to rely upon CROs to monitor and manage data for our clinical programs and we do expect to be able to exert direct control over all aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our CROs will not be our employees, and we will not be able to exert direct control over whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position, or as to which they could prioritize their activities to other products over activities related to our products. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize Versamune® HPV alone or in combination with PDS01ADC. As a result, our financial results and the commercial prospects for Versamune® HPV and PDS01ADC would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

Our strategy may include potential reliance upon strategic collaborations for marketing and commercialization of Versamune® HPV and other Versamune®, Versamune® in combination with PDS01ADC Products. We also rely on strategic collaborations for research, development, marketing and commercialization for our Products. We have also been heavily reliant upon third-party outsourcing for our clinical trials execution and production of drug supplies for use in clinical trials.

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for Versamune® HPV and other Versamune® and Versamune® in combination with PDS01ADC Products, the costs and complexities of manufacturing and delivering Versamune® HPV and other Versamune® and Versamune® in combination with PDS01ADC Products to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative immunotherapies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for Versamune® HPV and other Versamune® and Versamune® in combination with PDS01ADC Products.

Our current collaborations, as well as any future new collaborations, may never result in the successful development or commercialization of Versamune® HPV and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® Products or the generation of sales revenue. To the extent that we have entered or will enter into co-promotion or other collaborative arrangements, Versamune® HPV and other Versamune® and Versamune® in combination with PDS01ADC Products revenues are likely to be lower than if we directly marketed and sold any products that we develop.

Index
Management of our relationships with our collaborators will require:

●	significant time and effort from our management team;

●	financial funding to support said collaboration;

●	coordination of our research and development programs with the research and development priorities of our collaborators; and

●	effective allocation of our resources to multiple projects.

If we continue to enter into research and development collaborations, our success will in part depend on the performance of our collaborators. We will not directly control the amount or timing of resources devoted by our collaborators to activities related to Versamune® HPV and other Versamune® and Versamune® in combination with PDS01ADC Products. Our collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of Versamune® HPV and other Versamune® and Versamune® in combination with PDS01ADC Products. If any collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. If we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements. Additionally, our collaborators may seek to renegotiate agreements we have entered into, or may disagree with us about the terms and implementation of these agreements. If collaborators disagree with us about the terms or implementation of our agreements, we may face legal claims that may involve considerable expense and could negatively affect our financial results.

We enter into various contracts in the normal course of our business in which we may be obligated to indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we may be obligated to indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sub licensees’ exercise of rights under the agreement. With respect to our commercial agreements, we may be obligated to indemnify our vendors from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we may be obligated to indemnify them from claims arising from the good faith performance of their services.

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

The failure of third parties to meet their contractual, legal, regulatory, and other obligations could adversely affect our business.

We rely on suppliers, vendors, outsourcing partners, consultants, alliance partners and other third parties to research, develop, manufacture and commercialize our products and manage certain parts of our business. Using these third parties poses a number of risks, such as:

●	they may not perform to our standards or legal or regulatory requirements;

●	they may not produce reliable results;

●	they may not perform in a timely manner;

●	they may not maintain confidentiality of our proprietary information;

●	disputes may arise with respect to ownership of rights to technology developed with our partners, and those disputes may be resolved against us; and

●	disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration.

Index
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

As a result of pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

●	delays or difficulties in enrolling patients and retaining study subjects in our clinical trials;
●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
●
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical trial endpoints;

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

Risks Related to Our Intellectual Property

If we are unable to obtain and/or maintain patent protection for our Versamune®, Versamune® in combination with PDS01ADC platforms, Versamune® HPV, other Versamune® based Products or Infectimune®, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or license may fail to result in issued patents with claims that cover Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products or applications in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to inventions, which can invalidate a patent or prevent a patent from issuing from a pending patent application, is known to us. Even if patents are issued to us, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of Versamune® HPV and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could exclusively market Versamune® HPV and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products under patent protection could be reduced.

Index
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect Versamune® HPV or other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and immunotherapies. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.  Recent Russian Federal Law, No. 46-FZ of March 8, 2022, allows the Russian Government to designate goods for which IP rights are exempted and this rule applies to all IP rights, including trademarks, and this rule may affect our IP in the Russian Federation.  There is no guidance on how broadly this rule will be applied, though the rule appears to be limited only to the year 2022.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent Office, or become involved in derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging its patent rights or the patent rights of others. In other countries, we may be subject to or become involved in opposition proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or immunotherapies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize Versamune® HPV without infringing third- party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize Versamune® HPV and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products.

The issuance of a patent is not conclusive as to our inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and immunotherapies, or limit the duration of the patent protection of our technology and immunotherapies. Moreover, patents have a limited lifespan. In the United States and other countries, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for Versamune® HPV and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products, we may be open to competition from generic versions of Versamune® HPV or other similar products using our technology. Given the amount of time required for the development, testing and regulatory review of new immunotherapy candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing immunotherapies similar or identical to ours.

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that such patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against us, such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent, withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on Versamune® HPV and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products. Such a loss of patent protection could harm our business.

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

Filing, prosecuting and defending patents covering Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own immunotherapies and, further, may export otherwise infringing immunotherapies to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These immunotherapies may compete with Versamune® HPV in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after certain legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2024, we had 37,987,380 shares of common stock outstanding. Approximately 36,606,110 of such shares are freely tradable, without restriction, in the public market. Approximately 1,381,270 shares of common stock are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

Our effective tax rate may be impacted by changes in or interpretations of tax laws in the United States or in any given jurisdiction in which we operate, utilization of or limitations on our ability to utilize any tax credit carry forwards, changes in geographical allocation of revenue and expense and changes in management’s assessment of matters such as our ability to realize the value of deferred tax assets.

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

We are currently operating in a period of global economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical conflicts, natural and man-made disasters, global health emergencies and uncertainties in regulatory developments and legislative actions, which could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, uncertainty from political conditions and changing regulations, and disruption of global financial markets that may result in a recession or market correction. The financial markets and the global economy may be adversely affected by the current or anticipated impact of war, terrorism and geopolitical conflicts, including in Russia and Ukraine, the Middle East and other areas. Sanctions and enhanced export controls imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Changes in regulations and policies by the new U.S. administration and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes and other limitations on cross-border operations that impact U.S.-China relations and escalate tensions between China and Taiwan. For example, legislation such as the BIOSECURE Act, which was not enacted in 2024, has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by selected Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. In addition, the current U.S. administration has recently issued regulations to restrict direct and indirect investment by U.S. persons into companies with specified connections to China that use specific technologies of concern. Such changes in the regulations and policies by the current U.S. administration and the resulting political and economic uncertainty materially impact our operations and those of our third-party service providers and reduce our ability to access capital, which could negatively affect our liquidity and adversely affect our business and the value of our common stock.

In addition, natural and man-made disasters and global health emergencies, including pandemics and epidemics, may adversely affect the financial markets and global economy, increase inflation and result in significant business disruptions. We and our third-party services providers could be subject to the impact of natural or man-made disasters and other business disruptions, which include, but are not limited to, hurricanes, flooding, typhoons, tornados, wildfires and fires, drought, extreme heat, earthquakes, water shortages, blizzards and other extreme weather conditions, resulting in significant damage to our facilities, inventory or equipment, which could disrupt, delay or curtail our operations. Such business disruptions may also heighten the risk of power outages, telecommunications, transportation or other infrastructure failure, cybersecurity incidents or physical security breaches. The cost of insurance has increase significantly, including as a result of the impact of climate change and inflation, and we may not be able to obtain sufficient coverage at a reasonable cost to protect us against losses from such disasters and unforeseen events.

The volatile business environment or continued unpredictable and unstable market conditions may result in further deterioration of the equity and credit markets, significant volatility in commodity prices, as well as supply chain interruptions and result in an economic downturn, which would make any equity or debt financing more difficult, costly and dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce, or terminate our product development or future commercialization efforts.

Index
Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns or global health emergencies or their inability to hire, retain or deploy key leadership and other personnel, could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our operations.

The ability of the FDA and other government agencies to review and approve new or modified products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Such disruptions at the FDA and other agencies may also increase review and approval timelines, which would adversely affect our business.

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

Index
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

Index
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

On March 10, 2020, we entered into a sublease agreement, effective as of March 5, 2020, to occupy our corporate and executive office located at 25B Vreeland Road, Suite 300, Florham Park, NJ. The sublease commenced on May 1, 2020 with a term of approximately forty (40) months and an option to renew through October 31, 2027. On March 17, 2020, the master lessor provided its consent to the sublease in accordance with the terms of the sublease. This lease expired in August of 2023 and was not renewed.

We believe our current facilities are suitable and adequate to meet our current needs.

ITEM 3.	Legal Proceedings

The information in Note 11 to the Consolidated Financial Statements contained in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 11 to our Consolidated Financial Statements for the year ended December 31, 2024 contained in this Annual Report on Form 10-K.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “PDSB”.

Holders

As of March 21, 2025, there were 37 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we entered into a Consulting Agreement, dated October 11, 2023 with DC Consulting LLC, or DC, and a Consulting Agreement, dated April 12, 2023, with DC, or the 2023 Consulting Agreements. During the year ended December 31, 2024, we entered into a Consulting Agreement, dated June 17, 2024 with DC, or the 2024 Consulting Agreement. On February 25, 2025, we entered into a Consulting Agreement with DC, or the 2025 Consulting Agreement, together with the 2023 Consulting Agreements and the 2024 Consulting Agreement, the Consulting Agreements. As partial compensation for the consulting services provided by DC to the Company under the Consulting Agreements, the Company issued DC 100,000 shares of common stock pursuant to a Common Stock Purchase Agreement, dated October 11, 2023, 100,000 shares of common stock pursuant to a Common Stock Purchase Agreement, dated April 12, 2023, 100,000 shares of common stock pursuant to a Common Stock Purchase Agreement, dated June 17, 2024, and 100,000 shares of common stock pursuant to a Common Stock Purchase Agreement, dated February 25, 2025. These shares were issued and sold in reliance upon the available exemption from registration requirements of Section 4(a)(2) of the Securities Act.

Repurchases of Equity Securities

None.

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

Introduction to PDS Biotechnology Corporation

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer immunotherapies based on our Versamune®, Versamune® in combination with our IL-12 fused anti-body drug conjugate (ADC) PDS01ADC (formerly known as PDS0301/M9241/NHS-IL-12). In addition, we are developing the Infectimune® T cell-activator in infectious diseases. We believe our targeted immunotherapies have the potential to overcome the limitations of current immunotherapy approaches through the activation of the right type, quantity and potency of T cells. Versamune®, and Versamune® in combination with PDS01ADC are utilized for treatments in oncology and Infectimune®, for treatments in infectious disease. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies. PDS01ADC is an investigational tumor targeting IL-12 that we believe may enhance the proliferation, potency and longevity of T cells in the tumor microenvironment. Based on preclinical studies and recent investigational clinical data, we believe that Versamune® in combination with PDS01ADC may enhance the proliferation, potency and longevity of antigen specific multifunctional CD8 T cells in the tumor microenvironment and work synergistically to overcome tumor immune suppression.

In December 2022, we executed an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting IL-12 fused antibody drug conjugate, M9241, which joined our pipeline as PDS01ADC. PDS01ADC is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy which today have resulted in high toxicity and limited therapeutic potential. The proprietary combination of Versamune® and PDS01ADC is designed to overcome tumor immune suppression utilizing a different mechanism from immune checkpoint inhibitors (ICI). The potential ability of the combination of Versamune® and PDS01ADC to overcome immune suppression is patented by us, and we believe our ownership of both assets will streamline the clinical development, registrational process and their potential therapeutic use. In a Phase 2 National Cancer Institute (NCI)-led clinical trial in ICI-resistant patients, the combination of Versamune® HPV and PDS01ADC administered with an investigational bi-functional ICI resulted in a median overall survival of approximately 20 months. The historical median survival reported in ICI-resistant HPV-positive cancers when treated with ICIs is 3-4 months, and best reported median survival to date with systemic therapy is 8.2 months in ICI-resistant head and neck cancer.

In February 2023, we announced the completion of a Type B meeting with the FDA for the triple combination of Versamune® HPV and PDS01ADC with an FDA-approved immune checkpoint inhibitor for the treatment of recurrent/metastatic, ICI-resistant head and neck cancer that is positive for the HPV type 16. In recent interactions with the FDA, we confirmed the required contents of a clinical protocol for the potential registrational trial.

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

Index
In October 2023, updated interim data based on an August 2 cut off from our VERSATILE-002 Phase 2 clinical trial evaluating the combination of Versamune® HPV in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer was presented at a Company-sponsored key opinion leader roundtable.

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

In November 2023, we announced updated survival data from our NCI-led Phase 2 trial investigating the triple combination of Versamune® HPV, PDS01ADC and an investigational immune checkpoint inhibitor (ICI) in two groups of advanced cancer patients with various types of human papillomavirus (HPV) 16-positive cancers.

In November 2023, we announced updated interim survival data from our NCI-led Phase 2 triple combination trial.

In November 2023, preclinical data from our NCI-led trial including Versamune® HPV, PDS01ADC and an HDAC inhibitor in ICI-resistant HPV-16 positive cancer was presented during a poster presentation at the Society for Immunotherapy of Cancer 38th Annual Meeting.

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

In August 2024, we provided an update to our clinical strategy following discussions with the FDA.  During the August 2024 update, we announced our intent to initiate a registrational trial in first line treatment in HPV16-positive recurrent/metastatic HNSCC with the double combination of Versamune® HPV + pembrolizumab.

In September 2024, we announced updated data from our VERSATILE-002 Phase 2 clinical trial presented during a poster session at the European Society for Medical Oncology (ESMO) Congress 2024.

In October 2024, we announced updated data from the IMMUNOCERV Phase 2 clinical trial evaluating Versamune® HPV with chemoradiation to treat locally advanced cervical cancer presented at the American Society for Radiation Oncology (ASTRO) Annual Meeting 2024.

Clinical Candidate Pipeline

National Cancer Institute: Versamune® HPV + PDS01ADC + Bintrafusp Alfa

In June 2020, the first patient was dosed under a Versamune® HPV Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating Versamune® HPV with an IL-12 ADC now PDS01ADC, and M7824 (Bintrafusp alfa), which is owned by EMD Serono (Merck KGaA), in patients with advanced HPV-positive cancers who have failed prior treatment. In February 2021, the NCI’s Phase 2 clinical trial of Versamune® HPV for the treatment of advanced HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of ICI-resistant patients for assessment of safety and activity of the triple combination. The trial has been closed for enrollment. Preliminary efficacy assessment of the triple combination in this added group of 29 ICI-resistant patients has been completed and evaluation of long-term patient survival is ongoing.

Index
Preclinical study results arising from this CRADA were published in the Journal for ImmunoTherapy of Cancer, Immunomodulation to enhance the efficacy of an HPV therapeutic vaccine (Journal for ImmunoTherapy of Cancer2020;8:e000612. Doi:10.1136/ jitc-2020-000612) and indicate that Versamune® HPV generated both HPV-specific T cells and an associated antitumor response when used as a monotherapy. When Versamune® HPV was combined with the two other novel clinical-stage anti-cancer agents, Bintrafusp Alfa and M9241 (which is now owned by us and referred to as PDS01ADC), the preclinical data suggested that all three therapeutic agents worked synergistically to provide superior tumor T cell responses and subsequent tumor regression when compared to any of the agents alone or the 2-component combinations. The published preclinical data demonstrating powerful activity of the triple combination appears to be corroborated in the Phase 2 trial, and this triple combination could form the basis of a unique platform providing improved cancer treatments across multiple cancers.

In June 2022, at the 2022 ASCO Annual Meeting, the NCI provided an update to the preliminary data presented at the 2021 meeting (Strauss J et al. J Clin Oncol 40, 2022 [suppl 16; abstr 2518]). This included data from 30 HPV16-positive patients and highlights were as follows:

●	Objective response (OR = >30% tumor reduction) was seen in 88% (7/8) of patients with ICI-naïve disease; 4/7 (57%) patients’ responses are ongoing (median 17 months).
●
With ICI-resistant patients: PDS01ADC dosing appears to affect response rates, with 5/8 (63%) patients receiving PDS01ADC at 16.8 mcg/kg achieving an OR compared to 1/14 (7%) patients who received PDS01ADC at 8 mcg/kg achieving an OR; 4/6 (67%) patients’ responses are ongoing (median 12 months).

●	Tumor reduction was seen in 45% (10/22) of patients with ICI-resistant disease, including patients receiving high or low dose PDS01ADC.
●
In ICI-resistant patients treated with high or low dose PDS01ADC, survival outcomes were similar (p=0.96 by Kaplan Meier analysis). At a median of 12 months of follow up 17/22 (77%) of patients were alive.

●	In ICI-naïve patients, 6/8 (75%) were alive at median 17 months of follow up.
●	Similar OR and survival were seen across all types of HPV16-positive cancers.
●
Preliminary safety data: 13/30 (43%) of patients experienced Grade 3 treatment-related adverse events (AEs), and 2/30 patients (7%) experienced Grade 4 AEs. There were no grade 5 treatment-related AEs.

We believe the trial results to date strongly suggest, in agreement with the published preclinical studies, that all 3 drugs contribute to the clinical outcomes.

In September 2022, we determined, in agreement with the NCI, to select the ICI-resistant patients as the preferred treatment group in the on-going Versamune® HPV - based triple combination therapy in advanced HPV-positive cancers and the trial was closed to further enrollment given the ICI-resistant arm had been fully recruited.

In October 2022, we presented additional interim data as follows:

●	Survival data: 66% (19/29) of HPV16-positive ICI-resistant patients in the cohort were alive at a median follow up of 16 months.
●	Safety profile: 48% (24/50) patients experienced Grade 3 treatment-related adverse events (AEs), and 4% (2/50) patients experienced Grade 4 AEs. There were no Grade 5 treatment-related AEs.
●	HPV16-positive ICI naïve patients: 75% (6/8) were alive at a median follow up of 25 months and 38% (3/8) of responders had a complete response.

In December 2022, we presented interim data as follows:

●
Median OS was 21 months in 29 checkpoint inhibitor resistant patients who received the triple combination. The reported historical median OS in patients with ICI-resistant disease is 3-4 months seen with checkpoint inhibitors and best reported median survival to date with systemic therapy of 8.2 months in ICI-resistant head and neck cancer.

●
In ICI-naïve subjects, 75% remain alive at a median follow-up of 27 months.  As a result, median OS had not yet been reached. Historically median OS for similar patients with platinum experienced ICI-naïve disease is 7-11 months.

●	Objective response rate (ORR) in ICI-resistant patients who received the optimal dose of the triple combination is 63% (5/8). In current approaches ORR is reported to be less than 10%.
●	ORR in ICI-naïve patients with the triple combination is 88%. In current approaches ORR is reported to be less than 25% with FDA-approved ICIs in HPV-positive cancers.
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

In November 2023, we released updated interim survival data as follows:

●	75% of immune checkpoint inhibitor (ICI) naïve patients remain alive at 36 months; published median overall survival (OS) in similar patients is 7-11 months
●	12-month survival rate in (ICI) resistant patients of 72%
●	Median OS in ICI-resistant HPV-positive patients is approximately 20 months; published median OS is 3.4 months

VERSATILE-002: Versamune® HPV + Keytruda®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of Versamune® HPV in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer commenced. Enrollment in stage 2 of 2 for the ICI-naïve arm and the ICI-resistant arms are complete. The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first and second line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this trial sponsored by us, patients whose cancer has returned following initial treatment or spread will be treated with the combination of Versamune® HPV and Keytruda® to evaluate if the addition of Versamune® HPV might improve the efficacy reported in published studies of Keytruda® alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care Keytruda® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is the objective response rate, or ORR, at six months following initiation of treatment. There are two cohorts in the trial. Cohort 1 is for patients who have yet to be treated with an immune checkpoint inhibitor (ICI naïve) and cohort 2 which consists of patients who have failed immune checkpoint inhibitor therapy (ICI resistant).

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
●
Confirmed and unconfirmed objective response rate is 41.2% (14/34 patients), which is identical to the preliminary response rate data previously reported by us at ASCO 2022 (7/17 patients). To date these responses have been confirmed in nine of the 34 patients (26.5%), including one complete response.

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

Index
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

●	60% (33/55) of patients have CPS score of 1-19 (who generally have a weaker response to Keytruda®), and 40% (22/55) have CPS score >20 (who generally have a higher response to Keytruda®).

Highlights from the ICI refractory cohort include:

●	The 12-month OS rate is 56%. The published median 12-month OS rate is 17% with no salvage chemotherapy following tumor progression on ICI (ICI Resistant).
●	0% (0/21) confirmed ORR suggests that Versamune® HPV’s impact on survival does not appear to be dependent on tumor shrinkage.
●	4% (1/25) of patients experienced Grade 3 TRAE and 0% (0/21) patients experienced Grade 4 and 5 TRAE.

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

In August 2024, we provided an update to our clinical strategy following discussions with the FDA.  During the August 2024 update, we announced our intent to initiate a registrational trial in first line treatment in HPV16-positive recurrent/metastatic HNSCC with the double combination of Versamune® HPV + pembrolizumab.

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

MD Anderson Cancer Center (IMMUNOCERV): Versamune® HPV + Chemoradiotherapy

In October 2020, a Versamune® HPV Phase 2 IIT was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial is investigating the safety and anti-tumor efficacy of Versamune® HPV in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe that Versamune® has strong T cell induction with the potential to enhance efficacy of the current standard of care CRT treatment in this indication with the FDA at this meeting.

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

In October 2023, data demonstrating Versamune® HPV in combination with standard-of-care (SOC) chemoradiotherapy was associated with a rapid decline in human papillomavirus circulating cell-free DNA (ctHPV-DNA), a potential predictive biomarker of treatment response. The data from the IMMUNOCERV Phase 2 clinical trial was featured in an oral presentation at the American Society for Radiation Oncology Annual Meeting which included the following:

●
Earlier and greater proportion of ctDNA clearance with Versamune® HPV plus chemoradiation (CRT) vs. SOC CRT alone 81.3% clearance after 3 weeks vs. 30.3% with SOC (p=0.0018), and 91.7% of clearance at 5 weeks vs. 53.1% with SOC (p=0.0179).

●
Baseline ctDNA levels correlated with the International Federation of Gynecology and Obstetrics (FIGO) stage and lymph node involvement; 100% of patients treated with Versamune® HPV had cancer that had spread to the lymph nodes.

Index
In October 2024, we announced updated data from the IMMUNOCERV Phase 2 clinical trial evaluating Versamune® HPV with chemoradiation to treat locally advanced cervical cancer presented at the American Society for Radiation Oncology (ASTRO) Annual Meeting 2024 which included the following:

●	All patients received at least 2 doses of Versamune® HPV.
●	Median follow-up was 19 months.
●
36-month overall survival (OS) rate was 84.4%, and 100% for the eight patients who received all five doses of Versamune® HPV. Historical published data show 36-month OS rate with chemoradiation in this population of approximately 64%.

●
36-month progression free survival (PFS) rate was 74.9%, among all patients and 100% for the eight patients who received all five doses of Versamune® HPV. Historical published data show 36-month PFS rate with chemoradiation in this population of approximately 61%.

●	Complete metabolic response (CMR) was achieved in 15/17 (88%) patients.
●	Versamune® HPV appeared to be safe and well-tolerated. The most common treatment-related toxicities were injection site reactions in twelve patients (71%).

Mayo Clinic: Versamune® HPV Monotherapy and in combination with Keytruda®

In February 2022, we initiated an Investigator-Initiated Trial (ITT), MC200710, for Versamune® HPV alone or in combination with the immune checkpoint inhibitor, Keytruda®, in patients with HPV-positive oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence. The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar at Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial not only broadens our addressable patient population of those affected by the increasing incidence of HPV(+)OPSCC, but also allows us to better understand the activity of Versamune® HPV alone or in combination with Keytruda® in earlier stages of disease. This trial is currently open for enrollment.

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

PDS0103

In April 2020, the above-mentioned CRADA between PDS Biotech and the NCI was expanded beyond Versamune® HPV to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by us and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by us.

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

In January 2025, we submitted an investigational new drug application to the FDA for a Phase 1 trial with PDS0103 and PDS01ADC in colorectal cancer.

Index
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

With the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for PDS01ADC, we believe we have simplified our registrational pathway for the NCI-led triple combination by owning both Versamune® HPV and PDS01ADC and combining these agents with an FDA approved ICI. PDS01ADC has been designed to overcome the limitations of cytokine therapy as explained above, and based on extensive preclinical studies performed at the NCI evaluating PDS01ADC as a monotherapy and also in combinations with established standard of care treatments for cancer, we believe that PDS01ADC has significant potential as a cytokine therapy independent of Versamune®. Based on the informative preclinical studies, a number of ITT Phase 2 trials are currently in progress at the NCI, some of which are outlined below:

●	Phase 2 trial evaluating ICI naïve and resistant patients with HPV-positive malignancies treated with PDS01ADC, Versamune® HPV and bintrafusp alfa
●
A Phase 2 trial evaluating T-cell clonality after stereotactic body radiation therapy alone and in combination with the immunocytokine PDS01ADC in localized high and intermediate risk prostate cancer treated with androgen deprivation therapy

●	A Phase 1/2 trial of PDS01ADC in combination with docetaxel in adults with metastatic castration sensitive and castration resistant prostate cancer
●	Phase 1/2 of PDS01ADC going forward as a monotherapy in advanced kaposi sarcoma
●	Phase 1/2 of PDS01ADC in combination of with a histone deacetylase (HDAC) inhibitor in ICI-resistant MUC1-positive colon and bladder cancers among others

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

We are working closely with the NCI to determine the best pathway forward for the prioritized PDS01ADC studies, as well as evaluating the use of PDS01ADC in combination with other Versamune® based clinical candidates. In January 2025, we submitted an investigational new drug application to the FDA for a Phase 1 trial with PDS0103 and PDS01ADC in colorectal cancer.

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

Index
Based on the preclinical data with the universal seasonal flu vaccine and the current focus of the NIAID in developing more effective flu vaccines, we have decided to focus our near-term infectious disease activities to align with the interests of the NIAID Collaborative Influenza Vaccine Innovation Centers (CIVICs) program. This may involve development of a universal seasonal flu vaccine and the potential development of a universal pandemic influenza vaccine based on similar computationally designed antigens as have shown promise with Infectimune®.

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

Our current clinical pipeline of Versamune® and PDS01ADC based therapies is as follows:

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $37.6 million, and $42.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $182.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of December 31, 2024, we had $41.7 million in cash and cash equivalents.

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

Index
Selected Financial Operations Overview

Revenue

We have not generated any revenues from commercial product sales and do not expect to generate any such revenue in the near future.  We may, but there are no assurances that we will generate revenue in the future from a combination of research and development payments, product royalties, license fees and other upfront payments or milestone payments.

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

The following table summarizes our research and development expenses incurred for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
PDS Biotech projects	$14,148	$17,610
Clinical consulting	144	176
Salaries and other costs	8,273	9,977
Total	$22,566	$27,763

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

Income Taxes

We file U.S. federal income tax returns and New Jersey state tax returns. Our deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards and are recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. At December 31, 2024, we had federal net operating loss, or NOLs, carryforwards of approximately $157.7 million, $29.9 million of which expire at various dates between 2028 and 2037, losses generated in 2018 or later of $127.8 million will carry forward indefinitely. At December 31, 2024, we had federal research and development credit carryforwards of approximately $6.1 million. We may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

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

Index
Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Increase (Decrease)
	2024	2023	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$22,565	$27,763	$(5,198)	(19)%
General and administrative expenses	13,756	15,282	(1,526)	(10)%
Total operating expenses	36,321	43,045	(6,724)	(16)%
Loss from operations	(36,321)	(43,045)	6,724	(16)%
Interest income (expense), net	(2,158)	(1,303)	(855)	66%
Benefit from income taxes	869	1,406	(537)	(38)%
Net loss and comprehensive loss	$(37,610)	$(42,942)	$5,332	(12)%

Research and Development Expenses

For the year ended December 31, 2024, research and development expenses decreased to approximately $22.6 million compared to approximately $27.8 million for the year ended December 31, 2023. The decrease of $5.2 million was primarily attributable to decreases in clinical costs of $4.1 million, personnel costs of $1.0 million and professional fees of $0.1 million.

General and Administrative Expenses

For the year ended December 31, 2024, general and administrative expenses decreased to approximately $13.8 million compared to approximately $15.3 million for the year ended December 31, 2023. The $1.5 million decrease was primarily attributable to decreases in professional fees of $1.3 million, and facilities costs of $0.2 million.

Interest Income (Expense), net

For the year ended December 31, 2024, interest expense was $4.7 million compared to $4.2 million for the year ended December 31, 2023. The $0.5 million increase in interest expense was due to the Loan and Security Agreement.

For the year ended December 31, 2024, interest income was $2.5 million compared to $2.9 million for the year ended December 31, 2023. The decrease of $0.4 million in interest income was due to lower cash balances.

Benefit from Income Taxes

Income tax benefit was $0.9 million for the year ended December 31, 2024 as compared to $1.4 million for the prior year ended December 31, 2023. The decrease of $0.5 million was due to decreased proceeds from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) program.

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

Index
In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and we have also provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. In August 2024, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. During the year ended December 31, 2024, we sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement and 1,108,105 shares of common stock for a net value of $3.2 million pursuant to the New Sales Agreement. For the year ended December 31, 2023, we sold 2,642,269 shares of our common stock for a net value of $16.1 million pursuant to the Sales Agreement. As of the date of this Annual Report, in the first quarter 2025, we sold 205,350 shares of our common stock for a net value of $0.30 million pursuant to the New Sales Agreement.

In August 2022, we entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F, individually a Loan and, collectively, the Loans).  Loan A, Loan B, Loan C, and Loan D were delivered to us on August 24, 2022. In total, we received $24.6 million in net proceeds. Loan E and Loan F were uncommitted Loans that could have been advanced by the lenders upon the parties agreement prior to July 31, 2023 upon the satisfaction of certain conditions. At this time the option to advance Loan E and Loan F has expired and Loan E and Loan F are no longer available to the Company under the Loan and Security Agreement. We may only use the proceeds of the Loans for working capital or general corporate purposes.  Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to agreed upon events of default. Payments on the principal balance began on October 1, 2024 and are paid monthly in the succeeding 24 months. The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate.

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

As of December 31, 2024, we had $41.7 million of cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

In February 2025, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we agreed to sell an aggregate of 6,396,787 shares of common stock, pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock, and common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock at a combined purchase price of $1.50 per share and warrant, the February 2025 Offering.  Two of our directors participated in the February 2025 Offering and purchased 30,121 shares of common stock in the aggregate at an offering price per share of $1.66 and common stock warrants to purchase 30,121 shares of common stock.  The common stock warrants issued to our directors have an exercise price per share of $1.53, but are otherwise identical to the common stock warrants issued to all other participants in the February 2025 Offering.  Aggregate gross proceeds from the February 2025 Offering were approximately $11 million. Net proceeds to us from the February 2025 Offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $10.05 million. The February 2025 Offering closed on February 28, 2025.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.  Our budgeted cash requirements in 2025 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt.

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

Index
Cash flows

The following table shows a summary of our cash flows for each of the years indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(35,030)	$(33,636)
Net cash used in investing activities	(29)	-
Net cash provided by financing activities	20,188	16,376
Net decrease in cash and cash equivalents	$(14,871)	$(17,260)

Net Cash Used in Operating Activities

Net cash used in operating activities was $35.0 million and $33.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in net cash used in operating activities of $1.4 million was primarily due to changes in the timing of working capital requirements, including changes in accrued expenses and accounts payable, offset by a decrease in net loss of $5.3 million, a decrease in non-cash stock-based compensation expense of $0.8 million, and a decrease in the value of shares issued from our consulting agreement of $0.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was due to the purchase of equipment for our Princeton lab.

Net Cash Provided by Financing Activities

 Net cash provided by financing activities for the year ended December 31, 2024 was primarily due to the receipt of net proceeds from the issuance of common stock of $22.6 million and the exercise of stock options of $0.8 million, offset by the principal repayment of $3.1 million on the Loan and Security Agreement.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Annual Report. Our budgeted cash requirements in 2025 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loans and Security Agreement are not maintained. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements.

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

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of December 31, 2024, our cash equivalents consisted of bank deposits and money market accounts. Additionally, the principal balance of our Loan and Security agreement with Horizon Technology Finance Corporation bears a floating interest pegged to the prime rate.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates has not been material to us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. As a majority of our outside contracts for services and goods extend over multiple years, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2024. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Index
Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

During the three (3) months ended December 31, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act and/or any non-Rule 10b5-1 trading arrangement.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Index
PART III

Certain  information required by Part III is omitted from this Annual Report on Form 10-K because we intend to  file a definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and the applicable information included in the Proxy Statement is incorporated herein by reference.

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
1.1
Placement Agency Agreement, dated February 26, 2025, between PDS Biotechnology Corporation and A,G,P./Alliance Global Partners (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated by reference herein).

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

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 24, 2024, and incorporated by reference herein).

4.1
Form of Certificate of Common Stock (filed as Exhibit 4.1 to the Company’s Pre-Effective Amendment No. 1 to the registration statement on Form S-1 (File No. 333- 206416) filed on September 21, 2015, and incorporated by reference herein).

4.2	Description of Securities (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed on March 27, 2020, and incorporated by reference herein).

4.3	Form of Indenture (filed as Exhibit 4.3 to the Company’s registration statement on Form S-3 (File No. 333-267041) on August 24, 2022, and incorporated by reference herein).

4.4	Form of Pre-Funded Warrant (February 2025 Offering) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated by reference herein).

4.5	Form of Common Warrant (February 2025 Offering) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated by reference herein).

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

Index
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

10.8++
License Agreement dated as of December 30, 2022 by and between Merck KGaA, Darmstadt, Germany and PDS Biotechnology Corporation (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 28, 2023, and incorporated by reference herein).

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

10.12+
Employee Stock Option Agreement under the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 9, 2020, and incorporated by reference herein).

10.13+	PDS Biotechnology Corporation 2009 Stock Option Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.14+	PDS Biotechnology Corporation 2018 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.15+
Form of PDS Biotechnology Corporation Option Agreement for the PDS Biotechnology Corporation 2009 Stock Option Plan, as amended (filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

10.16+
Form of PDS Biotechnology Corporation Option Agreement for the PDS Biotechnology Corporation 2018 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Registration Statement on Form S-8 on June 4, 2019, and incorporated by reference herein).

Index
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

10.26+++
Executive Employment Agreement by and between Lars Boesgaard and PDS Biotechnology Corporation, effective as of November 28, 2023 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 28, 2024, and incorporated by reference herein).

10.27+++
Executive Employment Agreement by and between Kirk V. Shephard, M.D. and PDS Biotechnology Corporation, effective as of January 22, 2024 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 28, 2024, and incorporated by reference herein).

10.28+++
Executive Employment Agreement by and between Spencer Brown and PDS Biotechnology Corporation, effective as of June 1, 2022 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022, and incorporated herein by reference).

10.29+++
Executive Employment Agreement by and between Stephan F. Toutain and PDS Biotechnology Corporation, effective as of May 1, 2024 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2024, and incorporated herein by reference).

10.30
Form of Securities Purchase Agreement, dated February 26, 2025, by and among PDS Biotechnology Corporation and the purchasers signatory thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated by reference herein).

Index
19	PDS Biotechnology Corporation Policy on Insider Trading (filed as Exhibit 19 to the Company’s Annual Report on Form 10-K filed on March 28, 2024, and incorporated by reference herein).

21.1	Subsidiary of PDS Biotechnology Corporation (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 28, 2024, and incorporated by reference herein).

23.1*	Consent of KPMG LLP.

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97
PDS Biotechnology Corporation Policy for Recovery of Erroneously Awarded Incentive Compensation (filed as Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 28, 2024, and incorporated by reference herein).

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

PDS Biotechnology Corporation

March 27, 2025	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer

March 27, 2025	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Frank Bedu-Addo	President and Chief Executive Officer and Director	March 27, 2025
Frank Bedu-Addo, Ph.D.	(Principal Executive Officer)

/s/ Lars Boesgaard	Chief Financial Officer	March 27, 2025
Lars Boesgaard	(Principal Financial and Accounting Officer)

/s/ Gregory Freitag	Director	March 27, 2025
Gregory Freitag J.D., CPA

/s/ Stephen Glover	Director	March 27, 2025
Stephen Glover

/s/ Sir Richard Sykes	Director	March 27, 2025
Sir Richard Sykes

/s/ Kamil Ali-Jackson	Director	March 27, 2025
Kamil Ali-Jackson

/s/ Otis W. Brawley	Director	March 27, 2025
Otis W. Brawley

/s/ Ilian Iliev	Director	March 27, 2025
Ilian Iliev

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PDS Biotechnology Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PDS Biotechnology Corporation and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Short Hills, New Jersey
March 27, 2025

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$41,689,591	$56,560,517
Prepaid expenses and other assets	3,364,852	2,494,558
Total current assets	45,054,443	59,055,075

Property and equipment, net	142,020	134,132
Financing lease right-of-use assets	162,194	200,873

Total assets	$45,358,657	$59,390,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,684,868	$6,982,824
Accrued expenses	2,841,214	2,424,692
Notes payable - short term	12,500,000	4,166,667
Financing lease obligation - short term	61,119	55,794
Total current liabilities	17,087,201	13,629,977

Noncurrent liabilities:
Note payable, net of debt discount	9,204,755	19,506,183
Financing lease obligation-long term	61,853	122,973
Total liabilities	26,353,809	33,259,133

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 150,000,000 and 75,000,000 shares authorized at December 31, 2024 and December 31, 2023, 37,987,380 shares and 33,094,521 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	12,536	10,921
Additional paid-in capital	201,103,311	170,620,641
Accumulated deficit	(182,110,999)	(144,500,615)
Total stockholders’ equity	19,004,848	26,130,947

Total liabilities and stockholders’ equity	$45,358,657	$59,390,080

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development expenses	$22,565,524	$27,762,784
General and administrative expenses	13,755,671	15,282,450
Total operating expenses	36,321,195	43,045,234

Loss from operations	(36,321,195)	(43,045,234)

Interest income (expense), net
Interest income	2,514,816	2,902,939
Interest expense	(4,673,174)	(4,205,922)
Interest income (expense), net	(2,158,358)	(1,302,983)

Loss before income taxes	(38,479,553)	(44,348,217)
Benefit from income taxes	869,169	1,406,019
Net loss and comprehensive loss	$(37,610,384)	$(42,942,198)

Per share information:
Net loss per share, basic and diluted	$(1.03)	$(1.39)

Weighted average common shares outstanding basic and diluted	36,452,707	30,952,060

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Total Equity
January 1, 2023	30,170,317	$9,956	$145,550,491	$(101,558,417)	$44,002,030
Stock-based compensation expense	–	–	2,080,319	–	2,080,319
Issuances of common stock from the Sales Agreement, net	553,293	183	4,588,339	–	4,588,522
Net loss	–	–	–	(9,659,918)	(9,659,918)
Balance - March 31, 2023	30,723,610	$10,139	$152,219,149	$(111,218,335)	$41,010,953
Stock-based compensation expense	–	–	2,105,538	–	2,105,538
Issuances of common stock, from exercise of stock options	1,409	1	8,848	–	8,849
Issuance of common stock for consulting agreement	100,000	33	609,967	–	610,000
Issuances of common stock from the Sales Agreement, net	43,169	14	243,729	–	243,743
Net loss	–	–	–	(11,534,895)	(11,534,895)
Balance - June 30, 2023	30,868,188	$10,187	$155,187,231	$(122,753,230)	$32,444,188
Stock-based compensation expense	–	–	2,073,607	–	2,073,607
Issuances of common stock from the Sales Agreement, net	139,575	46	815,156	–	815,202
Net loss	–	–	–	(10,849,169)	(10,849,169)
Balance - September 30, 2023	31,007,763	$10,233	$158,075,994	$(133,602,399)	$24,483,828
Stock-based compensation expense	–	–	1,354,857	–	1,354,857
Issuances of common stock, from exercise of stock options	80,526	26	300,067	–	300,093
Issuance of common stock for consulting agreement	100,000	33	410,967	–	411,000
Issuances of common stock from the Sales Agreement, net	1,906,232	629	10,478,756	–	10,479,385
Net loss	–	–	–	(10,898,216)	(10,898,216)
December 31, 2023	33,094,521	$10,921	$170,620,641	$(144,500,615)	$26,130,947

	Common Stock		Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Total Equity
January 1, 2024	33,094,521	$10,921	$170,620,641	$(144,500,615)	$26,130,947
Stock-based compensation expense	–	–	1,630,011	–	1,630,011
Issuances of common stock from the Sales Agreement, net	3,428,681	1,131	19,493,342	–	19,494,473
Issuances of common stock, from exercise of stock options	156,073	52	531,039	–	531,091
Net loss	–	–	–	(10,603,477)	(10,603,477)
Balance - March 31, 2024	36,679,275	$12,104	$192,275,033	$(155,104,092)	$37,183,045
Stock-based compensation expense	–	–	1,795,722	–	1,795,722
Issuance of common stock for consulting agreement	100,000	33	266,967	–	267,000
Net loss	–	–	–	(8,327,897)	(8,327,897)
Balance - June 30, 2024	36,779,275	$12,137	$194,337,722	$(163,431,989)	$30,917,870
Stock-based compensation expense	–	–	1,778,272	–	1,778,272
Ammortization of issuance costs related to the Sales Agreement	–	–	(67,179)	–	(67,179)
Issuances of common stock, from exercise of stock options	40,535	13	98,487	–	98,500
Net loss	–	–	–	(10,726,658)	(10,726,658)
Balance - September 30, 2024	36,819,810	$12,150	$196,147,302	$(174,158,647)	$22,000,805
Stock-based compensation expense	–	–	1,644,188	–	1,644,188
Issuances of common stock, from exercise of stock options	59,465	20	144,480	–	144,500
Issuances of common stock from the Sales Agreement, net	1,108,105	366	3,167,341	–	3,167,707
Net loss	–	–	–	(7,952,352)	(7,952,352)
Balance - December 31, 2024	37,987,380	$12,536	$201,103,311	$(182,110,999)	$19,004,848

See accompanying notes to the financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,610,384)	$(42,942,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,848,193	7,614,321
Issuance of shares in consulting agreement	267,000	1,021,000
Amortization of debt discount	1,156,905	652,006
Depreciation expense	21,112	17,359
Operating lease expense	-	160,685
Finance lease amortization expense	38,679	39,967
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(870,294)	165,672
Accounts payable	(5,297,956)	5,763,537
Accrued expenses	416,522	(5,889,016)
Operating lease liabilities	-	(239,469)
Net cash used in operating activities	(35,030,223)	(33,636,136)

Cash flows from investing activities:
Purchase of equipment	(29,000)	-
Net cash used in investing activities	(29,000)	-

Cash flows from financing activities:
Proceeds from exercise of stock options	774,091	308,942
Payments of finance lease obligations	(55,795)	(59,300)
Payment of loan principal	(3,125,000)	-
Proceeds from issuances of common stock, net of issuance costs	22,595,001	16,126,851
Net cash provided by financing activities	20,188,297	16,376,493

Net (decrease) increase in cash and cash equivalents	(14,870,926)	(17,259,643)
Cash and cash equivalents at beginning of period	56,560,517	73,820,160

Cash and cash equivalents at end of period	$41,689,591	$56,560,517

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$3,556,662	$3,535,071

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS Biotech”), is a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted immunotherapies designed to overcome the limitations of current immunotherapy and vaccine technologies. The Company develops proprietary platforms designed to train and enable the immune system to attack and destroy disease; Versamune®, and Versamune® in combination with PDS01ADC for treatments in oncology and Infectimune® for treatments in infectious diseases.  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. PDS01ADC is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy which today has resulted in high toxicity and limited therapeutic potential.  Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies.  The Company’s immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example, in combination with other therapies such as immune checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. The Company is also evaluating its immunotherapies as monotherapies in early-stage disease.  The Company is developing targeted product candidates to treat several cancers, including Human Papillomavirus (HPV) associated cancers, melanoma, colorectal, lung, breast and prostate cancers. The Company’s infectious disease candidate is of potential interest for use in universal influenza vaccines.

The Company has received numerous patents, submitted patent applications and owns substantial know-how and trade secrets related to its Versamune® and PDS01ADC product platforms. As of March 1, 2025, the Company holds fourteen (14) U.S. patents with granted claims directed to its platform technology and twelve (12) pending U.S. patent applications. These issued patents will expire in 2026 to 2037. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2043 assuming no patent term extensions are granted. As of March 1, 2025, the Company holds seventy-seven (77) issued foreign patents and twenty-eight (28) pending or published foreign patent applications.  Most of the Company’s international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2028-2038, or later if patent term extension applies. Included in the patents above is a patent protecting the use of Versamune® in combination with PDS01ADC.

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

Index
In consideration for the rights granted by Merck KGaA, Darmstadt, Germany, the Company (i) agreed to make a one-time up-front cash payment of $5.0 million to Merck KGaA, Darmstadt, Germany, and (ii) entered into a Share Transfer Agreement dated December 30, 2022  (the “Share Transfer Agreement”), pursuant to which the Company issued 378,787 shares of its common stock to Merck KGaA, Darmstadt, Germany in a private placement for an aggregate value of $5.0 million, as measured by the closing price of the Company’s common stock on the Nasdaq Capital Market as of December 30, 2022.

Pursuant to the License Agreement, the Company agreed to make certain commercial sales milestones and royalty payments.

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

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common stock shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2024 and 2023.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	Year Ended December 31,
	2024	2023
Stock options to purchase common stock	5,373,063	5,029,345
Warrants to purchase common stock	426,913	466,112
Total	5,799,976	5,495,457

(I)	Income taxes:

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

(L)	Subsequent events:

Subsequent events have been evaluated through the date these financial statements were issued. See Note 15.

(M)	New accounting standards adopted:

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures required for reportable segments in the Company’s annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in these consolidated financial statements by expanding the disclosure of expenses included in segment measures of profitability. Refer to our segments disclosure in Note 14 – Segment Reporting for more information.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company has evaluated the impact that adopting this standard and does not believe it will have a material impact on the consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the Statement of Operations and Comprehensive Loss. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on the Company’s consolidated financial statements.

Note 3 – Liquidity and Capital Resources

As of December 31, 2024, the Company had $41.7 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Loan and Security Agreement allows for the lenders to call the outstanding balance of the term loans if the minimum cash balances outlined in the Loans and Security Agreement are not maintained.

The Company has funded its operations through the sale of NOL’s, equity and/or debt financings such as the following:

Index
In August 2022, the Company filed a shelf registration statement, or the 2022 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units, which the Company refers to collectively as the Shelf-Securities, up to an aggregate amount of $150 million, $50 million of which covers the offer, issuance and sale by the Company of its common stock under the Sales Agreement (as discussed below).  The 2022 Shelf Registration Statement was declared effective on September 2, 2022.

In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the Placement Shares, through or to the Agents, as sales agents or principals. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. In August 2024, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. For the year ended December 31, 2024, the Company sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement and 1,108,105 shares of common stock for a net value of $3.2 million pursuant to the New Sales Agreement. For the year ended December 31, 2023, the Company sold 2,642,269 shares of our common stock for a net value of $16.1 million pursuant to the Sales Agreement. As of the date of this Annual Report, in the first quarter of 2025, the Company sold 205,350 shares of common stock for a net value of $0.30 million pursuant to the New Sales Agreement.

In August 2022, the Company entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  The Loan and Security Agreement provides for the following 6 separate and independent term loans: (a) a term loan in the amount of $7,500,000, or Loan A, (b) a term loan in the amount of $10,000,000, or Loan B, (c) a term loan in the amount of $3,750,000, or Loan C, (d) a term loan in the amount of $3,750,000, or Loan D, (e) a term loan in the amount of $5,000,000, or Loan E, and (f) a term loan in the amount of $5,000,000, or Loan F, (with each of Loan A, Loan B, Loan C, Loan D, Loan E, and Loan F individually a Loan and collectively the Loans).  Loan A, Loan B, Loan C, and Loan D were delivered to the Company on August 24, 2022.  In total, the Company received $24.6 million in net proceeds. Loan E and Loan F were uncommitted Loans that could have been advanced by the lenders upon the parties agreement prior to July 31, 2023 upon the satisfaction of certain conditions. At this time the option to advance Loan E and Loan F has expired and Loan E and Loan F are no longer available to the Company under the Loan and Security Agreement. The Company may only use the proceeds of the Loans for working capital or general corporate purposes. Each Loan matures on the 48-month anniversary following the applicable funding date unless accelerated pursuant to certain events of default. Payments on the principal balance began on October 1, 2024 and are paid monthly in the succeeding 24 months. The principal balance of each Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 5.75%; provided that, in the event such rate of interest is less than 4.00%, such rate shall be deemed to be 4.00% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Loan principal amount outstanding the preceding month.  The Company, at its option upon at least ten (10) business days’ written notice to the lenders, may prepay all (and not less than all) of the outstanding Loan by simultaneously paying to each lender an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Loans; plus (ii) an amount equal to (A) if such Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Loan, 3% of the then outstanding principal balance of such Loan, (B) if such Loan is prepaid after the Loan Amortization Date applicable to such Loan, but on or before the date that is 12 months after such Loan Amortization Date, 2% of the then outstanding principal balance of such Loan, or (C) if such Loan is prepaid more than 12 months after the Loan Amortization Date but prior to the stated maturity date applicable to such Loan, 1% of the then outstanding principal balance of such Loan; plus (iii) the outstanding principal balance of such Loan; plus (iv) all other sums, if any, that shall have become due and payable thereunder.  No prepayment premium will be applied to any outstanding balance of any Loan paid on the stated maturity date.

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

In February 2025, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 6,396,787 shares of common stock, pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock, and common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock at a combined purchase price of $1.50 per share and warrant (the “February 2025 Offering”).  Two of the Company’s directors participated in the February 2025 Offering and purchased 30,121 shares of common stock in the aggregate at an offering price per share of $1.66 and common stock warrants to purchase 30,121 shares of common stock.  The common stock warrants issued to the Company’s directors have an exercise price per share of $1.53, but are otherwise identical to the common stock warrants issued to all other participants in the February 2025 Offering.  Aggregate gross proceeds from the February 2025 Offering were approximately $11 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $10.05 million. The February 2025 Offering closed on February 28, 2025.

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

The Company’s budgeted cash requirements in 2025 and beyond include expenses related to continuing development and clinical trials as well as payments on its debt. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or its existing shareholders or in the amounts required. The Company may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to the Company’s stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict its operations. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, grant rights to third parties to develop and market immunotherapies that the Company would otherwise prefer to develop and market itself or cease operations. Any of these actions could harm its business, results of operations and prospects. Failure to obtain adequate financing also may adversely affect the Company’s ability to operate as a going concern.

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

Index
Note 4 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2024 or 2023.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024:
Cash and cash equivalents	$41,689,591	$41,689,591	$–	$–

As of December 31, 2023:
Cash and cash equivalents	$56,560,517	$56,560,517	$–	$–

The carrying value of the Loan and Security Agreement approximated its fair value at December 31, 2024 and December 31, 2023 due to its variable rate. The fair value of the Company’s long-term debt is based on Level 2 inputs.

Note 5 – Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2024	2023
Furniture and equipment	$14,964	$14,964
Computer and Telephone equipment	13,545	13,545
Lab equipment	267,402	238,402
Total furniture and equipment	295,911	266,911
Less accumulated depreciation	(153,891)	(132,779)
Property and equipment, net	$142,020	$134,132

Depreciation expense for the years ended December 31, 2024 and 2023 was $21,112 and $17,359, respectively.

Note 6 – Leases

Operating and Financing Leases

Effective March 5, 2020, the Company entered into a sublease for approximately 11,200 square feet of office space located at 25B Vreeland Road, Suite 300, Florham Park, New Jersey. The sublease commenced on May 1, 2020 with a term of forty (40) months and an option to renew through October 31, 2027. The sublease term expired on August 31, 2023, and was not renewed. Upon inception of the sublease, the Company recognized approximately $0.7 million of ROU assets and operating lease liabilities. The discount rate used to measure the operating lease liability as of May 1, 2020 was 9.15%. Throughout the period described above, the Company has maintained, and continues to maintain, a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton New Jersey.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2024	2023
Cash paid for operating lease liabilities	$–	$239,469

Financing Lease

The Company has financed certain laboratory equipment as follows:

	Year Ended December 31,
	2024	2023
Cash paid for finance lease liabilities	$69,850	$78,146

Index
Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2025	$69,850
2026	40,108
2027	26,723
2028 and after	1
Total future minimum lease payments	136,682
Less imputed interest	(13,710)
Remaining lease liability	$122,972

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

Finance lease amortization expense for the years ended December 31, 2024 and 2023 was $38,679 and $39,967, respectively.

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2024	2023
Accrued research and development costs	$1,267,627	$–
Accrued professional fees	657,498	827,863
Accrued compensation	663,399	1,289,690
Accrued interest on debt	252,322	306,771
Accrued rent	368	368
Total	$2,841,214	$2,424,692

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

On December 8, 2020, the Board adopted and on June 17, 2021, the stockholders approved, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”), which amended and restated the Prior Plan. The Restated Plan is identical to the Prior Plan in all material respects, except (a) the number of shares of Common Stock authorized for issuance under the Restated Plan was increased from 826,292 shares to 4,165,535 shares, plus the total number of shares that remained available for issuance, that were not covered by outstanding awards issued under the Prior Plan, immediately prior to December 8, 2020; and (b) the Restated Plan was amended to terminate on December 7, 2030, unless earlier terminated. On July 14, 2023, the Company’s stockholders approved an amendment to the Restated Plan, increasing the number of shares of common stock for issuance from 4,165,535 to 6,565,535 shares. As of December 31, 2024, there were 2,301,167 shares available for grant under the Restated Plan.

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards. As of December 31, 2024, there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

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

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2024, there were 962,407 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Research and development	$2,358,795	$3,013,326
General and administrative	4,489,397	4,600,995
Total	$6,848,193	$7,614,321

The following table summarizes the stock option activity for the Company’s stock option plans for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at January 1, 2024	5,029,345	$6.43	7.42	4,395,227
Granted	1,199,648	$5.11	9.20	–
Exercised	(256,073)	$3.02	–	–
Forfeited	(599,857)	$8.40	–	–
Expired	–	–	–	–
Options outstanding at December 31, 2024	5,373,063	$6.08	7.11	$50,439
Vested and expected to vest at December 31, 2024	5,373,063	$6.08	7.11	$50,439
Exercisable at December 31, 2024	3,296,498	$5.88	6.14	$50,439

As of December 31, 2024 there was approximately $10,633,050 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 2.54 years.

The weighted-average grant date fair value of the stock options granted in 2024 was $4.70 per share.

Index
The fair value of options granted during the year ended December 31, 2024 and 2023 were estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Year Ended December 31,
	2024	2023
	Weighted Average
Volatility	136.89%	142.84%
Risk-Free Interest Rate	4.04%	4.14%
Expected Term in Years	6.06	6.06
Dividend Rate	–	–

Fair Value of Option on Grant Date	$4.70	$9.59

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

During the year ended December 31, 2023, the Company entered into a Common Stock Purchase Agreement, dated October 11, 2023, with DC Consulting LLC (“DC”) and a Common Stock Purchase Agreement, dated April 12, 2023, with DC, pursuant to which the Company issued DC an aggregate of 200,000 shares of common stock as partial compensation for consulting services provided by DC to the Company pursuant to the Consulting Agreement, dated October 11, 2023, with DC and the Consulting Agreement, dated April 12, 2023, with DC.

During the year ended December 31, 2024, the Company entered into a Common Stock Purchase Agreement, dated June 17, 2024, with DC, pursuant to which the Company issued DC 100,000 shares of common stock as partial consideration for consulting services provided by DC to the Company pursuant to the Consulting Agreement, dated June 17, 2024, with DC.

On February 25, 2025, the Company entered into a Common Stock Purchase Agreement, with DC, pursuant to which the Company issued DC 100,000 shares of common stock as partial consideration for the consulting services provided by DC to the Company pursuant to the Consulting Agreement, dated February 25, 2025, with DC.

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

Common Stock

The Company currently has 150,000,000 shares of common shares authorized.

Voting

Each holder of a share of common stock is entitled to one vote for each share of common stock.

Dividends

 Dividends may be declared and paid as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding preferred stock.

Index
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

Note 10 – Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes	2.2%	7.9%
Extraordinary gain	0.0%	0.0%
Permanent differences	(6.0)%	(0.9)%
Research and development	3.6%	4.1%
State Taxes/Sale of NOL	2.3%	3.2%
Valuation Allowance	(20.8)%	(32.1)%
Other	0.0%	0.0%
Effective tax rate	2.3%	3.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2024	2023
Federal net operating losses	$33,122,997	$28,599,086
State net operating losses	4,575,782	4,648,978
Stock options	3,649,378	4,668,417
Federal tax credit	6,128,255	4,730,921
State tax credits	748,597	582,605
Research and Development Capitalization (IRC 174)	13,189,388	10,017,958
License Agreement	2,491,266	2,639,961
Amortization	17,571	23,131
Accrued expense	106	104
Depreciation	727,367	725,305
Lease liabilities	35,349	50,564
Other	15,623	15,374
Total gross deferred tax assets	64,701,679	56,702,404
Less valuation allowance	(64,655,056)	(56,645,587)
Deferred tax assets, net	$46,623	$56,817
Right of use asset	$(46,623)	$(56,817)
Total gross deferred tax liabilities	(46,623)	(56,817)
Deferred tax, net	$–	$–

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2024 and 2023, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $64.7 and $56.6 million, respectively. The change in the valuation allowance during the year ended 2024 was approximately $8.0 million.

Index
The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a deferred tax asset of $13.2 million and $10.0 million as of December 31, 2024 and 2023, respectively.

At December 31, 2024, the Company had federal net operating loss (“NOL”) carryforwards of approximately $157.7 million. At December 31, 2024, the Company had federal research and development credit carryforwards of approximately $6.1 million. The federal net operating loss carryforwards begin to expire in 2028, losses generated in 2018 or later of $127.8 million will carry forward indefinitely. The federal credit carryforwards begin to expire in 2032. Section 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event certain ownership changes, as defined. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code.  The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change.  The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.  Although the Company has not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

At December 31, 2024, the Company had approximately $67.2 million of State of New Jersey NOLs which expire between 2029 and 2043. At December 31, 2024, the Company had approximately $0.9 million of the State of New Jersey research development credits carryforwards.  The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net loss carryforwards. The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable NJ-based technology or biotechnology companies with fewer than 225 US employees (including the parent company and all subsidiaries) to sell a percentage of New Jersey NOLs and research and development (“R&D”) tax credits to unrelated profitable corporations. In 2024, the Company sold New Jersey NOL carryforwards and R&D Credits, resulting in the recognition of $0.9 million of income tax benefit, net of transaction costs.  There is no certainty as to whether this program will continue.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2024, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2024 and 2023.

Note 11 – Commitments and Contingencies

Rent

For the years ended December 31, 2024 and 2023, rent was $264,000 and $264,000, respectively, for month-to-month arrangements not impacted by the adoption of ASC 842.

Exclusive License Agreement

Pursuant to the Merck KGaA License Agreement, the Company agreed to make (i) development and first commercial sales milestone payments totaling up to $11 million upon the achievement of certain milestones, including the dosing of the fifth patient in a Phase 3 clinical trial of the clinical candidate and first commercial sale of the product for a first and second indication in a major market, and (ii) up to $105 million upon achieving certain aggregate sales levels of the product.

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

Index
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

Maturity. Each Loan matures on the 48-month anniversary following the applicable date on which a Loan is made to or on account of the Company under the Loan and Security Agreement (the “Maturity Date”) unless accelerated pursuant to agreed upon events of default. All amounts outstanding under each Loan will be due and payable upon the earlier of the Maturity Date or the acceleration of the loans and commitments upon an event of default. Payments on the principal balance began on October 1, 2024 and are paid monthly in the succeeding 24 months.

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

Amortization. Each Loan shall commence amortization upon the date set forth on the promissory note executed in connection with the respective Loan, upon which the Company is required to commence making equal payments of principal plus accrued interest on the outstanding principal amount of the respective Loan (the “Loan Amortization Date”) and continuing thereafter on the first business day of each calendar month through the Maturity Date.

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

Index
Covenants; Representations and Warranties; Other Provisions. The Loan and Security Agreement contains customary representations, warranties and covenants, including maintenance of minimum cash balances as well as covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. As of December 31, 2024, the Company is in compliance with all covenants in all material respects.

Default Provisions. The Loan and Security Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, and bankruptcy by and/or of the Company.

Warrant and Debt Discount. In connection with the Loan and Security Agreement, the Company issued Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP warrants to purchase an aggregate total of 381,625 shares of the Company’s common stock at an initial exercise price of $3.6685 per share. Each warrant is classified as equity and is exercisable at any time for a period beginning on the date of grant and ending on the earlier of (A) 10 years from the date of grant, and (B) the closing of (A) (i) the sale, lease, exchange, conveyance or other disposition of all or substantially all of the Company’s property or business, or (ii) its merger into or consolidation with any other corporation (other than a wholly-owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Company is disposed of, in each case, for cash or for marketable securities meeting certain requirements as described in the applicable warrants.  The key assumptions used in Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 3.11%, (iii) expected volatility of 93.8%, (iv) and no estimated dividend yield. In addition, the Company incurred third-party and lender fees of $449,329. These proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrant and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Loan and Security Agreement using the effective interest method. The unamortized debt discount was $1,107,745 as of December 31, 2024.

For the year ended December 31, 2024 and 2023 the Company recognized interest expense of $4,659,118 and $4,187,075, respectively, of which $1,156,905 and $652,006, respectively was related to the amortization of the debt discount for each of the years.

Note 13 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations.

The Company’s 401(k) employer cash contribution match for the years ended December 31, 2024 and December 31, 2023 $178,817 and $181,439, respectively.

Note 14 – Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single reportable segment, developing a growing pipeline of targeted immunotherapies designed to overcome the limitations of current immunotherapy. The financial results of the Company’s operations are managed and reported to the Chief Executive Officer who is considered the Company’s chief operating decision maker (CODM), on a consolidated basis.

The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below:

	Year Ended December 31,
	2024	2023
Segment expenses
Salaries and benefits	$15,282,537	$16,979,251
Professional fees	4,819,562	5,530,998
General administrative expenses	1,438,833	1,689,772
Clinical development expenses	8,299,589	12,055,623
Other development expenses	6,480,674	6,789,590
Total operating and segment expenses	$36,321,195	$43,045,234

Interest income	2,514,816	2,902,939
Interest expense	(4,673,174)	(4,205,922)
Benefit from income taxes	869,169	1,406,019
Segment and consolidated net loss	$(37,610,384)	$(42,942,198)

Index
Note 15 – Subsequent Events

As of the date of this Annual Report, during the first quarter of 2025, the Company sold 205,350 shares of common stock for net proceeds of $0.30 million pursuant to the New Sales Agreement.

In February 2025, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 6,396,787 shares of common stock, pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock, and common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock at a combined purchase price of $1.50 per share and warrant (the “February 2025 Offering”). Two of the Company’s directors participated in the February 2025 Offering and purchased 30,121 shares of common stock in the aggregate at an offering price per share of $1.66 and common stock warrants to purchase 30,121 shares of common stock. The common stock warrants issued to the Company’s directors have an exercise price per share of $1.53, but are otherwise identical to the common stock warrants issued to all other participants in the February 2025 Offering. Aggregate gross proceeds from the February 2025 Offering were approximately $11 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $10.05 million. The February 2025 Offering closed on February 28, 2025.