Form 10-Q
period 2025-03-31
PDS Biotechnology Corp
filed 2025-05-14
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of May 7, 2025 was 45,710,000.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$39,978,674	$41,689,591
Prepaid expenses and other assets	2,489,965	3,364,852
Total current assets	42,468,639	45,054,443

Noncurrent assets:
Prepaid expenses	4,270,818	–
Property and equipment, net	136,561	142,020
Financing lease right-to-use assets	152,524	162,194

Total assets	$47,028,542	$45,358,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,859,292	$1,684,868
Accrued expenses	2,846,497	2,841,214
Note payable - short term	12,500,000	12,500,000
Financing lease obligation-short term	59,556	61,119
Total current liabilities	18,265,345	17,087,201

Noncurrent liabilities:
Note payable, net of debt discount	6,352,333	9,204,755
Financing lease obligation-long term	48,655	61,853
Total liabilities	$24,666,333	$26,353,809

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 150,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 45,445,851 and 37,987,380 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	14,998	12,536
Additional paid-in capital	212,947,177	201,103,311
Accumulated deficit	(190,599,966)	(182,110,999)
Total stockholders’ equity	22,362,209	19,004,848

Total liabilities and stockholders’ equity	$47,028,542	$45,358,657

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development expenses	$5,830,999	$6,704,164
General and administrative expenses	3,274,759	3,393,463
Total operating expenses	9,105,758	10,097,627

Loss from operations	(9,105,758)	(10,097,627)

Interest income (expenses), net
Interest income	377,849	668,895
Interest expense	(930,878)	(1,174,745)
Interest income (expenses), net	(553,029)	(505,850)

Loss before income taxes	(9,658,787)	(10,603,477)
Benefit for income taxes	1,169,820	-
Net loss and comprehensive loss	(8,488,967)	(10,603,477)

Per share information:
Net loss per share, basic and diluted	$(0.21)	$(0.30)

Weighted average common shares outstanding, basic, and diluted	40,521,001	34,815,870

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2024	33,094,521	$10,921	$170,620,641	$(144,500,615)	$26,130,947
Stock-based compensation expense	–	–	1,630,011	–	1,630,011
Issuances of common stock from the Sales Agreement, net	3,428,681	1,131	19,493,342	–	19,494,473
Issuances of common stock, from exercise of stock options	156,073	52	531,039	–	531,091
Net loss	–	–	–	(10,603,477)	(10,603,477)
Balance - March 31, 2024	36,679,275	$12,104	$192,275,033	$(155,104,092)	$37,183,045

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2025	37,987,380	$12,536	$201,103,311	$(182,110,999)	$19,004,848
Stock-based compensation expense	–	–	1,253,882	–	1,253,882
Issuance of common stock for consulting agreement	150,000	50	203,451	–	203,501
Issuances of common stock from the Sales Agreement, net	205,350	68	306,047	–	306,115
Issuances of common stock, net of issuance costs	6,396,787	2,111	6,919,908	–	6,922,019
Issuance of pre-funded warrants	–	–	1,009,969	–	1,009,969
Issuance of warrants	–	–	2,150,771	–	2,150,771
Exercise of pre-funded warrants	706,334	233	(162)	–	71
Net loss	–	–	–	(8,488,967)	(8,488,967)
Balance - March 31, 2025	45,445,851	$14,998	$212,947,177	$(190,599,966)	$22,362,209

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,488,967)	$(10,603,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,253,882	1,630,011
Issuance of shares in consulting agreements	203,501	–
Amortization of debt discount	272,578	270,236
Depreciation expense	5,459	4,735
Finance lease depreciation expense	9,670	9,670
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,395,931)	443,210
Accounts payable	1,174,424	(981,993)
Accrued expenses	(66,872)	(710,581)
Net cash used in operating activities	(9,032,256)	(9,938,189)

Cash flows from financing activities:
Proceeds from pre-funded warrants	1,009,969	–
Proceeds from exercise of pre-funded warrants	71	–
Proceeds from warrants	2,150,771	–
Proceeds from exercise of stock options	–	531,091
Payments of finance lease obligations	(14,761)	(13,475)
Loan principal repayment	(3,125,000)	–
Proceeds from issuance of common stock from the Sales Agreement, net	306,115	19,494,473
Proceeds from issuance of common stock, net of issuance costs	6,994,174	–
Net cash provided by financing activities	7,321,339	20,012,089

Net increase in cash and cash equivalents	(1,710,917)	10,073,900
Cash and cash equivalents at beginning of period	41,689,591	56,560,517

Cash and cash equivalents at the end of period	$39,978,674	$66,634,417

Supplemental information of cash and non-cash transactions:

Cash paid for interest	$693,989	$1,174,745

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

The unaudited financial statements for all periods presented are referred to as “Condensed Consolidated Financial Statements”, and have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations for reporting on Form 10-Q, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, certain information and disclosures required by U.S. GAAP for complete Consolidated Financial Statements are not included herein. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2025. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2024. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other subsequent interim period.

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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of March 31,
	2025	2024
Stock options to purchase Common Stock	5,347,904	5,314,661
Warrants to purchase Common Stock	7,984,034	466,112
Total	13,331,938	5,780,773

Index
(I)	Income taxes:

The Company makes provision for deferred income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to net operating loss carryforwards and for differences between the financial statement carrying amounts and the respective tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures required for reportable segments in the Company’s annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in these Condensed Consolidated Financial Statements by expanding the disclosure of expenses included in segment measures of profitability. Refer to the Company’s segment disclosure in Note 12 – Segment Reporting for more information.

Index
Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company has evaluated the impact of adopting this standard and does not believe it will have a material impact on the consolidated financial statements and disclosures.

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

Note 3 – Liquidity and Capital Resources

As of March 31, 2025, the Company had $40.0 million in cash and cash equivalents. The Company’s primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable.

The Company funds its operations through equity and/or debt financings such as the following:

In August 2022, the Company filed a shelf registration statement, or the 2022 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units, up to an aggregate amount of $150 million, approximately $97 million of which covers the offer, issuance and sale by the Company of its common stock under the Sales Agreement and the New Sales Agreement (as discussed below).  The 2022 Shelf Registration Statement was declared effective on September 2, 2022.

In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. In August 2024, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. For the year ended December 31, 2024, the Company sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement and 1,108,105 shares of common stock for a net value of $3.2 million pursuant to the New Sales Agreement. During the three months ended March 31, 2025, the Company sold 205,350 shares of common stock for a net value of $0.3 million pursuant to the New Sales Agreement and during the three months ended March 31, 2024, the Company sold 3,428,681 shares of common stock for a net value of $19.5 million, pursuant to the Sales Agreement.

In August 2022, the Company entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  In total, the Company received $24.6 million in net proceeds under the Loan and Security Agreement. The Company’s indebtedness under the Loan and Security Agreement was satisfied in full and retired in full with a portion of the proceeds received from the Securities Purchase Agreement, as discussed below.

In April 2024, the Company received approximately $0.9 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to its participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2022.

In January and February 2025, the Company received approximately $1.2 million from the net sale of tax benefits to two unrelated, profitable New Jersey corporations pursuant to its participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2023.

In February 2025, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 6,396,787 shares of common stock, pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock, and common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock at a combined purchase price of $1.50 per share and warrant (the “February 2025 Offering”). Two of the Company’s directors participated in the February 2025 Offering and purchased 30,121 shares of common stock in the aggregate at an offering price per share of $1.66 and common stock warrants to purchase 30,121 shares of common stock. The common stock warrants issued to the Company’s directors have an exercise price per share of $1.53, but are otherwise identical to the common stock warrants issued to all other participants in the February 2025 Offering. Aggregate gross proceeds from the February 2025 Offering were approximately $11 million. Net proceeds to the Company from the February 2025 Offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $10.05 million. The placement agent fees and offering expenses were accounted for as a reduction of additional paid in capital. The February 2025 Offering closed on February 28, 2025.

On April 30, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain third party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, the Company agreed to sell (i) senior secured convertible debentures in an aggregate principal amount of $22,222,222 (collectively, the “Debentures”) and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20,000,000. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire the Company’s indebtedness under the Loan and Security Agreement.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q in accordance with ASC Subtopic 205-40, Going Concern. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Debentures allow for the lenders to call the outstanding balance of the Debentures if the Company fails to maintain minimum cash balances outlined in the Debentures.

The Company’s estimated cash requirements in 2025 and beyond include expenses related to continuing development and clinical trials as well as payments on its debt. The Company plans to execute its operating plan by obtaining additional capital, principally through issuance of equity through separate offerings or an at-the-market facility, issuance of debt, or by entering into collaborations, strategic alliances, or license agreements with third parties. However, there is no assurance that sufficient additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or its existing shareholders. The Company may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in dilution to the Company’s stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict its operations. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, grant rights to third parties to develop and market immunotherapies that the Company would otherwise prefer to develop and market itself, or cease operations entirely. Any of these actions could harm its business, results of operations and prospects. Failure to obtain adequate financing may also adversely affect the Company’s ability to operate as a going concern.

As a result of these uncertainties, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these unaudited Condensed Consolidated Financial Statements on Form 10-Q. The unaudited Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

Note 4 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2025 or 2024.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2025: (unaudited)
Cash and cash equivalents	$39,978,674	$39,978,674	$–	$–

As of December 31, 2024
Cash and cash equivalents	$41,689,591	$41,689,591	$–	$–

The carrying value of the Loan and Security Agreement approximated its fair value as of March 31, 2025 due to its variable interest rate.

Note 5 – Leases

Operating Lease:

The Company maintains a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of March 31,
	2025	2024
Cash paid for finance lease liabilities	$17,463	$17,463

Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2025	$52,387
2026	40,108
2027 and after	26,724
Total future minimum lease payments	119,219
Less imputed interest	(11,008)
Remaining lease liability	$108,211

The Company entered into four financing leases for laboratory equipment with a total cost of $251,959 with four to five-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $6,000.

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	As of March 31, 2025	As of December 31, 2024
Accrued research and development	$1,283,288	$1,267,627
Accrued professional fees	708,837	657,498
Accrued board compensation	87,625	–
Accrued compensation	552,447	663,399
Accrued interest on debt	213,932	252,322
Accrued rent	368	368
Total	$2,846,497	$2,841,214

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

On December 8, 2020, the Board adopted and on June 17, 2021, the stockholders approved, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”), which amended and restated the Prior Plan. The Restated Plan is identical to the Prior Plan in all material respects, except (a) the number of shares of Common Stock authorized for issuance under the Restated Plan was increased from 826,292 shares to 4,165,535 shares, plus the total number of shares that remained available for issuance, that were not covered by outstanding awards issued under the Prior Plan, immediately prior to December 8, 2020; and (b) the Prior Plan was amended to terminate on December 7, 2030, unless earlier terminated. On May 19, 2023, the Board adopted, subject to stockholder approval, the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Third Restated Plan”). At the 2023 annual meeting of stockholders held on July 14, 2023, the stockholders approved the Third Restated Plan, which amended and restated the Restated Plan to increase the total amount of shares authorized for issuance thereunder. The Third Restated Plan is identical to the Restated Plan in all material respects, except, the number of shares of Common Stock authorized for issuance under the Third Restated Plan increased from 4,165,535 to 6,565,535. As of March 31, 2025 there were 2,306,538 shares available for grant under the Third Restated Plan.

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

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of March 31, 2025, there were 962,407 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(unaudited)

Research and development	$520,527	$551,918
General and administrative	733,355	1,078,093
Total	$1,253,882	$1,630,011

No options to purchase shares were granted during the three month period ended March 31, 2025. The Company granted options to purchase 938,648 shares during the three month period ended March 31, 2024. The fair value of options granted during the three months ended March 31, 2024 was estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Three Months Ended March 31,
	2025	2024
	Weighted Average	Weighted Average
	(unaudited)
Volatility	n/a	145.41%
Risk-Free Interest Rate	n/a	3.98%
Expected Term in Years	n/a	6.08
Dividend Rate	n/a	–
Fair Value of Option on Grant Date	n/a	$5.22

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	5,373,063	$6.08	7.11	$50,439
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited and expired	(25,159)	7.65	–	–
Options outstanding at March 31, 2025	5,347,904	$6.07	6.90	$2,115
Vested and expected to vest at March 31, 2025	5,347,904	$6.07	6.90	$2,115
Exercisable at March 31, 2025	3,656,731	$5.91	6.20	$2,115

As of March 31, 2025, the Company had approximately $9,379,169 of unamortized stock-based compensation expense, which is expected to be recognized over a remaining average vesting period of 2.36 years.

Note 8 – Income Taxes

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2025 and therefore there will be no current income tax expense.  The Company recorded a full valuation allowance against the net deferred tax assets as of March 31, 2025 and December 31, 2024. Consequently, the Company recorded no income tax benefit due to realization uncertainties.

The Company is subject to a U.S. federal statutory income tax rate of 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2025 is the anticipated full year operating loss which will require a full valuation allowance against any associated net deferred tax assets.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of March 31, 2025, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three months ended March 31, 2025 or for the year ended December 31, 2024.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $1.2 million and $0.9 million of income tax benefit, net of transaction costs in the three months ended March 31, 2025 and in April 2024, respectively.

Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three months ended March 31, 2025 and 2024 was $65,700 and  $66,000, respectively.

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

Note 10 – Venture Loan and Security Agreement

In August 2022, the Company entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation, as a lender and collateral agent for itself and the other Lenders (in such capacity, the “Collateral Agent”), and the other persons party thereto from time to time as lenders (“Lenders”). The Company’s indebtedness under the Loan and Security Agreement was retired and satisfied in full with a portion of the proceeds received from the Securities Purchase Agreement, as discussed above.

For the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $928,177 and $1,170,758, respectively, in connection with the Loan and Security Agreement of which $272,578 and $270,236, respectively, was related to the amortization of the debt discount.

Note 11 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit of all employees and permits voluntary contributions by employees, subject to IRS-imposed limitations. The 401(k) employer contributions were $65,540 and $66,488 for the three months ended March 31, 2025 and 2024, respectively.

Note 12 – Segment Reporting

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

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below:

	Quarter Ended March 31,
	2025	2024
Segment expenses
Salaries and Benefits	$3,829,221	$4,183,270
Professional fees	1,127,046	1,077,266
General administrative expenses	344,354	364,662
Clinical development expenses	2,432,198	3,113,509
Other development expenses	1,372,939	1,358,921
Total operating and segment expenses	$9,105,758	$10,097,627

Interest income	377,849	668,895
Interest expense	(930,878)	(1,174,745)
Benefit from income taxes	1,169,820	–
Segment and consolidated net loss	$(8,488,967)	$(10,603,477)

Note 13 – Subsequent Events

On April 30, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain third party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, the Company agreed to sell (i) senior secured convertible debentures in an aggregate principal amount of $22,222,222 and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share, subject to adjustments as set forth in the warrants, for a total purchase price of $20,000,000.

Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire the Company’s indebtedness under the Loan and Security Agreement.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2024 on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 27, 2025.

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

●
the timing for the Company or its partners to initiate the planned clinical trials for its Versamune® products, including Versamune® HPV (formerly PDS0101), Versamune® MUC1 (formerly PDS0103), and others, alone or in combination with PDS01ADC, as well as Infectimune® based clinical candidates and the future success of such trials;

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

In March 2025, we announced the initiation of our VERSATILE-003 Phase 3 clinical trial evaluating Versamune® HPV in first-line treatment of recurrent/metastatic head and neck squamous cell carcinoma in HPV16-positive patients.

Clinical Candidate Pipeline

VERSATILE-003: Versamune® HPV + pembrolizumab

The clinical trial is designed to enroll a total of 351 patients with approximately 234 patients receiving the combination treatment of Versamune® HPV and pembrolizumab, and approximately 117 patients receiving pembrolizumab alone.  Generally, the patient treatment protocol is identical to that of VERSATILE-002, described below, enrolling only ICI naïve patients.  As such, patients in the trial will receive a total of 5 cycles of combination therapy, with standard of care pembrolizumab therapy administered every three weeks until disease progression.

The clinical trial’s primary endpoint is median overall survival.  Secondary endpoints are objective response rate, disease control rate, duration of response and progression free survival.

Furthermore, the clinical trial design includes two interim data readouts estimated at approximately 6 months following full enrollment and 18 months following full enrollment, respectively.  Final readout from the trial is expected approximately 24 months following full enrollment.

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

●	60% (33/55) of patients had CPS score of 1-19 (who generally have a weaker response to Keytruda®), and 40% (22/55) have CPS score >20 (who generally have a stronger response to Keytruda®).

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

National Cancer Institute: Versamune® HPV+ PDS01ADC +Bintrafusp Alfa

In June 2020, the first patient was dosed under a Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating Versamune® HPV with PDS01ADC, and M7824 (Bintrafusp alfa), which is owned by EMD Serono (Merck KGaA) in patients with advanced HPV-positive cancers who have failed prior treatment. In February 2021, the NCI’s Phase 2 clinical trial of Versamune® HPV for the treatment of advanced HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of IC -resistant patients for assessment of safety and activity of the triple combination. The trial has been closed for enrollment. Preliminary efficacy assessment of the triple combination in this added group of 29 ICI resistant patients has been completed and evaluation of long-term patient survival is ongoing.

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

In November 2023, we released updated interim survival data as follows:

●	75% of immune checkpoint inhibitor (ICI) naïve patients remain alive at 36 months; published median overall survival (OS) in similar patients is 7-11 months
●	12-month survival rate in (ICI) resistant patients of 72%
●	Median OS in ICI resistant HPV-positive patients of approximately 20 months; published median OS is 3.4 months

In February 2025, we announced the publication of clinical results in the Journal of the American Medical Association (JAMA) Oncology:

●	Median Overall Survival (mOS) of 42.4 months in immune checkpoint inhibitor naïve patients; Historical published result is 7-12 months
●	Continued survival in the cohort of HPV16-positive immune checkpoint inhibitor naïve patients - mOS not yet reached
●	Median OS of 17 months in HPV16-positive immune checkpoint inhibitor resistant patients; Historically published result is 3-4 months
●	Significant tumor shrinkage with confirmed objective response rate (ORR) of 75% in HPV16-positive immune checkpoint inhibitor naïve patients; Historically published result is 11-24%

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

Mayo Clinic: Versamune® HPV Monotherapy and in combination with Keytruda®

In February 2022, we initiated an IIT, MC200710, for Versamune® HPV alone or in combination with the immune checkpoint inhibitor, Keytruda®, in patients with HPV-positive oropharyngeal cancer (HPV(+) OPSCC) at high risk of recurrence. The trial is conducted by the Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial allows us to better understand the activity of Versamune® HPV alone or in combination with Keytruda® in earlier stages of disease.

In this trial, treatment will be administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. Versamune® HPV has been shown to induce killer T cells that target and kill HPV-positive cancers, either alone or in combination with ICIs in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-positive cancers. The trial will explore whether Versamune® HPV with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

Versamune® MUC1 (formerly PDS0103)

In April 2020, the above mentioned CRADA between PDS Biotech and the NCI was expanded beyond Versamune® HPV (formerly PDS0101) to include clinical and preclinical development of Versamune® MUC1. Versamune® MUC1 is an investigational immune therapy owned by PDS Biotech and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. Versamune® MUC1 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by us.

MUC1 is highly expressed in several types of cancer and has been shown to be associated with drug resistance and poor disease prognosis in breast, colorectal, lung and ovarian cancers, for which Versamune® MUC1 is being developed. Expression of MUC1 is often associated with poor disease prognosis, due in part to drug resistance. In preclinical studies, and similarly to Versamune® HPV, Versamune® MUC1 demonstrated the ability to generate powerful MUC1-specific CD8 killer T cells.

In March 2025, we announced FDA clearance of our IND application for the combination of Versamune® MUC1 and PDS01ADC in treatment of metastatic colorectal cancer.

PDS0102

PDS0102 is an investigational immunotherapy utilizing tumor-associated and immunologically active T cell receptor gamma alternate reading framed protein (TARP) from the NCI. PDS0102 is designed to treat TARP-associated cancers including acute myeloid leukemia (AML), prostate and breast cancer. In our preclinical work, in the administration of PDS0102, the Versamune®+TARP antigen combination led to the induction of large numbers of tumor targeted killer T cells. In addition, the TARP tumor antigen alone has already been studied at the NCI in men with prostate cancer and has been shown to be safe, and immunogenic with slowing tumor growth rates (NCT00972309).

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

Current Clinical Pipeline of Versamune®, and PDS01ADC Based Therapies

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $8.5 million, and $10.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $190.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of March 31, 2025, we had $40.0 million in cash and cash equivalents.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned and ongoing clinical trials;
●	the timing and costs of our planned preclinical studies of our Versamune® platform;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;
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

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase ( Decrease)
	2025	2024	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$5,831	$6,704	$(873)	(13)%
General and administrative expenses	3,275	3,393	(118)	(3)%
Total operating expenses	9,106	10,097	(991)	(10)%
Loss from operations	(9,106)	(10,097)	991	(10)%
Interest income (expense), net	(553)	(506)	(47)	9%
Benefit from income taxes	1,170	-	1,170	100%
Net loss and comprehensive loss	$(8,489)	$(10,603)	$2,114	(20)%

Research and Development Expenses

Research and development (R&D) expenses decreased to $5.8 million for the three months ended March 31, 2025 from $6.7 million for the three months ended March 31, 2024. The decrease of $0.9 million was primarily attributable to a decrease of $0.6 million in clinical trial costs, a decrease of $0.2 million in personnel costs, and a decrease of $0.1 million in manufacturing costs.

General and Administrative Expenses

General and administrative expenses decreased to $3.3 million for the three months ended March 31, 2025 from $3.4 million for the three months ended March 31, 2024. The decrease of $0.1 million was primarily attributable to a decrease of $0.2 million in personnel costs offset by an increase of $0.1 million in professional fees.

Benefit from Income Taxes

Income tax benefit was $1.2 million for the three months ended March 31, 2025 and $0 million for the three months ended March 31, 2024. The increase of $1.2 million was due to the timing of proceeds received from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) Program. The comparable tax benefit of $0.9 million was received in April 2024 and reflected as an income tax benefit for the three months ended June 30, 2024.

Liquidity and Capital Resources

In August 2022, we filed a shelf registration statement, or the 2022 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units, up to an aggregate amount of $150 million, approximately $97 million of which covers the offer, issuance and sale by us of our common stock under the Sales Agreement and the New Sales Agreement (as discussed below). The 2022 Shelf Registration Statement was declared effective on September 2, 2022.

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and we have also provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement in accordance with its terms. In August 2024, we entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. For the year ended December 31, 2024, the Company sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement and 1,108,105 shares of common stock for a net value of $3.2 million pursuant to the New Sales Agreement. During the three months ended March 31, 2025, the Company sold 205,350 shares of common stock for a net value of $0.3 million pursuant to the New Sales Agreement and during the three months ended March 31, 2024, we sold 3,428,681 shares of common stock for a net value of $19.5 million, pursuant to the Sales Agreement.

In August 2022, the Company entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders. In total, the Company received $24.6 million in net proceeds under the Loan and Security Agreement. The Company’s indebtedness under the Loan and Security Agreement was satisfied in full and retired in full with a portion of the proceeds received from the Securities Purchase Agreement, as discussed below.

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

In January and February of 2025, we received approximately $1.2 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant our participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2023.

In February 2025, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the we agreed to sell an aggregate of 6,396,787 shares of common stock, pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock, and common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock at a combined purchase price of $1.50 per share and warrant (the “February 2025 Offering”). Two of our directors participated in the February 2025 Offering and purchased 30,121 shares of common stock in the aggregate at an offering price per share of $1.66 and common stock warrants to purchase 30,121 shares of common stock. The common stock warrants issued to our directors have an exercise price per share of $1.53, but are otherwise identical to the common stock warrants issued to all other participants in the February 2025 Offering. Aggregate gross proceeds from the February 2025 Offering were approximately $11 million. Net proceeds to us from the offering, after deducting the placement agent fees and other estimated offering expenses payable by us, were approximately $10.05 million. The February 2025 Offering closed on February 28, 2025.

On April 30, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain third party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, the Company agreed to sell (i) senior secured convertible debentures in an aggregate principal amount of $22,222,222 (collectively, the “Debentures”) and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20,000,000. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire the Company’s indebtedness under the Loan and Security Agreement.

As of March 31, 2025, we had $40.0 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Our budgeted cash requirements in 2025 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt.

We plan to continue to fund our operations and capital funding needs through existing cash and additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our existing stockholders. We may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market immunotherapies that we would otherwise prefer to develop and market ourselves In addition, the Debentures allow for the lenders to call the outstanding balance of the Debentures if we fail to maintain minimum cash balances outlined in the Debentures. Any of these actions could harm our business, results of operations and prospects. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

As a result of these uncertainties, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these unaudited Condensed Consolidated Financial Statements. The unaudited Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if we are unable to continue as a going concern.

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(9,032)	$(9,938)
Net cash provided by financing activities	7,321	20,012
Net increase (decrease) in cash and cash equivalents	$(1,711)	$10,074

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.0 million and $9.9 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in net cash used in operating activities of $0.9 million was primarily due to a decrease in the non-cash stock-based compensation expense of $0.4 million offset by a decrease in net loss of $2.1 million and changes in the timing of working capital requirements, including changes in prepaid expenses and other assets, accrued expenses and accounts payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 decreased by $12.7 million primarily due to a $19.2 million decrease in proceeds from the issuance of common stock from the Sales Agreement, an increase in proceeds from the issuance of common stock and pre-funded warrants of $10.2 million from the financing agreement, offset by a $3.1 million loan repayment.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Interest Rate Risk

We are exposed to market related changes in interest rates. As of March 31, 2025, our cash equivalents consisted of bank deposits and money market accounts. Additionally, the principal balance under our Loan and Security Agreement bears a floating interest pegged to the prime rate.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates have not been material to us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2025 contained in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024. However, any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim Condensed Consolidated Financial Statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 27, 2025, including the risk factors and our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission, including, without limitation, the risk factors previously disclosed in our prior quarterly reports on Form 10-Q filed during this fiscal year. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on February 28, 2025).

4.2	Form of Common Warrant (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC on February 28, 2025).

4.3	Form of Debenture (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on May 2, 2025).

4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC on May 2, 2025).

10.1
Form of Securities Purchase Agreement dated February 26, 2025, by and between PDS Biotechnology Corporation and the Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 28, 2025).

10.2
Placement Agency Agreement dated February 26, 2025, between PDS Biotechnology Corporation and A.G.P./Alliance Global Partners (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on February 28, 2025).

10.3+
Securities Purchase Agreement, dated April 30, 2025, by and among PDS Biotechnology Corporation, the purchasers named therein, and JGB Collateral LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 2, 2025).

10.4
Registration Rights Agreement, dated April 30, 2025, by and among PDS Biotechnology Corporation and the purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on May 2, 2025).

10.5
Security Agreement, dated April 30, 2025, by and among PDS Biotechnology Corporation., each of PDS Biotechnology Corporation’s specified subsidiaries named therein, the purchasers named therein and JGB Collateral LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on May 2, 2025).

10.6	Form of Subsidiary Guarantee (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on May 2, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith (unless otherwise noted as being furnished herewith)

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

May 14, 2025	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2025	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer
(Principal Financial and Accounting Officer)