Form 10-Q
period 2025-06-30
PDS Biotechnology Corp
filed 2025-08-13
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of August 6, 2025 was 46,633,362.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$31,873,495	$41,689,591
Prepaid expenses and other assets	1,774,550	3,364,852
Total current assets	33,648,045	45,054,443

Noncurrent assets:
Prepaid expenses	6,554,064	-
Property and equipment, net	131,102	142,020
Financing lease right-to-use assets	142,854	162,194

Total assets	$40,476,065	$45,358,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,497,434	$1,684,868
Accrued expenses	1,482,081	2,841,214
Note payable - short term	5,500,000	12,500,000
Financing lease obligation-short term	51,937	61,119
Total current liabilities	11,531,452	17,087,201

Noncurrent liabilities:
Note payable, net of debt discount	12,943,656	9,204,755
Financing lease obligation-long term	41,173	61,853
Total liabilities	$24,516,281	$26,353,809

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 150,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 46,633,362 and 37,987,380 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	15,390	12,536
Additional paid-in capital	215,978,568	201,103,311
Accumulated deficit	(200,034,174)	(182,110,999)
Total stockholders’ equity	15,959,784	19,004,848

Total liabilities and stockholders’ equity	$40,476,065	$45,358,657

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$4,212,918	$4,527,698	$10,043,918	$11,231,862
General and administrative expenses	3,410,433	4,156,606	6,685,191	7,550,069
Total operating expenses	7,623,351	8,684,304	16,729,109	18,781,931

Loss from operations	(7,623,351)	(8,684,304)	(16,729,109)	(18,781,931)

Interest income (expenses), net
Interest income	333,624	675,209	711,473	1,344,104
Interest expense	(2,144,481)	(1,187,971)	(3,075,359)	(2,362,716)
Interest income (expenses), net	(1,810,857)	(512,762)	(2,363,886)	(1,018,612)

Loss before income taxes	(9,434,208)	(9,197,066)	(19,092,995)	(19,800,543)
Benefit from income taxes	-	869,169	1,169,820	869,169
Net loss and comprehensive loss	(9,434,208)	(8,327,897)	(17,923,175)	(18,931,374)

Per share information:
Net loss per share, basic and diluted	$(0.21)	$(0.23)	$(0.41)	$(0.53)

Weighted average common shares outstanding, basic, and diluted	45,902,502	36,693,561	43,226,618	35,754,715

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Common Stock		Additional
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2024	33,094,521	$10,921	$170,620,641	$(144,500,615)	$26,130,947
Stock-based compensation expense	-	-	1,630,011	-	1,630,011
Issuances of common stock from the Sales Agreement, net	3,428,681	1,131	19,493,342	-	19,494,473
Issuances of common stock, from exercise of stock options	156,073	52	531,039	-	531,091
Net loss	-	-	-	(10,603,477)	(10,603,477)
Balance - March 31, 2024	36,679,275	$12,104	$192,275,033	$(155,104,092)	$37,183,045
Stock-based compensation expense	-	-	1,795,722	-	1,795,722
Issuance of common stock for consulting agreement	100,000	33	266,967	-	267,000
Net loss	-	-	-	(8,327,897)	(8,327,897)
Balance - June 30, 2024	36,779,275	$12,137	$194,337,722	$(163,431,989)	$30,917,870

	Common Stock		Additional
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2025	37,987,380	$12,536	$201,103,311	$(182,110,999)	$19,004,848
Stock-based compensation expense	-	-	1,253,882	-	1,253,882
Issuance of common stock for consulting agreement	150,000	50	203,451	-	203,501
Issuances of common stock from the Sales Agreement, net	205,350	68	306,047	-	306,115
Issuances of common stock, net of issuance costs	6,396,787	2,111	6,919,908	-	6,922,019
Issuance of pre-funded warrants	-	-	1,009,969	-	1,009,969
Issuance of warrants	-	-	2,150,771	-	2,150,771
Exercise of pre-funded warrants	706,334	233	(162)	-	71
Net loss	-	-	-	(8,488,967)	(8,488,967)
Balance - March 31, 2025	45,445,851	$14,998	$212,947,177	$(190,599,966)	$22,362,209
Stock-based compensation expense	-	-	448,029	-	448,029
Issuances of common stock from the Sales Agreement, net	960,511	317	1,460,325	-	1,460,642
Issuances of common stock, net of issuance costs	-	-	50,000	-	50,000
Issuance of warrants	-	-	1,073,089	-	1,073,089
Exercise of pre-funded warrants	227,000	75	(52)	-	23
Net loss	-	-	-	(9,434,208)	(9,434,208)
Balance - June 30, 2025	46,633,362	$15,390	$215,978,568	$(200,034,174)	$15,959,784

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,923,175)	$(18,931,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,701,911	3,425,733
Issuance of shares in consulting agreements	203,501	267,000
Amortization of debt discount	1,386,606	554,010
Depreciation expense	10,918	10,194
Finance lease depreciation expense	19,340	19,339
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,963,760)	66,806
Accounts payable	2,812,566	(3,730,334)
Accrued expenses	(1,381,286)	(477,471)
Net cash used in operating activities	(18,133,379)	(18,796,097)

Cash flows from investing activities:
Purchase of equipment	-	(28,999)
Net cash used in investing activities	-	(28,999)

Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants	1,009,969	-
Proceeds from issuance of warrants	2,150,771	-
Proceeds from exercise of pre-funded warrants	94	-
Proceeds from exercise of stock options	-	531,091
Payments of finance lease obligations	(29,862)	(27,261)
Loan principal payments	(4,166,667)	-
Loan repayment	(18,645,833)	-
Net proceeds from issuance of loan	19,237,880	-
Proceeds from issuance of common stock from the Sales Agreement, net	1,766,757	19,494,473
Proceeds from issuance of common stock, net of issuance costs	6,994,174	-
Net cash provided by financing activities	8,317,283	19,998,303

Net decrease in cash and cash equivalents	(9,816,096)	1,173,207
Cash and cash equivalents at beginning of period	41,689,591	56,560,517

Cash and cash equivalents at the end of period	$31,873,495	$57,733,724

Supplemental information of cash and non-cash transactions:

Cash paid for interest	$1,581,846	$2,362,716

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

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses at the date of the Condensed Consolidated Financial Statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. Significant estimates relate to the fair value of securities underlying stock-based compensation, and the fair value of the Company’s common stock, warrants and debt issued in its financing transactions.

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

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors and non-employees to be recognized as expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss based on their grant date fair values. In order to determine the fair value of stock options on the date of grant, the Company uses the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment. The Company expenses the fair value of its stock-based compensation awards to employees and directors on a straight-line basis over the requisite service period, which is generally the vesting period, or when it is considered probable that performance conditions will be achieved. The Company recognizes stock-based compensation award forfeitures as they occur.

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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of June 30,
	2025	2024
Stock options to purchase Common Stock	7,394,404	5,563,211
Warrants to purchase Common Stock	8,757,034	466,112
Total	16,151,438	6,029,323

Index
(I)	Income taxes:

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures required for reportable segments in the Company’s annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in these Condensed Consolidated Financial Statements by expanding the disclosure of expenses included in segment measures of profitability. Refer to the Company’s segment disclosure in Note 13 – Segment Reporting for more information.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the Statement of Operations and Comprehensive Loss. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

Note 3 – Liquidity and Capital Resources

As of June 30, 2025, the Company had $31.9 million in cash and cash equivalents. The Company’s primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable.

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

In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. In August 2024, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. For the year ended December 31, 2024, the Company sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement and 1,108,105 shares of common stock for a net value of $3.2 million pursuant to the New Sales Agreement. During the three and six months ended June 30, 2025, the Company sold 960,511 and 1,165,861 shares, respectively, of its common stock with a net value of $1.5 million and $1.8 million, respectively, pursuant to the New Sales Agreement. During the three and six months ended June 30, 2024, the Company sold 0 and 3,428,681 shares, respectively, of its common stock with a net value of $0 and $19.5 million, respectively, pursuant to the Sales Agreement.

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

On April 30, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain third party lenders and JGB Collateral LLC,  as collateral agent. Pursuant to the Securities Purchase Agreement, the Company agreed to sell (i) senior secured convertible debentures (the “Debentures”), in an aggregate principal amount of $22,222,222 and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20,000,000. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire the Company’s indebtedness under the Loan and Security Agreement. The remaining proceeds from the transactions contemplated by the Securities Purchase Agreement will be used for general corporate purposes and transaction expenses. Pursuant to the Debentures, the Company must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. In addition, for as long as any portion of the Debentures remain outstanding, the Company is generally restricted from: incurring indebtedness; granting or suffering liens on any of its property or assets; amending its organizational documents; repurchasing any of its securities; paying dividends; selling, disposing, licensing or leasing our assets other than in the ordinary course; and other customary restrictive covenants. Beginning on August 28, 2025, the holders of the Debentures may require the Company to redeem a portion of the Debentures in an amount up to $500,000 per calendar month in the aggregate by providing written notice to the Company. In connection with the Securities Purchase Agreement, on April 30, 2025, the Company also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company and its subsidiary granted, for the benefit of the investors, to secure the Company’s obligations under the Securities Purchase Agreement and the Debentures, (i) first priority liens on certain assets, in each case subject to permitted liens described in the Security Agreement. In addition, on April 30, 2025, the Company and its subsidiary under the Security Agreement entered into a Subsidiary Guarantee, pursuant to which the Company and its subsidiary guaranteed all of our obligations under the JGB Purchase Agreement and the Debentures.

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

Index
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

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during the three and six months ended June 30, 2025 or 2024.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2025: (unaudited)
Cash and cash equivalents	$31,873,495	$31,873,495	$-	$-

As of December 31, 2024
Cash and cash equivalents	$41,689,591	$41,689,591	$-	$-

The carrying value of the Debentures approximated its fair value as of June 30, 2025 due to the variable interest rate applicable.

Note 5 – Leases

Operating Lease:

The Company maintains a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of June 30,
	2025	2024
Cash paid for finance lease liabilities	$34,925	$34,925

Index
Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2025	$34,925
2026	40,108
2027 and after	26,724
Total future minimum lease payments	101,757
Less imputed interest	(8,647)
Remaining lease liability	$93,110

The Company entered into four financing leases for laboratory equipment with a total cost of $251,959 with four to five-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $6,000.

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	As of June 30, 2025	As of December 31, 2024
Accrued research and development	$178,192	$1,267,627
Accrued professional fees	315,420	657,498
Accrued compensation	988,101	663,399
Accrued interest on debt	-	252,322
Accrued rent	368	368
Total	$1,482,081	$2,841,214

Note 7 – Stock-Based Compensation

In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “Original Plan”) pursuant to which the Company may grant up to 91,367 shares as ISOs, NQs and restricted stock units (“RSUs”), subject to increases as hereafter described (the “Plan Limit”). In addition, on January 1, 2015, and each January 1 thereafter and prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the Original Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors (“Board”) may determine in its discretion. In March 2019, the Company’s Board adopted and the Company’s stockholders approved the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Prior Plan”) which amended and restated the Original Plan in order to remove the annual increase component and was limited to 826,292 shares.

On December 8, 2020, the Company’s Board adopted and on June 17, 2021, the stockholders approved, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”), which amended and restated the Prior Plan. The Restated Plan is identical to the Prior Plan in all material respects, except (a) the number of shares of Common Stock authorized for issuance under the Restated Plan was increased from 826,292 shares to 4,165,535 shares, plus the total number of shares that remained available for issuance, that were not covered by outstanding awards issued under the Prior Plan, immediately prior to December 8, 2020; and (b) the Prior Plan was amended to terminate on December 7, 2030, unless earlier terminated.

On May 19, 2023, the Company’s Board adopted and on July 14, 2023, the stockholders approved, the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Third Restated Plan”), which amended and restated the Restated Plan to increase the total amount of shares authorized for issuance thereunder. The Third Restated Plan was identical to the Restated Plan in all material respects, except, the number of shares of Common Stock authorized for issuance under the Third Restated Plan increased from 4,165,535 to 6,565,535.

Index
On April 28, 2025, the Company’s Board adopted and on June 11, 2025, the stockholders approved, an amendment to the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan, which amendment increased the total amount of shares authorized for issuance under the Third Restated Plan to the sum of (i) 4,165,535 shares of Common Stock, which was the total number of shares of Common Stock authorized for issuance under the Restated Plan, plus (ii) 2,400,000 shares of Common Stock, which reflects the additional shares of Common Stock authorized by the Board under the Third Restated Plan as of its effective date, plus (iii) 3,144,049 shares of Common Stock that were approved at the Company’s 2025 Annual Meeting of Stockholders. As of June 30, 2025 there were 3,409,087 shares available for grant under the Third Restated Plan, as amended.

Pursuant to the terms of the Third Restated Plan, as amended, stock options have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four-year period.

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

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of June 30, 2025, there were 957,407 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$(316,466)	$609,828	$204,061	$1,161,746
General and administrative	764,495	1,185,894	1,497,850	2,263,987
Total	$448,029	$1,795,722	$1,701,911	$3,425,733

Index
The following table summarizes stock option activity for the six months ended June 30, 2025:

Number of Shares
Options outstanding at December 31, 2024	5,373,063
Granted options	1,246,500
Exercised	-
Forfeited and expired	(222,379)
Options outstanding at June 30, 2025	6,397,184
Vested and expected to vest at June 30, 2025	6,397,184
Exercisable at June 30, 2025	3,796,123

The weighted average exercise price of all outstanding options as of June 30, 2025 was $5.88.

The Company granted 800,000 performance-based restricted stock units during the three and six months ended June 30, 2025. All performance-based restricted stock units were unvested as of June 30, 2025. No performance-based restricted stock units were granted in 2024. The fair value of performance-based restricted stock units was determined as the closing price of the Company’s stock on the grant date.

Note 8 – Income Taxes

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2025 and therefore there will be no current income tax expense.  The Company recorded a full valuation allowance against the net deferred tax assets as of June 30, 2025 and December 31, 2024. Consequently, the Company recorded no income tax benefit due to realization uncertainties.

The Company is subject to a U.S. federal statutory income tax rate of 21%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2025 is the anticipated full year operating loss which will require a full valuation allowance against any associated net deferred tax assets.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of June 30, 2025, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and six months ended June 30, 2025 or for the year ended December 31, 2024.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $1.2 million and $0.9 million of income tax benefit, net of transaction costs in the six months ended June 30, 2025 and 2024, respectively.

Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and six months ended June 30, 2025 was $64,200 and $129,900 respectively, compared to the three and six months ended June 30, 2024 of $66,000 and $132,000, respectively.

Index
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

Legal Proceedings

The Company is currently not a party to, and the Company’s property is not currently the subject of any material pending legal proceedings. The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes that may not be predictable with assurance.

Note 10 – Venture Loan and Security Agreement

In August 2022, the Company entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation, as a lender and collateral agent for itself and the other Lenders, and the other persons party thereto from time to time as lenders. The Company’s indebtedness under the Loan and Security Agreement was retired and satisfied in full with a portion of the proceeds received from the Securities Purchase Agreement, as discussed above.

The Company recognized interest expense of $277,859 and $1,206,035, and $1,184,294 and $2,355,053 for the three and six months ended June 30, 2025 and 2024, respectively and $82,329 and $354,907, and $283,774 and $554,010 was related to the amortization of the debt discount for the three and six months ended June 30, 2025 and 2024, respectively.

During the three months ended June 30, 2025, the Company recognized $1,107,005 of interest expense associated with extinguishment of debt recorded under the Loan and Security Agreement.

Note 11 – Securities Purchase Agreement

On April 30, 2025, the Company entered into a Securities Purchase Agreement with certain third-party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell (i) senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $22,222,222 which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the Securities Purchase Agreement and (ii) warrants to purchase up to 1,000,000 shares of the Company’s common stock, for an exercise price of $2.52 per share, subject to adjustments as set forth in the warrants, for a total purchase price of $20,000,000.  The maturity date of the Debentures is April 30, 2028 unless earlier redeemed, repurchased, or converted. Partial repayment at $500,000 per month may commence at the option of the lenders beginning August 28, 2025.

The Debentures are convertible, at the option of the lenders, into the Company’s shares of common stock, if fully converted at the initial principal amount, at a conversion price of $2.52 per share, to 8,818,340 shares of common stock.

Index
Warrants issued under the Securities Purchase Agreement and common shares issuable upon conversion are subject to customary adjustments for stock splits. No anti-dilution provisions apply. The warrants are equity classified in accordance with ASC 815-40.

Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire the Company’s indebtedness under the Loan and Security Agreement.

The coupon rate of the Debentures is the prime rate plus 5.0%, provided that if the prime rate would be less than 6.0%, the coupon rate under the Debentures will be deemed to be 6.0% + 5.0%.

Issuance costs for the Debentures of $762,116 were recorded as a debt discount. As of June 30, 2025, the effective annual interest rate of the Debentures was approximately 24.1%.

For the three and six months ended June 30, 2025, the Company recognized interest expense of $757,257.  For the three and six months ended June 30, 2025, the Company amortized $278,862 of the debt discount, and as of June 30, 2025, had a remaining debt discount balance of $3,778,566.

Note 12 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit of all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $51,293 and $116,833 for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024 of $46,995 and $113,483, respectively.

Note 13 – Segment Reporting

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

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment expenses
Salaries and Benefits	$2,857,617	$4,124,151	$6,686,838	$8,307,421
Professional fees	1,278,581	1,688,412	2,405,627	2,765,678
General administrative expenses	387,897	378,905	732,251	743,567
Clinical development expenses	2,017,145	1,004,848	2,455,049	2,846,909
Other development expenses	1,082,111	1,487,988	4,449,344	4,118,356
Total operating and segment expenses	$7,623,351	$8,684,304	$16,729,109	$18,781,931

Interest income	333,624	675,209	711,473	1,344,104
Interest expense	(2,144,481)	(1,187,971)	(3,075,359)	(2,362,716)
Benefit from income taxes	-	869,169	1,169,820	869,169
Segment and consolidated net loss	$(9,434,208)	$(8,327,897)	$(17,923,175)	$(18,931,374)

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

●
the timing for the Company or its partners to initiate the planned clinical trials for its Versamune® products, including PDS0101 (Versamune® HPV), PDS0103 (Versamune® MUC1), and others, alone or in combination with PDS01ADC, as well as Infectimune® based clinical candidates and the future success of such trials;

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

Recent Developments

In March 2025, we announced the initiation of our VERSATILE-003 Phase 3 clinical trial evaluating PDS0101 (Versamune® HPV) in HPV16-positive first-line treatment of recurrent/metastatic head and neck squamous cell carcinoma.

In July 2025, we announced that the colorectal cancer cohort of a phase 2 clinical trial with PDS01ADC met the pre-defined criteria for expansion to stage 2 following positive stage 1 results.

Clinical Candidate Pipeline

VERSATILE-003: PDS0101 (Versamune® HPV) + pembrolizumab

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

In this trial sponsored by PDS Biotech, patients whose cancer has returned following initial treatment or spread will be treated with the combination of PDS0101and Keytruda® to evaluate if the addition of PDS0101 might improve the efficacy reported in published studies of Keytruda® alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care Keytruda® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is the objective response rate, or ORR, at six months following initiation of treatment. There are two cohorts in the trial. Cohort 1 is for patients who have yet to be treated with an immune checkpoint inhibitor (ICI naïve) and cohort 2 which consists of patients who have failed immune checkpoint inhibitor therapy (ICI resistant).

Index
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

●	60% (33/55) of patients had CPS score of 1-19 (who generally have a weaker response to Keytruda®), and 40% (22/55) have CPS score ≥20 (who generally have a stronger response to Keytruda®).

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
●
The combination of PDS0101and Keytruda® appeared to be well tolerated with 11% (7/62) of patients experienced Grade 3 treatment-related adverse events (TRAE) and 2% (1/62) experienced Grade 4 or 5 TRAE; published results report 13-17% Grade 3-5 TRAE with approved ICI monotherapy.

●	60% (32/53) of patients had CPS score of 1-19 (who generally have a weaker response to Keytruda®), and 40% (21/53) have CPS score ≥20 (who generally have a higher response to Keytruda®).

Index
During the May 2024 event, we also announced an updated clinical strategy with a two-part registrational trial focused on the double combination of Versamune® HPV + pembrolizumab, accompanied by an investigation of the triple combination of PDS0101 + PDS01ADC + pembrolizumab as a first line treatment in HPV16-positive recurrent/metastatic HNSCC.

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

In August 2024, we provided an update to our clinical strategy following discussions with the FDA.  During the August 2024 update, we announced our intent to initiate a registrational study in first line treatment in HPV16-positive recurrent/metastatic HNSCC with the double combination of PDS0101 + pembrolizumab.

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

In June 2025, we announced publication of an abstract at the American Society of Clinical Oncology (ASCO) Annual Meeting with updated data from VERSATILE-002.  Main elements of the update were as follows:

●	Median Overall Survival (mOS) was 30.0 months overall; 39.9 months for patients with CPS≥20; 26.1 months for patients with CPS 1-19.
●	Median Progression Free Survival (mPFS) was 6.3 months overall; 14.1 months for patients with CPS≥20; 5.1 months for patients with CPS 1-19
●	Objective Response Rate (ORR) was 35.8% overall; 47.6% for patients with CPS≥20; 28.1% for patients with CPS 1-19
●	Tumor shrinkage of 90-100% was 20.8% overall; 28.6% for patients with CPS≥20; 15.6% for patients with CPS 1-19
●	Disease Control Rate (DCR) was 77.4% overall; 81.0% for patients with CPS≥20; 75.0% for patients with CPS 1-19
●	Median Duration of Response (DoR) was 21.8 months overall; not yet estimable for patients with CPS≥20; 21.8 months for patients with CPS 1-19

National Cancer Institute: PDS0101 + PDS01ADC +Bintrafusp Alfa

In June 2020, the first patient was dosed under a Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating PDS0101 with PDS01ADC, and M7824 (Bintrafusp alfa), which is owned by EMD Serono (Merck KGaA) in patients with advanced HPV-positive cancers who have failed prior treatment. In February 2021, the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of IC -resistant patients for assessment of safety and activity of the triple combination. The trial has been closed for enrollment. Preliminary efficacy assessment of the triple combination in this added group of 29 ICI resistant patients has been completed and evaluation of long-term patient survival is ongoing.

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

MD Anderson Cancer Center (IMMUNOCERV): PDS0101 + Chemoradiotherapy

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

Mayo Clinic: PDS0101 (Versamune® HPV) Monotherapy and in combination with Keytruda®

In February 2022, we initiated an IIT, MC200710, for PDS0101 alone or in combination with the immune checkpoint inhibitor, Keytruda®, in patients with HPV-positive oropharyngeal cancer (HPV(+) OPSCC) at high risk of recurrence. The trial is conducted by the Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial allows us to better understand the activity of PDS0101 alone or in combination with Keytruda® in earlier stages of disease.

Index
In this trial, treatment will be administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. PDS0101 has been shown to induce killer T cells that target and kill HPV-positive cancers, either alone or in combination with ICIs in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-positive cancers. The trial will explore whether Versamune®HPV with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

PDS0103 (Versamune® MUC1)

In April 2020, the above mentioned CRADA between PDS Biotech and the NCI was expanded beyond PDS0101 (Versamune® HPV) to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by PDS Biotech and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by us.

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

In March 2025, we announced FDA clearance of our IND application for the combination of PDS0103 and PDS01ADC in treatment of metastatic colorectal cancer.

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

Current Clinical Pipeline of Versamune®, and PDS01ADC Based Therapies

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $17.9 million, and $18.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $200.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of June 30, 2025, we had $31.9 million in cash and cash equivalents.

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

Index
Results of Operations

The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase ( Decrease)
	2025	2024	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$4,213	$4,528	$(315)	(7)%
General and administrative expenses	3,410	4,156	(746)	(18)%
Total operating expenses	7,623	8,684	(1,061)	(12)%
Loss from operations	(7,623)	(8,684)	1,061	(12)%
Interest income (expense), net	(1,811)	(513)	(1,298)	253%
Benefit from income taxes	-	869	(869)	100%
Net loss and comprehensive loss	$(9,434)	$(8,328)	$(1,106)	13%

Research and Development Expenses

Research and development (R&D) expenses decreased to $4.2 million for the three months ended June 30, 2025 from $4.5 million for the three months ended June 30, 2024. The decrease of $0.3 million was primarily attributable to a decrease of $0.4 million in manufacturing costs, a decrease of $0.9 million in personnel costs, offset by an increase of $1.0 million in clinical trial costs

General and Administrative Expenses

General and administrative expenses decreased to $3.4 million for the three months ended June 30, 2025 from $4.2 million for the three months ended June 30, 2024. The decrease of $0.8 million was primarily attributable to a decrease of $0.4 million in personnel costs and $0.4 million in professional fees.

Benefit from Income Taxes

Income tax benefit was $0 for the three months ended June 30, 2025 and $0.9 million for the three months ended June 30, 2024. The decrease of $0.9 million was due to the timing of proceeds received from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) Program. The tax benefit of $1.2 million was received in March 2025 and reflected as an income tax benefit for the three months ended March 31, 2025.

Comparison of the Six months June 30, 2025 and 2024

The following table summarizes the results of our operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$10,044	$11,232	$(1,188)	(11)%
General and administrative expenses	6,685	7,550	(865)	(11)%
Total operating expenses	16,729	18,782	(2,053)	(11)%
Loss from operations	(16,729)	(18,782)	2,053	(11)%
Interest income (expense), net	(2,364)	(1,019)	(1,345)	132%
Benefit from income taxes	1,170	869	301	35%
Net loss and comprehensive loss	$(17,923)	$(18,932)	$1,009	(5)%

Index
Research and Development Expenses

Research and development expenses decreased to $10.0 million for the six months ended June 30, 2025 from $11.2 million for the six months ended June 30, 2024. The decrease of $1.2 million was primarily attributable to a decrease of $0.5 million manufacturing and quality costs, a decrease of $1.1 million in personnel costs offset by an increase of $0.4 million in clinical trial costs.

General and Administrative Expenses

General and administrative expenses decreased to $6.7 million for the six months ended June 30, 2025 from $7.6 million for the six months ended June 30, 2024. The decrease of $0.9 million was primarily attributable to a decrease of $0.5 million in personnel costs and $0.4 million in professional fees.

Benefit from Income Taxes

Income tax benefit was $1.2 million for the six months ended June 30, 2025 and $0.9 million for the six months ended June 30, 2025. The increase of $0.3 million was due to an increase in the amount of New Jersey NOL carryforwards sold when compared to the comparable period. The New Jersey Economic Development Authority (NJEDA), Technology Business Tax Certificate Transfer (NOL) program has a lifetime cap of $20 million per business. We have reached the cap and we will no longer be eligible to participate in the program.

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

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and we have also provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement in accordance with its terms. In August 2024, we entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. For the year ended December 31, 2024, we sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement and 1,108,105 shares of common stock for a net value of $3.2 million pursuant to the New Sales Agreement.

During the three and six months ended June 30, 2025, we sold 960,511 and 1,165,861 shares, respectively, of our common stock with a net value of $1.5 million and $1.8 million, respectively, pursuant to the New Sales Agreement. During the three and six months ended June 30, 2024, we sold 0 and 3,428,681 shares, respectively, of its common stock with a net value of $0 and $19.5 million, respectively, pursuant to the Sales Agreement.

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

Index
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

On April 30, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain third party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, the we agreed to sell (i) senior secured convertible debentures in an aggregate principal amount of $22,222,222 (collectively, the “Debentures”) and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20,000,000. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire our indebtedness under the Loan and Security Agreement. The remaining proceeds from the transactions contemplated by the Securities Purchase Agreement will be used for general corporate purposes and transaction expenses. Pursuant to the Debentures, we must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. In addition, for as long as any portion of the Debentures remain outstanding, we are generally restricted from: incurring indebtedness; granting or suffering liens on any of our property or assets; amending our organizational documents; repurchasing any of our securities; paying dividends; selling, disposing, licensing or leasing our assets other than in the ordinary course; and other customary restrictive covenants. Beginning on August 28, 2025, the holders of the Debentures may require us to redeem a portion of the Debentures in an amount up to $500,000 per calendar month in the aggregate by providing written notice to us. In connection with the Securities Purchase Agreement, on April 30, 2025, we also entered into a Security Agreement (the “Security Agreement”), pursuant to which we and our subsidiary granted, for the benefit of the investors, to secure our obligations under the Securities Purchase Agreement and the Debentures, (i) first priority liens on certain assets, in each case subject to permitted liens described in the Security Agreement. In addition, on April 30, 2025, we and our subsidiary entered into a Subsidiary Guarantee, pursuant to which we and our subsidiary guaranteed all of our obligations under the JGB Purchase Agreement and the Debentures.

As of June 30, 2025, we had $31.9 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Index
Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(18,133)	$(18,796)
Net cash used in investing activities	-	(29)
Net cash provided by financing activities	8,317	19,998
Net (decrease) increase in cash and cash equivalents	$(9,816)	$1,173

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.1 million and $18.8 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in net cash used in operating activities of $0.7 million was primarily due to a decrease in non-cash stock-based compensation expense of $1.7 million offset by a decrease in net loss of $1.0 million and changes in the timing of working capital requirements, including changes in prepaid expenses and other assets, accrued expenses and accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $0, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 decreased by $11.7 million primarily due to a $22.8 million decrease in proceeds due to the repayment of the Loan and Security Agreement, a $17.7 million decrease in proceeds from the issuance of common stock from the Sales Agreement, a $0.5 million decrease in proceeds from the exercise of stock options, offset by a $19.2 million increase in proceeds from the Securities Purchase Agreement and a $10.2 million increase in proceeds from the issuance of common stock, warrants and pre-funded warrants from the February 2025 Offering.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. Our budgeted cash requirements in 2025 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations. While we intend to finance our cash needs principally through equity or debt financings, collaborations, strategic alliances, or license agreements with third parties, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. In addition, the securities Purchase Agreement allows for the lenders to call the outstanding balance of the term loans if we fail to maintain the minimum cash balances outlined in the Securities Purchase Agreement. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these unaudited Condensed Consolidated Financial Statements.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Interest Rate Risk

We are exposed to market related changes in interest rates. As of June 30, 2025, our cash equivalents consisted of bank deposits and money market accounts. Additionally, the aggregate principal balance under the Debentures bears a floating interest pegged to the prime rate.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates have not been material to us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended June 30, 2025 contained in this Quarterly Report on Form 10-Q.

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

We have incurred net losses and utilized cash in operations since inception. We believe that with the receipt of the net proceeds from the transactions contemplated by that certain securities purchase agreement dated April 30, 2025, between us and certain accredited investors and JGB Collateral LLC, as collateral agent for the investors, or the JGB Purchase Agreement, together with our existing cash and cash equivalents, and after taking into account the minimum cash covenant pursuant to the terms of the JGB Purchase Agreement, based on our current business plan we will be able to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. Based on recurring losses from operations incurred since inception, the expectation of continued operating losses and the need to raise additional capital to finance our future operations, we have determined that there is substantial doubt about our ability to continue as a going concern within 12 months from the date of this Quarterly Report. We will continue to seek to raise additional capital, but without additional financing we may not be able to continue as a going concern.

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

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment.

Index
Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness issued pursuant to the transactions contemplated by that certain securities purchase agreement with JGB, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In April 2025, we entered into the JGB Purchase Agreement for the sale of (i) Senior Secured Convertible Debentures, or the Debentures, in an aggregate principal amount of $22,222,222 and (ii) warrants to purchase up to 1,000,000 shares of our common stock, for an exercise price of $2.52 per share. Beginning on August 28, 2025, the holders of Debentures may require us to redeem a portion of the Debentures of up to $500,000 in the aggregate per calendar month by providing written notice to us. To secure our obligations under the JGB Purchase Agreement and the Debentures, we granted the investors a first priority lien on substantially all of our assets, including intellectual property, or the Collateral.

Under the Debentures, we must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. In addition, for as long as any portion of the Debentures remain outstanding, we are generally subject to covenants restricting us from: incurring indebtedness; granting or suffering liens on any of our property or assets; amending our organizational documents; repurchasing any of our securities; paying dividends; selling, disposing, licensing or leasing our assets other than in the ordinary course; and other customary restrictive covenants.

A breach of any of the covenants under the Debentures could result in a default under the Debentures. Upon the occurrence of an event of default under the Debentures, the investors could elect to declare all amounts outstanding, if any, to be immediately due and payable. If there are any amounts outstanding that we are unable to repay, the investors could proceed against the Collateral granted to it to secure such indebtedness.

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

Changes in regulations and policies by the new U.S. administration and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. For example, in April 2025, increased tariffs were imposed on all countries and individualized “reciprocal” higher tariffs on certain countries with which the United States has the largest trade deficits, with the highest tariffs imposed on imports from China. China and other countries responded by announcing retaliatory tariffs on U.S. imports. A few days later, the tariffs imposed on most countries were reduced to 10 percent, with the exception of China, for a period of 90 days to allow trade negotiations with those countries. It is unclear whether the tariff increases with China will continue to escalate. The tariff increases have significantly disrupted the global markets and may significantly escalate tensions between the U.S. and other countries, especially China. The extent of the impact that such tariffs, trade policies, or new legislation or regulations will have on our business specifically, or on the U.S. market and global economy generally, are uncertain and in the long term, unpredictable, and could adversely affect our business, financial condition, and results of operations. The continued impact of these tariffs may impair our plans for further drug development in the U.S. market as well as our ability to generate revenues.

The current U.S. administration has recently issued regulations to restrict direct and indirect investment by U.S. persons into companies with specified connections to China that use specific technologies of concern. Such changes in the regulations and policies by the current U.S. administration and the resulting political and economic uncertainty materially impact our operations and those of our third-party service providers and reduce our ability to access capital, which could negatively affect our liquidity and adversely affect our business and the value of our common stock. The new U.S. administration may also enact other new regulations or policies that affect trade with China or otherwise impact the pharmaceutical industry by enacting laws to restrict U.S. pharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of pharmaceutical products. In April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. Further, in April 2025, an executive order to lower prescription drug prices was signed. The details of such proposed regulations and policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business.

Index
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

Although our business has not been materially impacted by the tariffs adopted to date or adverse effects of geopolitical events, natural or man-made disasters or other business disruptions to date, such matters may affect our business in the future and it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of such adverse geopolitical events, natural or man-made disasters or other business disruptions and actual or perceived political or economic instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

The political and economic environment in the United States could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by a new U.S. presidential administration may directly affect us and the global economy.

The political and economic environment in the United States and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. For example, significant layoffs or turnover at FDA could affect the FDA’s ability to respond to regulatory filings. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price.

Further, the new U.S. administration and congressional seat turnover may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the pharmaceutical industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2025, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the buyers that are parties thereto (each, including its successors and assigns, a “Buyer” and collectively, the “Buyers”) and JGB Collateral LLC, a Delaware limited liability company, as collateral agent. Pursuant to the Purchase Agreement, the Company agreed to sell to the Buyers (i) Senior Secured Convertible Debentures (the “Debentures”) in an aggregate principal amount of $22,222,222 and (ii) warrants to purchase up to 1,000,000 shares of its common stock, for an exercise price of $2.52 per share (the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20,000,000. The transactions contemplated by the Purchase Agreement were consummated on April 30, 2025. The issuance of the Debentures and Warrants was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1+
Securities Purchase Agreement, dated April 30, 2025, by and among PDS Biotechnology Corporation, the purchasers named therein, and JGB Collateral LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 2, 2025).

10.2*
Amendment Agreement entered into as of May 20, 2025, by and among JGB Capital, L.P., JGB Partners, L.P., JGB Capital Offshore Ltd. and Alto Opportunity Master Fund SPC – Segregated Master Portfolio B, PDS Biotechnology Corporation and JGB Collateral LLC.

10.3
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

10.5	Form of Subsidiary Guarantee (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on May 6, 2025).

10.6
Amendment to the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2025).

10.7*	Form of Restricted Stock Units Agreement under the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

•	Filed herewith (unless otherwise noted as being furnished herewith)

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

August 13, 2025	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 13, 2025	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer
(Principal Financial and Accounting Officer)