Form 10-Q
period 2025-09-30
PDS Biotechnology Corp
filed 2025-11-13
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of November 6, 2025 was 48,980,307.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$26,198,652	$41,689,591
Prepaid expenses and other assets	1,694,258	3,364,852
Total current assets	27,892,910	45,054,443

Noncurrent assets:
Prepaid expenses	6,554,064	-
Property and equipment, net	125,643	142,020
Financing lease right-to-use assets	133,184	162,194

Total assets	$34,705,801	$45,358,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,180,928	$1,684,868
Accrued expenses	2,104,390	2,841,214
Note payable - short term	6,000,000	12,500,000
Financing lease obligation-short term	44,142	61,119
Total current liabilities	13,329,460	17,087,201

Noncurrent liabilities:
Note payable, net of debt discount	11,889,314	9,204,755
Financing lease obligation-long term	33,517	61,853
Total liabilities	$25,252,291	$26,353,809

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 150,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 47,705,442 and 37,987,380 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	15,744	12,536
Additional paid-in capital	218,481,351	201,103,311
Accumulated deficit	(209,043,585)	(182,110,999)
Total stockholders’ equity	9,453,510	19,004,848

Total liabilities and stockholders’ equity	$34,705,801	$45,358,657

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$4,576,389	$6,803,900	$14,620,308	$18,035,762
General and administrative expenses	3,563,753	3,374,794	10,248,943	10,924,863
Total operating expenses	8,140,142	10,178,694	24,869,251	28,960,625

Loss from operations	(8,140,142)	(10,178,694)	(24,869,251)	(28,960,625)

Interest income (expenses), net
Interest income	281,109	666,770	992,582	2,010,874
Interest expense	(1,150,378)	(1,214,734)	(4,225,737)	(3,577,450)
Interest income (expenses), net	(869,269)	(547,964)	(3,233,155)	(1,566,576)

Loss before income taxes	(9,009,411)	(10,726,658)	(28,102,406)	(30,527,201)
Benefit from income taxes	-	-	1,169,820	869,169
Net loss and comprehensive loss	(9,009,411)	(10,726,658)	(26,932,586)	(29,658,032)

Per share information:
Net loss per share, basic and diluted	$(0.19)	$(0.29)	$(0.60)	$(0.82)

Weighted average common shares outstanding, basic, and diluted	46,869,531	36,806,592	44,648,508	36,107,900

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Common Stock		Additional
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2024	33,094,521	$10,921	$170,620,641	$(144,500,615)	$26,130,947
Stock-based compensation expense	-	-	1,630,011	-	1,630,011
Issuances of common stock from the Sales Agreement, net	3,428,681	1,131	19,493,342	-	19,494,473
Issuances of common stock, from exercise of stock options	156,073	52	531,039	-	531,091
Net loss	-	-	-	(10,603,477)	(10,603,477)
Balance - March 31, 2024	36,679,275	$12,104	$192,275,033	$(155,104,092)	$37,183,045
Stock-based compensation expense	-	-	1,795,722	-	1,795,722
Issuance of common stock for consulting agreement	100,000	33	266,967	-	267,000
Net loss	-	-	-	(8,327,897)	(8,327,897)
Balance - June 30, 2024	36,779,275	$12,137	$194,337,722	$(163,431,989)	$30,917,870
Stock-based compensation expense	-	-	1,778,272	-	1,778,272
Amortization of issuance costs related to the Sales Agreement	-	-	(67,179)	-	(67,179)
Issuances of common stock from exercise of stock options	40,535	13	98,487	-	98,500
Net loss	-	-	-	(10,726,658)	(10,726,658)
Balance - September 30, 2024	36,819,810	$12,150	$196,147,302	$(174,158,647)	$22,000,805

	Common Stock		Additional
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2025	37,987,380	$12,536	$201,103,311	$(182,110,999)	$19,004,848
Stock-based compensation expense	-	-	1,253,882	-	1,253,882
Issuance of common stock for consulting agreement	100,000	33	126,967	-	127,000
Issuance of common stock per vendor contract	50,000	17	76,484	-	76,501
Issuances of common stock from the Sales Agreement, net	205,350	68	306,047	-	306,115
Issuances of common stock, net of issuance costs	6,396,787	2,111	6,919,908	-	6,922,019
Issuance of pre-funded warrants	-	-	1,009,969	-	1,009,969
Issuance of warrants	-	-	2,150,771	-	2,150,771
Exercise of pre-funded warrants	706,334	233	(162)	-	71
Net loss	-	-	-	(8,488,967)	(8,488,967)
Balance - March 31, 2025	45,445,851	$14,998	$212,947,177	$(190,599,966)	$22,362,209
Stock-based compensation expense	-	-	448,029	-	448,029
Issuances of common stock from the Sales Agreement, net	960,511	317	1,460,325	-	1,460,642
Issuances of common stock, net of issuance costs	-	-	50,000	-	50,000
Issuance of warrants	-	-	1,073,089	-	1,073,089
Exercise of pre-funded warrants	227,000	75	(52)	-	23
Net loss	-	-	-	(9,434,208)	(9,434,208)
Balance - June 30, 2025	46,633,362	$15,390	$215,978,568	$(200,034,174)	$15,959,784
Stock-based compensation expense	-	-	1,246,485	-	1,246,485
Issuances of common stock from the Sales Agreement, net	1,072,080	354	1,256,298	-	1,256,652
Net loss	-	-	-	(9,009,411)	(9,009,411)
Balance - September 30, 2025	47,705,442	$15,744	$218,481,351	$(209,043,585)	$9,453,510

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,932,586)	$(29,658,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,948,396	5,204,005
Issuance of shares in consulting agreements	203,501	267,000
Amortization of debt discount	1,079,427	859,135
Loss on retirement of debt	752,838	-
Depreciation expense	16,377	15,654
Finance lease depreciation expense	29,010	29,010
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,883,470)	114,499
Accounts payable	3,496,060	(5,681,904)
Accrued expenses	(758,980)	2,054,849
Net cash used in operating activities	(24,049,427)	(26,795,784)

Cash flows from investing activities:
Purchase of equipment	-	(29,000)
Net cash used in investing activities	-	(29,000)

Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants	1,009,969	-
Proceeds from issuance of warrants	2,150,771	-
Proceeds from exercise of pre-funded warrants	94	-
Proceeds from exercise of stock options	-	629,591
Payments of finance lease obligations	(45,313)	(41,366)
Loan principal payments	(5,166,667)	-
Loan repayment	(18,645,833)	-
Net proceeds from issuance of loan	19,237,884	-
Proceeds from issuance of common stock from the Sales Agreement, net	3,023,409	19,427,294
Proceeds from issuance of common stock, net of issuance costs	6,994,174	-
Net cash provided by financing activities	8,558,488	20,015,519

Net decrease in cash and cash equivalents	(15,490,939)	(6,809,265)
Cash and cash equivalents at beginning of period	41,689,591	56,560,517

Cash and cash equivalents at the end of period	$26,198,652	$49,751,252

Supplemental information of cash and non-cash transactions:

Cash paid for interest	$2,284,553	$2,721,354

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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of September 30,
	2025	2024
Stock options to purchase Common Stock	7,196,088	5,522,585
Warrants to purchase Common Stock	8,757,034	462,183
Total	15,953,122	5,984,768

Index
(I)	Income taxes:

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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance amendments add a new scope exception in ASC 815 for certain contracts and clarifies the accounting for share-based payments to a customer. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The guidance amendments remove all references to a prescriptive and sequential software development method, also referred to as “project stages” throughout Subtopic 350-40, and specify new requirements for determining when to begin capitalization of capitalizable project costs. The amendments in this update are effective for all entities for annual reporting period beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that the new guidance will have on our consolidated financial statements.

Note 3 – Liquidity and Capital Resources

As of September 30, 2025, the Company had $26.2 million in cash and cash equivalents. The Company’s primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable.

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

In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. In August 2024, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. For the year ended December 31, 2024, the Company sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement and 1,108,105 shares of common stock for a net value of $3.2 million pursuant to the New Sales Agreement. During the three and nine months ended September 30, 2025, the Company sold 1,072,080 and 2,237,941 shares, respectively, of its common stock with a net value of $1.3 million and $3.0 million, respectively, pursuant to the New Sales Agreement. During the three and nine months ended September 30, 2024, the Company sold 0 and 3,428,681 shares, respectively, of its common stock with a net value of $0 and $19.4 million, respectively, pursuant to the Sales Agreement.

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

On April 30, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain third party lenders and JGB Collateral LLC,  as collateral agent. Pursuant to the Securities Purchase Agreement, the Company agreed to sell (i) senior secured convertible debentures (the “Debentures”), in an aggregate principal amount of $22,222,222 and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20,000,000. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire the Company’s indebtedness under the Loan and Security Agreement. The remaining proceeds from the transactions contemplated by the Securities Purchase Agreement will be used for general corporate purposes and transaction expenses. Pursuant to the Debentures, the Company must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. In addition, for as long as any portion of the Debentures remain outstanding, the Company is generally restricted from: incurring indebtedness; granting or suffering liens on any of its property or assets; amending its organizational documents; repurchasing any of its securities; paying dividends; selling, disposing, licensing or leasing our assets other than in the ordinary course; and other customary restrictive covenants. Effective as of August 28, 2025, the holders of the Debentures may require the Company to redeem a portion of the Debentures in an amount up to $500,000 per calendar month in the aggregate by providing written notice to the Company. During the three months ended September 30, 2025, the Company redeemed an aggregate of $1,000,000 of the principal amount of Debentures. In connection with the Securities Purchase Agreement, on April 30, 2025, the Company also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company and its subsidiary granted, for the benefit of the investors, to secure the Company’s obligations under the Securities Purchase Agreement and the Debentures, (i) first priority liens on certain assets, in each case subject to permitted liens described in the Security Agreement. In addition, on April 30, 2025, the Company and its subsidiary under the Security Agreement entered into a Subsidiary Guarantee, pursuant to which the Company and its subsidiary guaranteed all of our obligations under the JGB Purchase Agreement and the Debentures.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q in accordance with ASC Subtopic 205-40, Going Concern. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Debentures allow for the lenders to call the outstanding balance of the Debentures if the Company fails to maintain the minimum cash balances outlined in the Debentures.

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

Note 4 – Fair Value of Financial Instruments

There were no transfers among Levels 1, 2, or 3 during the three and nine months ended September 30, 2025 or 2024.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2025: (unaudited)
Cash and cash equivalents	$26,198,652	$26,198,652	$-	$-

As of December 31, 2024
Cash and cash equivalents	$41,689,591	$41,689,591	$-	$-

The carrying value of the Debentures approximated its fair value as of September 30, 2025 due to the variable interest rate applicable.

Note 5 – Leases

Operating Lease:

The Company maintains a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of September 30,
	2025	2024
Cash paid for finance lease liabilities	$52,388	$52,388

Index
Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2025	$17,462
2026	40,108
2027 and after	26,724
Total future minimum lease payments	84,294
Less imputed interest	(6,635)
Remaining lease liability	$77,659

The Company entered into four financing leases for laboratory equipment with a total cost of $251,959 with four to five-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $6,000.

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	As of September 30, 2025	As of December 31, 2024
Accrued research and development	$142,149	$1,267,627
Accrued professional fees	488,491	657,498
Accrued compensation	1,470,312	663,399
Accrued interest on debt	-	252,322
Accrued rent	3,438	368
Total	$2,104,390	$2,841,214

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

Index
On April 28, 2025, the Company’s Board adopted and on June 11, 2025, the stockholders approved, an amendment to the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan, which amendment increased the total amount of shares authorized for issuance under the Third Restated Plan to the sum of (i) 4,165,535 shares of Common Stock, which was the total number of shares of Common Stock authorized for issuance under the Restated Plan, plus (ii) 2,400,000 shares of Common Stock, which reflects the additional shares of Common Stock authorized by the Board under the Third Restated Plan as of its effective date, plus (iii) 3,144,049 shares of Common Stock that were approved at the Company’s 2025 Annual Meeting of Stockholders. As of September 30, 2025, there were 3,410,183 shares available for grant under the Third Restated Plan, as amended.

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

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of September 30, 2025, there were 957,407 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$477,592	$608,624	$681,654	$1,770,370
General and administrative	768,893	1,169,648	2,266,742	3,433,635
Total	$1,246,485	$1,778,272	$2,948,396	$5,204,005

The following table summarizes stock option activity for nine months ended September 30, 2025:

Number of Shares
Options outstanding at December 31, 2024	5,373,063
Granted options	1,246,500
Exercised	-
Forfeited and expired	(223,475)
Options outstanding at September 30, 2025	6,396,088
Vested and expected to vest at September 30, 2025	6,396,088
Exercisable at September 30, 2025	3,980,787

Index
The weighted average exercise price of all outstanding options as of September 30, 2025 was $5.18.

The Company granted 0 and 800,000 performance-based restricted stock units during the three and nine months ended September 30, 2025, respectively. All performance-based restricted stock units were unvested as of September 30, 2025 and no stock-based compensation expense was recognized, as it was not probable that the performance condition will be met under ASC 718. No performance-based restricted stock units were granted in 2024. The fair value of performance-based restricted stock units was determined as the closing price of the Company’s stock on the grant date.

Note 8 – Income Taxes

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2025 and therefore there will be no current income tax expense.  The Company recorded a full valuation allowance against the net deferred tax assets as of September 30, 2025 and December 31, 2024. Consequently, the Company recorded no income tax benefit due to realization uncertainties.

The Company is subject to a U.S. federal statutory income tax rate of 21%. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2025 is the anticipated full year operating loss which will require a full valuation allowance against any associated net deferred tax assets.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of September 30, 2025, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and nine months ended September 30, 2025 or for the year ended December 31, 2024.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $1.2 million and $0.9 million of income tax benefit, net of transaction costs in the nine months ended September 30, 2025 and 2024, respectively. There were no New Jersey NOL carryforwards sold during the three months ended September 30, 2025 and 2024, respectively.

Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and nine months ended September 30, 2025 was $64,200 and $194,100 respectively, compared to the three and nine months ended September 30, 2024 of $68,770 and $200,770, respectively.

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

Index
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

Note 10 – Venture Loan and Security Agreement

In August 2022, the Company entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation, as a lender and collateral agent for itself and the other Lenders, and the other persons party thereto from time to time as lenders. The Company’s indebtedness under the Loan and Security Agreement was retired and satisfied in full with a portion of the proceeds received from the Securities Purchase Agreement, as discussed throughout the notes to the condensed consolidated financial statements.

The Company recognized interest expense of $0 and $1,206,035, and $1,211,375 and $3,566,428 for the three and nine months ended September 30, 2025 and 2024, respectively and $0 and $354,907, and $305,125 and $859,135 was related to the amortization of the debt discount for the three and nine months ended September 30, 2025 and 2024, respectively.

Note 11 – Securities Purchase Agreement

On April 30, 2025, the Company entered into a Securities Purchase Agreement with certain third-party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell (i) senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $22,222,222 which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the Securities Purchase Agreement and (ii) warrants to purchase up to 1,000,000 shares of the Company’s common stock, for an exercise price of $2.52 per share, subject to adjustments as set forth in the warrants, for a total purchase price of $20,000,000.  The maturity date of the Debentures is April 30, 2028 unless earlier redeemed, repurchased, or converted. Effective as of August 28, 2025, the lenders may require the Company to redeem up to $500,000 of the principal amount of the Debentures per month upon written notice to the Company. During the three months ended September 30, 2025, the Company redeemed an aggregate of $1,000,000 of the principal amount of the Debentures.

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

Issuance costs for the Debentures of $762,116 were recorded as a debt discount. As of September 30, 2025, the effective annual interest rate of the Debentures was approximately 24.1%.

For the three and nine months ended September 30, 2025, the Company recognized interest expense of $1,148,365 and $1,905,622, respectively.  For the three and nine months ended September 30, 2025, the Company amortized $445,658 and $724,520, respectively, of the debt discount, and as of September 30, 2025, had a remaining debt discount balance of $3,332,908.

Index
Note 12 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit of all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The 401(k) employer contributions were $47,145 and $163,978 for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 of $38,304 and $151,787, respectively.

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

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment expenses
Salaries and Benefits	$3,656,376	$4,167,471	$10,343,215	$12,474,891
Professional fees	1,465,862	876,145	3,871,489	3,641,823
General administrative expenses	361,546	351,081	1,093,797	1,094,648
Clinical development expenses	1,898,406	2,153,068	3,213,001	5,477,838
Other development expenses	757,952	2,630,929	6,347,749	6,271,425
Total operating and segment expenses	$8,140,142	$10,178,694	$24,869,251	$28,960,625

Interest income	281,109	666,770	992,582	2,010,874
Interest expense	(1,150,378)	(1,214,734)	(4,225,737)	(3,577,450)
Benefit from income taxes	-	-	1,169,820	869,169
Segment and consolidated net loss	$(9,009,411)	$(10,726,658)	$(26,932,586)	$(29,658,032)

Note 14 – Subsequent Events

On November 11, 2025, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 5,741,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 59,000 shares of common stock, and common stock warrants to purchase up to an aggregate of 5,800,000 shares of common stock (the “November 2025 Offering”). Net proceeds from the November 2025 Offering were approximately $4.8 million.

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

In August 2025, we announced final topline survival data from our VERSATILE-002 Phase 2 trial evaluating PDS0101 in HPV16-positive first-line treatment of recurrent/metastatic head and neck squamous cell carcinoma.

In September 2025, we announced final topline survival data for the low-CPS patient population from our VERSATILE-002 Phase 2 trial evaluating PDS0101 in HPV16-positive first-line treatment of recurrent/metastatic head and neck squamous cell carcinoma.

In October 2025, we announced that we have requested a meeting with the FDA to seek an expedited pathway for our VERSATILE-003 Phase 3 clinical trial, based on a proposed amendment to the trial’s design to include progression-free survival as an early primary endpoint, in addition to median overall survival. We also announced a temporary pause to VERSATILE-003 during the FDA’s review of the proposed changes to the trial’s design.

Clinical Candidate Pipeline

VERSATILE-003: PDS0101 (Versamune® HPV) + pembrolizumab

The clinical trial is designed to enroll a total of 351 patients with approximately 234 patients receiving the combination treatment of PDS0101 and pembrolizumab, and approximately 117 patients receiving pembrolizumab alone.  Generally, the patient treatment protocol is identical to that of VERSATILE-002, described below, enrolling only ICI naïve patients.  As such, patients in the trial will receive a total of 5 cycles of combination therapy, with standard of care pembrolizumab therapy administered every three weeks until disease progression.

The clinical trial’s primary endpoint is median overall survival.  Secondary endpoints are objective response rate, disease control rate, duration of response and progression free survival.

Furthermore, the clinical trial design includes two interim data readouts estimated at approximately 6 months following full enrollment and 18 months following full enrollment, respectively.  Final readout from the trial is expected approximately 24 months following full enrollment. See above for our October 2025 request to amend the trial’s design.

Index
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

Index
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

See above for our announcements of final topline data made in August and September of 2025.

National Cancer Institute: PDS0101 + PDS01ADC +Bintrafusp Alfa

In June 2020, the first patient was dosed under a Cooperative Research and Development Agreement (CRADA), in the NCI led Phase 2 investigator-initiated trial evaluating PDS0101 with PDS01ADC, and M7824 (Bintrafusp alfa), which is owned by EMD Serono (Merck KGaA) in patients with advanced HPV-positive cancers who have failed prior treatment. In February 2021, the NCI’s Phase 2 clinical trial of PDS0101 for the treatment of advanced HPV-positive cancers had achieved its preliminary objective response target in patients naïve to check point inhibitors which allowed for full enrollment of approximately 20 patients in this group. In addition, based on promising results in the ICI naïve arm, the trial was amended to allow enrollment of a separate cohort of ICI -resistant patients for assessment of safety and activity of the triple combination. The trial has been closed for enrollment. Preliminary efficacy assessment of the triple combination in this added group of 29 ICI resistant patients has been completed and evaluation of long-term patient survival is ongoing.

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

Index
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

In this trial, treatment will be administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. PDS0101 has been shown to induce killer T cells that target and kill HPV-positive cancers, either alone or in combination with ICIs in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-positive cancers. The trial will explore whether PDS0101 with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

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

Index
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

Current Clinical Pipeline of Versamune®, and PDS01ADC Based Therapies

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $26.9 million, and $29.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $209.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of September 30, 2025, we had $26.2 million in cash and cash equivalents.

Our future funding requirements will depend on multiple factors, including the following:

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

Index
Results of Operations

The following table summarizes the results of our operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$4,576	$6,804	$(2,228)	(33)%
General and administrative expenses	3,564	3,375	189	6%
Total operating expenses	8,140	10,179	(2,039)	(20)%
Loss from operations	(8,140)	(10,179)	2,039	(20)%
Interest income (expense), net	(869)	(548)	(321)	59%
Net loss and comprehensive loss	$(9,009)	$(10,727)	$1,718	(16)%

Research and Development Expenses
Research and development (R&D) expenses decreased to $4.6 million for the three months ended September 30, 2025 from $6.8 million for the three months ended September 30, 2024. The decrease of $2.2 million was primarily attributable to a decrease of $1.9 million in manufacturing costs, a decrease of $0.1 million in personnel costs and a decrease of $0.2 million in clinical trial costs.

General and Administrative Expenses

General and administrative expenses increased to $3.6 million for the three months ended September 30, 2025 from $3.4 million for the three months ended September 30, 2024. The increase of $0.2 million was primarily attributable to an increase of $0.6 million in professional fees, partially offset by a decrease of $0.4 million in personnel costs.

Benefit from Income Taxes

Income tax benefit was $0 for the three months ended September 30, 2025 and 2024.

Comparison of the Nine months September 30, 2025 and 2024

The following table summarizes the results of our operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$14,620	$18,036	$(3,416)	(19)%
General and administrative expenses	10,249	10,925	(676)	(6)%
Total operating expenses	24,869	28,961	(4,092)	(14)%
Loss from operations	(24,869)	(28,961)	4,092	(14)%
Interest income (expense), net	(3,233)	(1,566)	(1,667)	106%
Benefit from income taxes	1,170	869	301	35%
Net loss and comprehensive loss	$(26,932)	$(29,658)	$2,726	(9)%

Index
Research and Development Expenses

Research and development expenses decreased to $14.6 million for the nine months ended September 30, 2025 from $18.0 million for the nine months ended September 30, 2024. The decrease of $3.4 million was primarily attributable to a decrease of $2.4 million in manufacturing and quality costs and a decrease of $1.2 million in personnel costs, partially offset by an increase of $0.2 million in clinical trial costs.

General and Administrative Expenses

General and administrative expenses decreased to $10.2 million for the nine months ended September 30, 2025 from $10.9 million for the nine months ended September 30, 2024. The decrease of $0.7 million was primarily attributable to a decrease of $0.9 million in personnel costs, partially offset by an increase of $0.2 million in professional fees.

Benefit from Income Taxes

Income tax benefit was $1.2 million for the nine months ended September 30, 2025 and $0.9 million for the nine months ended September 30, 2024. The increase of $0.3 million was due to an increase in the amount of New Jersey NOL carryforwards sold. The New Jersey Economic Development Authority (NJEDA), Technology Business Tax Certificate Transfer (NOL) program has a lifetime cap of $20 million per business. We have reached the cap and we will no longer be eligible to participate in the program.

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

During the three and nine months ended September 30, 2025, we sold 1,072,080 and 2,237,941 shares, respectively, of its common stock with a net value of $1.3 million and $3.0 million, respectively, pursuant to the New Sales Agreement. During the three and nine months ended September 30, 2024, we sold 0 and 3,428,681 shares, respectively, of its common stock with a net value of $0 and $19.4 million, respectively, pursuant to the Sales Agreement.

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

On April 30, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain third party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, we agreed to sell (i) senior secured convertible debentures in an aggregate principal amount of $22,222,222 (collectively, the “Debentures”) and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20,000,000. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire our indebtedness under the Loan and Security Agreement. The remaining proceeds from the transactions contemplated by the Securities Purchase Agreement will be used for general corporate purposes and transaction expenses. Pursuant to the Debentures, we must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. In addition, for as long as any portion of the Debentures remain outstanding, we are generally restricted from: incurring indebtedness; granting or suffering liens on any of our property or assets; amending our organizational documents; repurchasing any of our securities; paying dividends; selling, disposing, licensing or leasing our assets other than in the ordinary course; and other customary restrictive covenants. Effective as of August 28, 2025, the holders of the Debentures may require us to redeem a portion of the Debentures in an amount up to $500,000 per calendar month in the aggregate by providing written notice to us. During the three months ended September 30, 2025, we redeemed an aggregate of $1,000,000 of the principal amount of the Debentures. In connection with the Securities Purchase Agreement, on April 30, 2025, we also entered into a Security Agreement (the “Security Agreement”), pursuant to which we and our subsidiary granted, for the benefit of the investors, to secure our obligations under the Securities Purchase Agreement and the Debentures, (i) first priority liens on certain assets, in each case subject to permitted liens described in the Security Agreement. In addition, on April 30, 2025, we and our subsidiary entered into a Subsidiary Guarantee, pursuant to which we and our subsidiary guaranteed all of our obligations under the JGB Purchase Agreement and the Debentures.

On November 11, 2025, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 5,741,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 59,000 shares of common stock, and common stock warrants to purchase up to an aggregate of 5,800,000 shares of common stock (the “November 2025 Offering”).  Net proceeds from the November 2025 Offering were approximately $4.8 million.

As of September 30, 2025, we had $26.2 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Our budgeted cash requirements in 2025 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt.

We plan to continue to fund our operations and capital funding needs through existing cash and additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our existing stockholders. We may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market immunotherapies that we would otherwise prefer to develop and market ourselves. In addition, the Debentures allow for the lenders to call the outstanding balance of the Debentures if we fail to maintain the minimum cash balances outlined in the Debentures.  Any of these actions could harm our business, results of operations and prospects. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

Index
Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(24,049)	$(26,796)
Net cash used in investing activities	-	(29)
Net cash provided by financing activities	8,558	20,016
Net (decrease) increase in cash and cash equivalents	$(15,491)	$(6,809)

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.0 million and $26.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in net cash used in operating activities of $2.8 million was primarily due to a decrease in non-cash stock-based compensation expense of $2.3 million offset by a decrease in the net loss of $2.7 million, an increase in the amortization of debt discount of $0.2 million, an increase in the loss on retirement of debt of $0.8 million and changes in the timing of working capital requirements, including changes in prepaid expenses and other assets, accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $0 and $29,000, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 decreased by $11.4 million primarily due to a $23.8 million decrease in proceeds due to the repayment of the Loan and Security Agreement, a $16.4 million decrease in proceeds from the issuance of common stock from the Sales Agreement, a $0.6 million decrease in proceeds from the exercise of stock options, offset by a $19.2 million increase in proceeds from the Securities Purchase Agreement and a $10.2 million increase in proceeds from the issuance of common stock, warrants and pre-funded warrants from the February 2025 Offering.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Interest Rate Risk

We are exposed to market related changes in interest rates. As of September 30, 2025, our cash equivalents consisted of bank deposits and money market accounts. Additionally, the aggregate principal balance under the Debentures bears a floating interest pegged to the prime rate.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates have not been material to us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended September 30, 2025 contained in this Quarterly Report on Form 10-Q.

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

We have incurred net losses and utilized cash in operations since inception. We believe that with the receipt of the net proceeds from the transactions contemplated by that certain securities purchase agreement dated April 30, 2025, between us and certain accredited investors and JGB Collateral LLC, as collateral agent for the investors, or the JGB Purchase Agreement, together with our existing cash and cash equivalents, and after taking into account the minimum cash covenant pursuant to the terms of the JGB Purchase Agreement, based on our current business plan we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. Based on recurring losses from operations incurred since inception, the expectation of continued operating losses and the need to raise additional capital to finance our future operations, we have determined that there is substantial doubt about our ability to continue as a going concern within 12 months from the date of this Quarterly Report. We will continue to seek to raise additional capital, but without additional financing we may not be able to continue as a going concern.

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

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness issued pursuant to the transactions contemplated by the securities purchase agreement with JGB, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In April 2025, we entered into the JGB Purchase Agreement for the sale of (i) Senior Secured Convertible Debentures, or the Debentures, in an aggregate principal amount of $22,222,222 and (ii) warrants to purchase up to 1,000,000 shares of our common stock, for an exercise price of $2.52 per share. Effective as of August 28, 2025, the holders of Debentures may require us to redeem a portion of the Debentures of up to $500,000 in the aggregate per calendar month by providing written notice to us. During the three months ended September 30,2025, we redeemed an aggregate of $1,000,000 of the principal amount of the Debentures. To secure our obligations under the JGB Purchase Agreement and the Debentures, we granted the investors a first priority lien on substantially all of our assets, including intellectual property, or the Collateral.

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

Index
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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If any of our vendors experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith (unless otherwise noted as being furnished herewith)

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

November 13, 2025	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 13, 2025	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer
(Principal Financial and Accounting Officer)