Form 10-K
period 2025-12-31
PDS Biotechnology Corp
filed 2026-03-30
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) of the registrant as of June 30, 2025, was $60,145,221, based on the closing price for shares of the registrant’s common stock as reported on the Nasdaq Capital Market on that date.

The number of shares of the registrant’s common stock, par value $0.00033 per share, outstanding as of March 23, 2026 was 55,815,653.

Documents Incorporated By Reference

Portions of registrant’s definitive proxy statement relating to registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

●	the Company’s ability to maintain compliance with the Nasdaq minimum listing requirements;

●
the Company’s limited operating history in the Company’s current line of business, which makes it difficult to evaluate the Company’s prospects, the Company’s business plan or the likelihood of the Company’s successful implementation of such business plan;

●
the timing for the Company or its partners to initiate the planned clinical trials for its Versamune® products, including PDS0101 (Versamune® HPV), PDS0103, and others, alone or in combination with PDS01ADC (formerly known as PDS0301/M9241/NHS-IL-12), as well as Infectimune® based products and the future success of such trials;

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

We believe our investigational targeted immunotherapies have the potential to overcome limitations of current immunotherapy approaches through effective conversion of the immune suppressive tumor to an immunogenic microenvironment in addition to the induction of the right type, potency and quantity of tumor-targeting killer (CD8) T cells. Our Versamune® immunotherapies and Versamune® in combination with PDS01ADC, are being developed for treatments in oncology, and Infectimune® is being developed for preventive vaccines against infectious agents. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in-vivo, large quantities of high-quality, highly potent polyfunctional disease-specific CD4 helper and CD8 killer T cells, a specific sub-type of T cell that has shown potential to be more effective at killing infected or target cells. Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies. PDS01ADC is an investigational tumor targeting IL-12 that we believe may enhance the proliferation, potency and longevity of T cells in the tumor microenvironment and reduces the prevalence of immune suppressive cells and components within the tumor.

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

In October 2024, we announced updated data from the IMMUNOCERV Phase 2 clinical trial evaluating PDS0101 with chemoradiation to treat locally advanced cervical cancer presented at the American Society for Radiation Oncology (ASTRO) annual meeting 2024.

In March 2025, we announced the initiation of our VERSATILE-003 Phase 3 clinical trial evaluating PDS0101 (PDS0101) in HPV16-positive first-line treatment of recurrent/metastatic head and neck squamous cell carcinoma.

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

In October 2025, we announced our request for a Type C meeting with the FDA to discuss a proposed expedited pathway for our VERSATILE-003 Phase 3 clinical trial, based on a proposed amendment to the trial’s design to include progression-free survival as an interim primary endpoint, in addition to median overall survival.

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

We believe cancer immunotherapy should have the following attributes to maximize the opportunity for clinical effectiveness in patients:

●	Stimulate both tumor-specific killer and helper T cells within the body
●	Activate, arm and expand large numbers of T cells that recognize and target the tumor
●	Minimize immune suppression in the tumor microenvironment (TME) to make the cancerous tumor more visible or susceptible to attack by the immune system
●	Generate immune memory, so that there is a prolonged anti-tumor immune response to treatment
●	Optimize safety and tolerability by limiting systemic inflammation and toxicity

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

How does cancer immunotherapy work?

An important function of the body’s immune system is to identify and respond to proteins not normally expressed in healthy tissue (antigens). Once an antigen has been identified as foreign, abnormal or dangerous, the antigen is presented to T cells, a type of white blood cell effective at eliminating cancer cells and infectious agents (e.g. bacteria and viruses). The presentation of an antigen to T cells is implemented primarily in the lymph nodes by specialized antigen presenting cells known as dendritic cells which are programmed specially to identify foreign antigens, process them and to present them to T cells. Unique proteins on the surface of dendritic cells, known as major histocompatibility complex (MHC) molecules, bind to the foreign antigen and display them on the cell surface for recognition by the appropriate T cells. Then, once presented, a sub-population of T cells known as the CD8 or killer T cells, are primed and respond to the specific foreign antigen by attacking and killing the cells containing the abnormal protein. Other T cell sub-populations, such as CD4 or helper T cells, are also critical in regulating immune responses.

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

Versamune® Platform

Versamune® has the potential to stimulate the body’s immune system

Versamune® is a proprietary lipid nanoparticle and T cell stimulating platform designed to overcome the challenges of current immunotherapy and improve the treatment outcomes of patients with cancer. Versamune® derived products are based on positively charged (cationic) and immune activating lipids that form spherical nanoparticles in aqueous media. These lipids include the R-enantiomer of 1,2-dioleoyl-e-trimethyl-ammonium-propane (R-DOTAP). Cationic lipids are positively charged molecules that have a water-soluble portion (head group) attached to a water insoluble tail. The water-soluble portion of the molecule has a positive charge, and the water-insoluble portion is made up of hydrocarbon (also called fatty acid) chains. The nanoparticles, which are coated with a positive charge, are deliberately sized to mimic viruses, facilitating detection by the body’s immune system and uptake by dendritic cells.

To treat a specific cancer, the unique or overexpressed antigen found on the surface of the cancer cells is manufactured, then mixed with the Versamune® nanoparticles to create a pharmaceutical product for simple subcutaneous injection.

Index
Versamune® has the potential to promote dendritic cell update of antigens

One of the biggest challenges in developing a potent immunotherapy is the uptake of the immunotherapy by dendritic cells. Versamune® is designed specifically to be taken up by dendritic cells in the skin. As noted above, Versamune® nanoparticles are sized comparably to viruses normally taken up as part of the natural function of the dendritic cells, facilitating efficient uptake of the Versamune® based immunotherapy. Studies evaluating the uptake of Versamune® nanoparticles by dendritic cells and epithelial cells, found almost exclusive uptake by the dendritic cells. Four hours following a single subcutaneous injection, studies have shown that about 80% of the dendritic cells in the draining lymph node were found to have taken up the Versamune® based immunotherapy.

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

Index
Versamune® has the potential to promote efficient antigen processing and T cell presentation

When dendritic cells take up Versamune® nanoparticles they become activated, mature and begin recruiting additional dendritic cells. Once inside the dendritic cell, the tumor-associated antigen is released and processed into the requisite small peptides (pieces of protein) in the cell compartment known as the cytoplasm. An important potential advantage of Versamune® is its ability to fuse with and destabilize endosomes in the cell, promoting efficient entry of the antigen into the cell compartment where processing can take place. Processed antigen is turned into peptides that go on to present in both the MHC class I and class II pathways. The MHC class I pathway is critical to programming CD8 killer T cells and the MHC class II pathway to programming CD4 helper T cells to recognize tumor antigens. When Versamune® - induced maturation occurs, the dendritic cells express costimulatory molecules on their surface, which facilitate the highly efficient uptake and presentation of antigens to the T cells. We believe this activity overcomes one of the most significant limitations of current immunotherapy development – the efficient priming of critical CD8 killer T cells against tumor antigens. Versamune® has been demonstrated to promote presentation of antigens to CD4 helper T cells as well.

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

Upregulation of type I IFN signaling also induces multiple immune messenger proteins called cytokines and chemokines that further signal T cells to infiltrate into the lymph nodes. Powerful activators of CD8 killer T cells, such as CCL2 and CXCL10 are documented to be induced by Versamune® as well. As the Versamune® induced production of chemokines appears to be restricted to the lymph nodes, the site of T cell activation, it provides for both superior activation and expansion of CD8 killer T cells. Localization of these immune messengers within the lymph nodes and their limited presence in the blood circulation enhances the safety of the Versamune® based immunotherapies. Thus, through the versatility of its mechanisms of action, as understood to date, we believe that Versamune® may safely promote the efficient and robust expansion in-vivo of large numbers of highly potent (polyfunctional) CD8 killer T cells, both critical factors in developing a successful immunotherapy.

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

Untreated
HPV16 alone
Adjuvant* +HPV16
Versamune® +HPV16
Results typical of current top clinical-stage HPV cancer vaccines
Tumor volume (mm3)
0
250
500
750
1000
1250
1500
1750
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

Many cancer immunotherapies produce serious systemic autoimmune effects due to blockage of existing regulatory mechanisms such as the immune checkpoints as well as inflammatory toxicities due to the increased presence and spikes of cytokines in the blood circulation. We believe the mechanism of action of Versamune® as well as its design have the potential to contribute to the localization of cytokines in the lymph nodes and specific targeting of CD8 killer T cells to antigens in tumor tissue. Therefore, our hypothesis is that Versamune® based therapies may exhibit an improved and favorable safety profile compared to currently available treatments.

As noted, Versamune® is injected subcutaneously, and its mechanisms of action are localized primarily in the lymph nodes. Further supporting these observations are data demonstrating that negligible levels of Versamune® induced cytokines were detected in the blood of mice. Very low quantities of Versamune® were detected in the blood or in any organ outside of the lymph nodes.

Additionally, Versamune® is broken down (hydrolyzed) in the body into fatty acids and excreted, showing in these preliminary studies that it could mitigate the potential for short- or long-term accumulation of the nanoparticles. These preclinical observations have been confirmed by early clinical data documenting that this localized, and highly specific cascade of immune activity was associated with an absence of significant systemic toxicity at all doses tested. In a Phase 1 clinical trial designed to evaluate safety, all patients had transient swelling and redness at the injection site due to initiation of the immunological cascade at the injection site which cleared completely within 3-7 days and no dose-limiting toxicities or long-term safety concerns were observed. Similarly, in our ongoing Phase 2 trials in combination with other treatments, no dose-limiting toxicities or long-term safety concerns were attributed to PDS0101 since the studies were initiated in 2020.

In choosing and designing a Versamune® based therapy for development, careful attention is paid to selecting specific, appropriate antigens because, as described above, Versamune® induces a strong T cell response to the antigen. All the antigens currently being evaluated in combination with Versamune®, such as antigens specific to Human Papilloma Virus, are present primarily in cancer cells which should therefore result in tumor-specific T cell attack, thereby minimizing off-target toxicity and potential destruction of healthy cells and tissue.

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

Versamune®’s potential as a cancer immunotherapy platform

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

PDS0101 is our lead Versamune® based immunotherapy. PDS0101 combines Versamune® with a mixture of short proteins (peptides) derived from the carcinogenic HPV16 viral protein. HPV16 is the most pervasive and difficult to treat HPV amongst the 13 different high-risk, cancer-causing HPV types. In a preclinical study in the most widely utilized animal HPV-cancer tumor model, PDS0101 uniquely induced complete regression of the tumors after a single sub-cutaneous injection. As a result of this data, we conducted a Phase 1 open-label, dose-escalation, proof of concept study of PDS0101 in women with cervical intraepithelial neoplasia (CIN) infected with high-risk HPV types. The data demonstrated that PDS0101 was immunologically active at all three doses studied, confirmed induction of high levels of active HPV-specific CD8 killer T cells, and was associated with clinical regression of the cervical lesions that often occurred rapidly. These results suggest that PDS0101 activated the critical mechanisms in humans resulting in potent T cells which target and effectively kill human HPV-positive cancer cells. All patients who experienced regression remained disease-free over the 2-year retrospective evaluation period, suggesting potential durability or memory of the immune response. The clinical data was presented at the 34th Annual Society for the Immunotherapy of Cancer Conference in November 2019 (Wood, et al., 2019).  Based on this encouraging preclinical and human data, PDS0101 has been studied in multiple Phase 2 clinical trials in various HPV-related cancers; one sponsored by the Company in collaboration with Merck (VERSATILE-002) and three investigator-initiated trials being conducted by the National Cancer Institute (NCI), MD Anderson Cancer Center and Mayo Clinic. We believe the data presented from these Phase 2 clinical trials in 2022, 2023, 2024 and 2025 demonstrated favorable results.

In 2025, we completed our VERSATILE-002 trial in head and neck cancer. The topline survival results of the trial appear to confirm the potential efficacy of PDS0101 in HPV16-positive head and neck cancer treatment, and publication of the full results of the trial are expected in 2026.

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

Index
PDS01ADC is differentiated from other IL-12 treatments

PDS01ADC is a novel investigational immune-cytokine fusion protein composed of two molecules of IL-12 fused to each of the two heavy-chains of a human IGg1 antibody. The IGg1 antibody targets the DNA/histones exposed in necrotic areas of solid tumors, thus delivering the IL-12 into the tumor and limiting its systemic accumulation. As seen in the chart below, PDS01ADC shows low accumulation in blood circulation potentially promoting safety.

Oncology Development Strategy

The unique combination of high potency and favorable safety profile of the Versamune® platform observed in preclinical studies was corroborated in the successfully completed 12-patient PDS0101 monotherapy Phase 1/2a clinical trial.  All patients were infected with cancer causing (high risk) strains of HPV, which are less likely to spontaneously regress. In September 2019, we reported retrospective clinical outcome data from this trial. Despite most of the patients being infected with multiple HPV strains including or excluding HPV16, regression was seen in 8 out of 10 patients, with complete regression of pre-cancerous lesions documented in 6 out of 10 patients at their first post-treatment evaluation, which occurred within 1-3 months of completing treatment.  In addition, the fact that no disease recurrence occurred over the two-year evaluation period strongly suggested a robust and durable therapeutic immune response due to the induction of T cells by PDS0101 administration that were clinically active. As a result of this information and the documentation in the trial of PDS0101’s ability to generate potent and biologically active CD8 T cells in-vivo, we focused our clinical strategy on areas of more severe unmet medical need in which PDS0101 is combined with other immune-modulating agents, including immune checkpoint inhibitors and standard of care e.g., chemoradiotherapy, to provide improved clinical benefit to patients.

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

Clinical Candidate Pipeline

VERSATILE-003: PDS0101 + pembrolizumab vs pembrolizumab

In March 2025, we initiated our VERSATILE-003 Phase 3 clinical trial evaluating the combination of PDS0101 in combination with the anti-PD-1 therapy pembrolizumab versus pembrolizumab as a monotherapy.  The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this trial, which is sponsored by us, patients whose cancer has returned following initial treatment or spread (metastasized) will be treated with either the combination of PDS0101and pembrolizumab or with pembrolizumab alone, to evaluate if the addition of PDS0101 might improve the efficacy of pembrolizumab alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care pembrolizumab therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-003 is median overall survival, or mOS. Following discussions with the FDA in December 2025, we amended the trial’s protocol, among other modifications, to include progression-free survival (PFS) as an interim primary endpoint of the trial. Patients already enrolled prior to the amendment remain on the trial and continue to receive treatment.

Index
VERSATILE-002: PDS0101 + Keytruda®

In November 2020, our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/metastatic head and neck cancer commenced. Enrollment in stage 2 of 2 for the ICI naïve arm and the ICI resistant arms are complete. The clinical trial evaluated the efficacy and safety of this therapeutic combination as a first and second line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this trial sponsored by PDS Biotech, patients whose cancer has returned following initial treatment or spread were treated with the combination of PDS0101and Keytruda® to evaluate if the addition of PDS0101 might improve the efficacy reported in published studies of Keytruda® alone. Patients in the trial received a total of 5 cycles of combination therapy in the context of standard of care Keytruda® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 was the objective response rate, or ORR, at six months following initiation of treatment. There were two cohorts in the trial. Cohort 1 was for patients who have yet to be treated with an immune checkpoint inhibitor (ICI naïve) and cohort 2 which consisted of patients who have failed immune checkpoint inhibitor therapy (ICI resistant).

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

In June 2025, we announced publication of an abstract at the American Society of Clinical Oncology (ASCO) Annual Meeting with updated data from VERSATILE-002.  Main elements of the update were as follows:

●	Median Overall Survival (mOS) was 30.0 months overall; 39.9 months for patients with CPS≥20; 26.1 months for patients with CPS 1-19.
●	Median Progression Free Survival (mPFS) was 6.3 months overall; 14.1 months for patients with CPS≥20; 5.1 months for patients with CPS 1-19
●	Objective Response Rate (ORR) was 35.8% overall; 47.6% for patients with CPS≥20; 28.1% for patients with CPS 1-19
●	Tumor shrinkage of 90-100% was 20.8% overall; 28.6% for patients with CPS≥20; 15.6% for patients with CPS 1-19
●	Disease Control Rate (DCR) was 77.4% overall; 81.0% for patients with CPS≥20; 75.0% for patients with CPS 1-19
●	Median Duration of Response (DoR) was 21.8 months overall; not yet estimable for patients with CPS≥20; 21.8 months for patients with CPS 1-19

Index
In August 2025, we announced final topline survival data from VERSATILE-002. Main element of the update was as follows:

●	Median overall survival (mOS) was 39.3 months in patients with CPS ≥ 1. The lower limit of the 95% confidence interval is 23.9 months, and the upper limit is not yet estimable.

In September 2025, we announced final topline survival data for the low-CPS patient population from VERSATILE-002. Main element of the update was as follows:

●	Median overall survival (mOS) for patients within the CPS 1-19 cohort (n=32) was 29.5 months.

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

MD Anderson Cancer Center (IMMUNOCERV): PDS0101 + Chemoradiotherapy

In October 2020, a Phase 2 Investigator Initiated Trial (IIT) was initiated with The University of Texas MD Anderson Cancer Center. This clinical trial investigated the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. The trial enrolled 17 newly diagnosed high-risk patients with large tumors of at least 5 cm in size.

Index
In October 2023, data demonstrating PDS0101 combination with standard-of-care (SOC) chemoradiotherapy was associated with a rapid decline in human papillomavirus circulating cell-free DNA (ctHPV-DNA), a potential predictive biomarker of treatment response. The data from the IMMUNOCERV Phase 2 clinical trial was featured in an oral presentation at the American Society for Radiation Oncology Annual Meeting which included the following:

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

In October 2024, final data from the IMMUNOCERV trial were presented at the American Society for Radiation Oncology (ASTRO) Annual Meeting 2024. Highlights from the presentation include:

●	All patients received at least 2 doses of PDS0101
●	Median follow-up was 19 months
●
36-month overall survival (OS) rate was 84.4%, and 100% for the eight patients who received all five doses of Versamune® HPV. Historical published data show 36-month OS rate with chemoradiation in this population of approximately 64%.

●
36-month progression free survival (PFS) rate was 74.9%, among all patients and 100% for the eight patients who received all five doses of PDS0101. Historical published data show 36-month PFS rate with chemoradiation in this population of approximately 61%

●	Complete metabolic response (CMR) was achieved in 15/17 (88%) patients.
●	PDS0101 appeared to be safe and well-tolerated. The most common treatment-related toxicities were injection site reactions in twelve patients (71%).

Mayo Clinic: PDS0101 Monotherapy and in combination with pembrolizumab

In February 2022, we initiated an IIT, MC200710, for PDS0101 alone or in combination with the immune checkpoint inhibitor, pembrolizumab, in patients with HPV-positive oropharyngeal cancer (HPV(+) OPSCC) at high risk of recurrence. The trial was conducted by the Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial allows us to better understand the activity of PDS0101 alone or in combination with pembrolizumab in earlier stages of disease.

In this trial, treatment was administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. PDS0101 has been shown to induce killer T cells that target and kill HPV-positive cancers, either alone or in combination with ICIs in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-positive cancers. The trial explored whether PDS0101 with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

PDS0103 (Versamune® MUC1)

In April 2020, the above-mentioned CRADA between PDS Biotech and the NCI was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by PDS Biotech and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by us.

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

Index
IL-12 Oncology Immunocytokine Pipeline

PDS01ADC is a novel investigational IL-12 fused antibody drug conjugate (IgG1), tumor-targeting interleukin 12 (IL-12) immune-cytokine that enhances the proliferation, potency and longevity of T cells in the tumor microenvironment. Together with Versamune® based immunotherapies, PDS01ADC works synergistically to overcome tumor immune suppression and to promote a targeted T cell attack against cancers. As with Versamune®, PDS01ADC is given by a subcutaneous injection. Clinical data suggests the addition of PDS01ADC to Versamune® based immunotherapies may demonstrate significant disease control in advanced cancer patients by shrinking tumors and/or prolonging life.

With the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for PDS01ADC, we believe we have simplified our registrational pathway for the NCI-led triple combination by owning both PDS0101 and PDS01ADC and combining these agents with an FDA approved ICI. PDS01ADC has been designed to overcome the limitations of cytokine therapy as explained above and based on extensive preclinical studies performed at the NCI evaluating PDS01ADC as a monotherapy and also in combinations with established standard of care treatments for cancer, we believe that PDS01ADC has significant potential as a cytokine therapy independent of Versamune®. Based on the informative preclinical studies, several IIT Phase 2 trials are currently in progress at the NCI, some of which are outlined below:

●
A Phase 2 Study Evaluating PDS01ADC in Combination With Hepatic Artery Infusion Pump (HAIP) and Systemic Therapy for Subjects With Metastatic Colorectal Cancer, Intrahepatic Cholangiocarcinoma, or Metastatic Adrenocortical Carcinoma

●	A Phase 2 Study Evaluating ICI Naïve and Resistant Patients with HPV-positive malignancies treated with PDS01ADC, PDS0101 and bintrafusp alfa.
●
A Phase 2 Study Evaluating T-Cell Clonality After Stereotactic Body Radiation Therapy Alone and in Combination with the Immunocytokine PDS01ADC in Localized High and Intermediate Risk Prostate Cancer Treated with Androgen Deprivation Therapy

●	A Phase 1/2 Study of PDS01ADC in Combination with Docetaxel in Adults with Metastatic Castration Sensitive and Castration Resistant Prostate Cancer
●	A Phase 1/2 Study of PDS01ADC going forward as a Monotherapy in Advanced Kaposi Sarcoma
●	A Phase 1/2 Study of PDS01ADC in Combination with a Histone Deacetylase (HDAC) Inhibitor in ICI resistant MUC1-positive colon and bladder cancers among others

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

Index
Current Clinical Pipeline of Versamune®, and PDS01ADC Based Therapies

Infectimune® Development Strategy

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

PDS0202: Universal influenza vaccine

We believe the key differentiating attributes of the Infectimune® platform technology are strong induction of CD8 and CD4 T cells as well as antibodies which can be leveraged to improve treatment and preventive options in several infectious disease indications. In January 2022, we presented preclinical data on our universal flu program sponsored by the National Institute of Allergy and Infectious Disease (NIAID) demonstrating the potential of the Infectimune® technology with computationally designed influenza proteins developed by the laboratory of Dr. Ted Ross at the University of Georgia to generate broadly protective anti-influenza immune responses across multiple strains of influenza. This data has provided a unique opportunity to highlight Infectimune®’s potentially transformative utility in the development of more broadly effective and longer lasting protective vaccines. Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses. However, the induction of T cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

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

Index
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

Clinical Development Strategy

Since our inception we have devoted substantially all our resources to developing our Versamune® and Infectimune® platforms, and products derived thereof, as well as PDS01ADC. This includes advancing preclinical programs, conducting clinical trials, manufacturing PDS0101 and PDS01ADC for clinical trials, and providing general and administrative support. We have funded our operations primarily from the issuance of common stock and issuance of debt. We have not generated any product revenue to date.  We have never been profitable and have incurred net losses each year since our inception.

Our net losses were $34.5 million, and $37.6 million for the twelve months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $216.6 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of December 31, 2025, we had $26.7 million in cash and cash equivalents.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned and ongoing clinical trials and manufacturing of our clinical products;
●	the timing and costs of our planned preclinical studies of our Versamune® platform, as well as other earlier-stage programs;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the ability to repay debt financings including interest payments;
●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;
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

Leadership

We are led by a team of executives and directors with significant experience in drug discovery, development and commercialization.  The following table sets forth certain information about our executive officers as of the date of the filing of this Annual Report:

Name	Age	Position
Frank Bedu-Addo, Ph.D.	61	President, Chief Executive Officer, Principal Executive Officer and Director
Gregory L. Conn, Ph.D.	71	Chief Scientific Officer
Kirk V. Shepard, M.D.	74	Chief Medical Officer
Lars Boesgaard	56	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Stephan Toutain	60	Chief Operating Officer
Spencer Brown	56	Senior Vice President, General Counsel, Chief Compliance Officer

Index
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

Index
Stephan Toutain

Mr. Toutain has served as Chief Operating Officer of PDS Biotech since May 2024. Mr. Toutain brings more than 30 years of operational experience in the pharmaceutical industry from drug development, general management, operations, commercial development, market access and sales and marketing leadership with prior global expertise in the oncology and orphan drugs markets. Before joining the Company, Mr. Toutain served as COO at Anavex Life Sciences from May 2018 to April 2024 and Chief Commercial Officer at Interleukin Genetics (OTCQB: ILIU) from July 2016 to August 2017. Mr. Toutain also worked with Alnylam Pharmaceuticals to build its early access program. In addition, Mr. Toutain led Global Commercial Development for Sarepta Therapeutics and served as General Manager for Alexion Pharmaceuticals in Europe. Mr. Toutain has also held various U.S. commercial, marketing and product management positions with Celgene Corporation and Johnson & Johnson. Mr. Toutain received a Master of Business Administration from the University of North Carolina Kenan-Flagler Business School and a Master of Engineering in Biotechnology from the University of Nancy II in France.

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

For our PDS0101 and PDS01ADC product candidates, we continue to progress our ongoing Phase 3 and Phase 2 clinical trials. The final protocols for all clinical trials were submitted to the FDA prior to trial initiation and information for all trials is available on www.clinicaltrials.gov.

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

We have developed numerous patents and patent applications and own substantial know-how and trade secrets related to our Versamune® platform. As of March 9, 2026, we hold fourteen (14) U.S. patents with granted claims directed to its platform technology and seven (7) pending U.S. patent applications. These issued patents will expire in 2026 through 2037. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2043 assuming no patent term extensions are granted. As of March 9, 2026, we hold seventy-nine (79) issued foreign patents and thirty-five (35) pending or published foreign patent applications.  Most of our international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire in 2028 through 2038, or later if patent term extension applies.  Included in the patents above is a patent protecting the use of Versamune® in combination with IL-12.

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

Cost Reimbursement Agreement with University of Kentucky Research Foundation

Effective November 1, 2015, we entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which UKRF agreed to test our preclinical and clinical-stage formulations based on HPV, TARP, MUC1 and Melanoma antigens as specified more fully in the statement of work. The agreement was terminated on November 11, 2025.

Cost Reimbursement and Sponsored Agreement with University of Kentucky Research Foundation - II.

Effective November 1, 2015, we entered into an annual Research Agreement (the “Cost Reimbursement Agreement”) with UKRF, pursuant to which UKRF agreed to test our preclinical and clinical-stage formulations based on HPV, TARP, MUC1, Melanoma antigens as specified more fully in the statement of work. The agreement was terminated on November 11, 2025.

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

On October 28, 2019, we entered into an amendment to the clinical trial collaboration agreement with Merck to evaluate the combination of our lead Versamune® based immunotherapy, PDS0101, with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab), in a Phase 2 clinical trial. The modification to the clinical trial design to evaluate PDS0101 in combination with Keytruda® as first-line treatment comes as a result of Merck’s approval by the FDA on June 10, 2019 for first line treatment of patients with metastatic or unresectable recurrent HNSCC using Keytruda® in combination with platinum and fluorouracil (FU) for all patients and as a single agent for patients whose tumors express PD-L1 as determined by an FDA-approved test. The trial (VERSATILE-002) was initiated in November of 2020 to evaluate the efficacy and safety of the combination as a first-line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

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

Index
Competition

The biotechnology and pharmaceutical industries are characterized by intense competition to develop new technologies and proprietary products. We are aware of various established companies, including major pharmaceutical companies, broadly engaged in immunotherapies and vaccines in research and development that may compete directly with the products we are developing including Johnson & Johnson Innovative Medicine (part of Johnson & Johnson), Sanofi-Aventis, GlaxoSmithKline plc, Merck and Pfizer, among others. In addition, there are many development-stage biotechnology companies in various immunotherapy and vaccine development including, but not limited to, Genmab, Inovio, Kite Pharma, Moderna, BioNTech, Osivax, Vaxart, IO Biotech, Exelixis, Bicara and Flugen. If one or more of these companies is successful in developing their technologies, it could materially impact our business.

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

●
recommendations by a Data Safety Monitoring Board (DSMB) or similar group of individuals with relevant experience that may be utilized to review accumulating clinical data as to one or more clinical sites and recommend whether to continue, modify, or stop a trial or trials;

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

In February 2025, FDA announced that it plans to eliminate the de facto expectation that two pivotal trials would be conducted and instead would require one adequate and well controlled trial plus confirmatory evidence to support approval.  We do not yet know how this new announcement of policy is going to affect the processes of and costs associated with clinical trials and marketing approval.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant application fee. For approved drugs, including BLA-licensed biological products, PDUFA also imposes an annual PDUFA program fee. The FDA adjusts the PDUFA user fees on an annual basis. Under federal law, the submission of BLAs requiring clinical data is additionally subject to an application user fee, which for federal fiscal year 2026 is $4,682,003. The sponsor of an approved BLA is also subject to annual program fees, which for fiscal year 2026 are $442,213 per eligible product. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on BLAs for products designated as orphan drugs unless the application for the product also includes a non-orphan indication.

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

Index
Fast track, breakthrough therapy priority review, and regenerative medicine advanced therapy designations

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

Fourth, the FDA may designate a product as a regenerative medicine advanced therapy (RMAT) if it is a regenerative medicine therapy (defined as a cell therapy, engineered tissue, human cell and tissue product, or any combination product using such products, except for those regulated under Section 361 of the PHSA), is indicated for a serious or life-threatening condition, and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such condition.

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

Index
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

Regulatory Exclusivities Applicable to Biologics and Related Matters

Abbreviated Licensure Pathway for Biosimilars: The Biologics Price Competition and Innovation Act of 2009 (BPCIA) amended the PHSA to create an abbreviated approval pathway for “biosimilar” biologics, that is, those shown to be highly similar to an already-FDA-licensed reference biologic. The abbreviated approval process for biosimilars under the BPCIA is similar in concept to the Abbreviated New Drug Application (“ANDA”) for generic small molecule drugs established by the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman”) amendments to the FDCA. As with Hatch-Waxman, the goal of the BPCIA was to increase access to lower-priced versions of drugs, while balancing the need to continue incentivizing innovation in drug development. Biosimilarity is defined to mean that the proposed biologic is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. Further, a biosimilar may be determined to be “interchangeable” with the reference product, in which case the biosimilar may be substituted for the reference product under state substitution laws, similar to the way generic small molecule drugs are substituted. The higher standard of interchangeability requires a showing that the biosimilar is expected to produce the same clinical result as the reference biologic in any given patient, and further that the risk to the patient in terms of safety, purity, and/or potency of switching between the biosimilar and the reference product is no more than using the reference product without switching. FDA has generally recommended switching studies in the past as part of the data package needed to demonstrate interchangeability of a biosimilar. However, with the advent of improved analytical tools to evaluate and characterize biological products, in June 2024 FDA issued guidance suggesting a revised approach wherein switching studies will generally not be needed.

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

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in the future, as the increased instances of cyberattacks have heightened attention to data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

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

As of December 31, 2025, we had 21 employees, all of whom were full-time employees. Our employees are highly skilled, and many hold advanced degrees. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical, and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with market salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings spending accounts, paid time off, family leave, and flexible work schedules, among other benefits.

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
●
If we fail to maintain compliance with the minimum listing requirements, our common stock will be subject to delisting and our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

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

●
If we are unable to obtain and/or maintain patent protection for our Versamune®, Versamune® in combination with PDS01ADC, PDS0101, or other Versamune® or Infectimune® based Products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

Our ability to generate revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our Versamune® based oncology products PDS0101, PDS0103, alone or in combination with PDS01ADC and Infectimune® to treat infectious diseases and to obtain the necessary regulatory approvals. We have never generated any product revenue and have no immunotherapy candidate in late-stage clinical development or approved for commercial sale.

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

●	develop manufacturing capabilities for bulk materials and manufacture commercial quantities of PDS0101, PDS01ADC and other Versamune® products at acceptable cost levels;

●
achieve broad market acceptance of PDS0101 and other Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based-products in the medical community and with third-party payors and consumers;

●	attract and retain an experienced management and advisory team;

●	launch commercial sales of PDS0101, Versamune® in combination with PDS01ADC and other oncology products, and Infectimune® based-products, whether alone or in collaboration with others; and

●	maintain, expand and protect our intellectual property portfolio.

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

We expect research and development expenses to increase significantly for Versamune®, Versamune® in combination with PDS01ADC and Infectimune® based products. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2025 and 2024, we had an accumulated deficit of $216.6 and $182.1 million, respectively.

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

Index
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

We expect our expenses to increase in connection with our planned operations. Until such time, if ever, as we can generate substantial revenues from the sale of drugs, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests in our securities may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

In April 2025, we entered into a securities purchase agreement, or the “Securities Purchase Agreement” with certain third party lenders and JGB Collateral LLC, as collateral agent for the sale of (i) Senior Secured Convertible Debentures, or the Debentures, in an aggregate principal amount of $22,222,222 and (ii) warrants to purchase up to 1,000,000 shares of our common stock, for an exercise price of $2.52 per share. As of August 28, 2025, the holders of Debentures may require us to redeem a portion of the Debentures of up to $500,000 in the aggregate per calendar month by providing written notice to us. To secure our obligations under the Securities Purchase Agreement and the Debentures, we granted the investors a first priority lien on substantially all of our assets, including intellectual property, or the Collateral.

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

Index
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

Throughout 2025, the U.S. federal government pursued multiple initiatives aimed at tying U.S. drug prices to those paid in certain other developed countries through a “Most‑Favored‑Nation”, or MFN, pricing framework. These actions included a 2025 Executive Order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” in which CMS was instructed to create plans to impose MFN pricing on drug manufacturers. Following the Executive Order, CMS advanced three MFN-based payment models through the Center for Medicare and Medicaid Innovation : the “Global Benchmark for Efficient Drug Pricing”, which would implement a new, mandatory drug rebate program tied to MFN pricing for select drugs in Medicare Part B and is proposed to go into effect on October 1, 2026; “Guarding U.S. Medicare Against Rising Drug Costs”, which would implement a similar mandatory drug rebate program for select drugs in Medicare Part D and is proposed to go into effect on January 1, 2027; and “GENErating cost Reductions for U.S. Medicaid”, launched in January 2026, under which manufacturers who choose to participate in the model would pay MFN-based supplemental rebates under the Medicaid program in exchange for standardized coverage criteria in participating states. These models are likely to face legal and operational challenges, and the implementation of these models remains uncertain. In parallel to these CMS initiatives, several major pharmaceutical manufacturers have entered into voluntary agreements with the U.S. federal government to provide discounted prices aligned to MFN prices on certain of the manufacturers’ drugs to the Medicaid program and direct to patients.

Index
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

Our future financial performance and our ability to commercialize PDS0101 alone or in combination with PDS01ADC and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2025, we had 21 employees and 24 consultants.  We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of PDS0101. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

We have incurred net losses and utilized cash in operations since inception. In addition, as of December 31, 2025, we had approximately $26.7 million in cash and cash equivalents, and during the twelve months ended December 31, 2025, we used $27.8 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. In addition, under the Debentures, we must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. A breach of any of the covenants under the Debentures, including, without limitation, the cash balance covenant, could result in a default under the Debentures. Upon the occurrence of an event of default under the Debentures, the investors could elect to declare all amounts outstanding, if any, to be immediately due and payable. If there are any amounts outstanding that we are unable to repay, the investors could proceed against the Collateral granted to it to secure such indebtedness.. Due to the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalents as of December 31, 2025, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Annual Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

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

Index
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

●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;

Index
●	any future collaborators that conduct clinical trials may face any of the above issues and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us;

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

Successful development of immunotherapies is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Immunotherapies that appear promising in the early phases of development may fail to reach, or be delayed in reaching, the market for several reasons including: preclinical study results that may show the immunotherapy to be less safe or effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects; clinical study results that may show the immunotherapy to be less effective than expected (e.g., the study failed to meet its primary endpoint) or to have unacceptable side effects; or failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by multiple factors including: slow enrollment in clinical studies, inability to retain study participants, length of time to achieve study endpoints, delays in receiving the necessary products or supplies for the conduct of clinical or preclinical trials, additional time requirements for data analysis, or Biologics License Application preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, FDA delays in inspecting manufacturing establishments, failure to receive FDA approval for manufacturing processes or facilities, or unexpected safety or manufacturing issues; manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the immunotherapy uneconomical; and the proprietary rights of others and their competing products and technologies that may prevent the immunotherapy from being commercialized. Success in preclinical and early and interim clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one immunotherapy to the next and may be difficult to predict. Even if our product candidates are approved, they may be subject to limitations on the indications, intended uses and populations for which they may be marketed. They may also be subject to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS, to monitor the safety or efficacy of the products. If we do not receive FDA approval for, and successfully commercialize our product candidates, we will not be able to generate revenue from these product candidates in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

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

Index
We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with PDS0101 and PDS01ADC even though their approach may be different. We believe our top clinical-stage competitors pursuing cancer immunotherapies and/or vaccines for infectious diseases include, but not limited to Genmab, Johnson & Johnson Innovative Medicine (part of Johnson & Johnson), Sanofi-Aventis, GlaxoSmithKline plc, Merck, Pfizer, Inovio, Kite Pharma, Moderna, BioNTech, Osivax, Vaxart, IO Biotech, Exelixis, Bicara and Flugen. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). If one or more of these companies is successful in developing their technologies, it could materially impact our business. We also experience competition in the development of our immunotherapies from universities and other research institutions and compete with others in acquiring technology from such universities and institutions.

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

Index
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

There is no guarantee that any CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required or in accordance with applicable laws and regulations. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminate for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, certain of our scientific advisors or consultants who receive compensation from us are clinical trial investigators for our clinical trial. Although we believe our existing relationships are within the FDA’s guidelines, if these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing PDS0101, PDS01ADC or any other product candidates.

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

Index
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

From time to time, we may publicly disclose interim, topline or preliminary data from our sponsored or investigator initiated clinical trials, such as preliminary topline results which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and in doing so we may not have received or had the opportunity to fully and carefully evaluate all data. In addition, we may report preliminary analyses of only certain endpoints rather than all endpoints. As a result, the interim, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Topline data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data becomes available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

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

Index
In addition, the design of a clinical trial can affect whether its results will support approval of a drug and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and conduct a clinical trial to support marketing approval. Further, if our product candidates are found to lack safety or efficacy, we will not be able to obtain marketing approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in preclinical studies and earlier clinical trials.

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

Because we have limited financial and managerial resources, we are initially developing our product candidates PDS0101, PDS01ADC and the other Versamune® and Infectimune® based products. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Index
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

Index
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

Our strategy may include potential reliance upon strategic collaborations for marketing and commercialization of PDS0101 and other Versamune®, Versamune® in combination with PDS01ADC Products. We also rely on strategic collaborations for research, development, marketing and commercialization for our Products. We have also been heavily reliant upon third-party outsourcing for our clinical trials execution and production of drug supplies for use in clinical trials.

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

Index
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

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. The continued listing standards of Nasdaq applicable to the Nasdaq Capital Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if the listed company does not regain compliance within a 180-day grace period, it may be subject to delisting. In order to regain compliance, the bid price of the listed company’s common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within a 180-day grace period. On February 25, 2026, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we would be afforded 180 calendar days to regain compliance with the bid price requirement. There can be no assurance that we will regain compliance with the minimum bid price requirement or, if we do so, that we will maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards.

If we fail to regain compliance with the minimum bid price requirement or other Nasdaq listing standards, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Delisting from the Nasdaq Capital Market  could also cause us to pursue eligibility for trading of these securities on other markets or exchanges, including the over-the-counter (OTC) BB or QB markets, or on the OTC “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the OTC markets or the pink sheets. Delisting from the Nasdaq Capital Market would also result in negative publicity, make it more difficult for us to raise additional capital, cause us to lose eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after certain legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2025, we had 54,878,233 shares of common stock outstanding. Approximately 53,466,842 of such shares are freely tradable, without restriction, in the public market. Approximately 1,411,391 shares of common stock are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

Changes to existing tax laws, or challenges to our tax positions could adversely affect our business and financial condition.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. There is uncertainty regarding future legislative and regulatory changes and policies related to matters such as taxation and importation, and any such proposed or enacted regulations by the current or a future U.S. administration, Congress, or taxing authorities in other jurisdictions could materially affect our tax obligations and operating results.

Index
For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. The One Big Beautiful Bill Act, or OBBBA, reinstates the option to deduct domestic research and development expenditures in the year incurred, commencing with tax years beginning after December 31, 2024. Foreign research and development expenditures remain subject to the 15-year capitalization and amortization requirement. The OBBBA also includes other significant provisions, including tax cut extensions and modifications to the international tax framework. In addition, the IRA, among other things, included a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning in 2023. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position.
In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, there can be no assurance that our tax positions will not be challenged by relevant tax authorities. If the relevant tax authorities assess additional taxes on us, this could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

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

Index
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

Changes in regulations and policies by the new U.S. administration and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. The extent of the impact of tariffs, trade policies, or new legislation or regulations will have on our business specifically, or on the U.S. market and global economy generally, are uncertain and in the long term, unpredictable, and could adversely affect our business, financial condition, and results of operations. The continued impact of these tariffs may impair our plans for further drug development in the U.S. market as well as our ability to generate revenues.

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

Index

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

The information in Note 11 to the Consolidated Financial Statements contained in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 11 to our Consolidated Financial Statements for the year ended December 31, 2025 contained in this Annual Report on Form 10-K.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “PDSB”.

Holders

As of March 25, 2026, there were 35 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we entered into a Consulting Agreement, dated October 11, 2023 with DC Consulting LLC, or DC, and a Consulting Agreement, dated April 12, 2023, with DC, or the 2023 Consulting Agreements. During the year ended December 31, 2024, we entered into a Consulting Agreement, dated June 17, 2024 with DC, or the 2024 Consulting Agreement. On February 25, 2025 and on October 30, 2025, we entered into a Consulting Agreement with DC, and on January 29, 2025, we entered into a Consulting Agreement with MDM Worldwide Solutions, or MDM, together the 2025 Consulting Agreements, together with the 2023 Consulting Agreements and the 2024 Consulting Agreement, the Consulting Agreements. As partial compensation for the consulting services provided by DC and MDM to the Company under the Consulting Agreements, the Company issued DC 100,000 shares of common stock pursuant to a Common Stock Purchase Agreement, dated October 11, 2023, 100,000 shares of common stock pursuant to a Common Stock Purchase Agreement, dated April 12, 2023, 100,000 shares of common stock pursuant to a Common Stock Purchase Agreement, dated June 17, 2024, 100,000 shares of common stock pursuant to a Common Stock Purchase Agreement, dated February 25, 2025 and 100,000 shares of common stock pursuant to a Common Stock Purchase Agreement, dated October 30, 2025. The Company issued MDM 50,000 shares of common stock pursuant to a Common Stock Purchase Agreement dated January 29, 2025. These shares were issued and sold in reliance upon the available exemption from registration requirements of Section 4(a)(2) of the Securities Act.

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

Introduction to PDS Biotechnology Corporation

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer immunotherapies based on our Versamune®, Versamune® in combination with our IL-12 fused anti-body drug conjugate (ADC) PDS01ADC. In addition, we are developing the Infectimune® T cell-activator in infectious diseases. We believe our targeted immunotherapies have the potential to overcome the limitations of current immunotherapy approaches through the activation of the right type, quantity and potency of T cells. Versamune®, and Versamune® in combination with PDS01ADC are utilized for treatments in oncology and Infectimune®, for treatments in infectious disease. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in-vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies. PDS01ADC is an investigational tumor targeting IL-12 that we believe may enhance the proliferation, potency and longevity of T cells in the tumor microenvironment. Based on preclinical studies and recent investigational clinical data, we believe that Versamune® in combination with PDS01ADC may enhance the proliferation, potency and longevity of antigen specific multifunctional CD8 T cells in the tumor microenvironment and work synergistically to overcome tumor immune suppression.

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

In October 2024, we announced updated data from the IMMUNOCERV Phase 2 clinical trial evaluating PDS0101 with chemoradiation to treat locally advanced cervical cancer presented at the American Society for Radiation Oncology (ASTRO) Annual Meeting 2024.

In March 2025, we announced the initiation of our VERSATILE-003 Phase 3 clinical trial evaluating PDS0101 in HPV16-positive first-line treatment of recurrent/metastatic head and neck squamous cell carcinoma.

In July 2025, we announced that the colorectal cancer cohort of a Phase 2 clinical trial with PDS01ADC in combination with Hepatic Artery Infusion Pump (HAIP) and systemic therapy met the pre-defined criteria for expansion to stage 2 following positive stage 1 results.

In August 2025, we announced final topline survival data from our VERSATILE-002 Phase 2 trial in head and neck cancer.

In October 2025, we announced our intent to seek expedited approval pathway for PDS0101 in HPV16-positive head and neck cancer based on final VERSATILE-002 trial data showing robust median progression free survival and increased median overall survival.

In December 2025, we announced the scheduling of a type C meeting with the FDA to discuss a proposed accelerated approval pathway for PDS0101 in HPV16-positive recurrent and/or metastatic head and neck cancer. Patients already enrolled prior to the amendment remain on the trial and continue to receive treatment.

Index
Clinical Candidate Pipeline

VERSATILE-003: PDS0101 + pembrolizumab vs pembrolizumab

In March 2025, we initiated our VERSATILE-003 Phase 3 clinical trial evaluating the combination of PDS0101 in combination with the anti-PD-1 therapy pembrolizumab versus pembrolizumab as a monotherapy.  The clinical trial will evaluate the efficacy and safety of this therapeutic combination as a first line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this trial, sponsored by us, patients whose cancer has returned following initial treatment or spread (metastasized) will be treated with either the combination of PDS0101and pembrolizumab or with pembrolizumab alone, to evaluate if the addition of PDS0101 might improve the efficacy of pembrolizumab alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care pembrolizumab therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is median overall survival, or mOS, at six months following initiation of treatment. Following discussions with the FDA in December 2025, we amended the trial’s protocol, among other modifications, to include progression-free survival (PFS) as an interim primary endpoint of the trial. Patients already enrolled prior to the amendment remain on the trial and continue to receive treatment.

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

Index
In September 2024, we announced updated data from our VERSATILE-002 Phase 2 clinical trial presented during a poster session at the European Society for Medical Oncology (ESMO) Congress 2024.  The data presented was based on a May 17, 2024 data cut-off.  The main elements of the update were as follows:

●	Median Overall Survival (mOS) was 30 months with a lower 95% confidence interval of 19.7 months; Published mOS for pembrolizumab is 12-18 months
●	Objective Response Rate (ORR) of 36% (19/53); Published ORR for pembrolizumab is 19-25%
●	Disease Control Rate (DCR) is 77% (41/53)
●	21% (11/53) of patients had deep tumor responses and shrinkage of 90-100%
●	9% (5/53) of patients had a complete response
●	Treatment-related adverse events of Grade ≥3 were seen in 9 patients (Grade 3, n=8 and Grade 4, n=1)

In August 2025, we announced final topline survival data from our VERSATILE-002 Phase 2 trial in head and neck cancer.
53 patients were enrolled in the 1L R/M HNSCC arm of the trial:

●	The median overall survival (mOS) is 39.3 months in patients with CPS ≥ 1. The lower limit of the 95% confidence interval is 23.9 months, and the upper limit is not yet estimable.

MD Anderson Cancer Center (IMMUNOCERV): PDS0101 + Chemoradiotherapy

In October 2020, a Phase 2 IIT was initiated with The University of Texas MD Anderson Cancer Center and is actively recruiting patients. This clinical trial investigated the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe that Versamune® has strong T cell induction with the potential to enhance efficacy of the current standard of care CRT treatment in this indication with the FDA at this meeting.

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

Index
In October 2024, we announced updated data from the IMMUNOCERV Phase 2 clinical trial evaluating PDS0101 with chemoradiation to treat locally advanced cervical cancer presented at the American Society for Radiation Oncology (ASTRO) Annual Meeting 2024 which included the following:

●	All patients received at least 2 doses of PDS0101.
●	Median follow-up was 19 months.
●
36-month overall survival (OS) rate was 84.4%, and 100% for the eight patients who received all five doses of PDS0101. Historical published data show 36-month OS rate with chemoradiation in this population of approximately 64%.

●
36-month progression free survival (PFS) rate was 74.9%, among all patients and 100% for the eight patients who received all five doses of PDS0101. Historical published data show 36-month PFS rate with chemoradiation in this population of approximately 61%.

●	Complete metabolic response (CMR) was achieved in 15/17 (88%) patients.
●	PDS0101 appeared to be safe and well-tolerated. The most common treatment-related toxicities were injection site reactions in twelve patients (71%).

Mayo Clinic: PDS0101 Monotherapy and in combination with pembrolizumab

In February 2022, we initiated an Investigator-Initiated Trial (ITT), MC200710, for PDS0101 alone or in combination with the immune checkpoint inhibitor, pembrolizumab, in patients with HPV-positive oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence. The trial is being led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar at Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers. We believe that this trial not only broadens our addressable patient population of those affected by the increasing incidence of HPV(+)OPSCC, but also allows us to better understand the activity of PDS0101 alone or in combination with Keytruda® in earlier stages of disease. This trial is currently open for enrollment.

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

National Cancer Institute: PDS0101 + PDS01ADC + Bintrafusp Alfa

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

PDS0103

In April 2020, the above-mentioned CRADA between PDS Biotech and the NCI was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by us and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by us.

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

With the exclusive global license agreement with Merck KGaA, Darmstadt, Germany for PDS01ADC, we believe we have simplified our registrational pathway for the NCI-led triple combination by owning both PDS0101 and PDS01ADC and combining these agents with an FDA approved ICI. PDS01ADC has been designed to overcome the limitations of cytokine therapy as explained above, and based on extensive preclinical studies performed at the NCI evaluating PDS01ADC as a monotherapy and also in combinations with established standard of care treatments for cancer, we believe that PDS01ADC has significant potential as a cytokine therapy independent of Versamune®. Based on the informative preclinical studies, a number of ITT Phase 2 trials are currently in progress at the NCI, some of which are outlined below:

●
A Phase 2 trial evaluating PDS01ADC in combination with hepatic artery infusion pump (HAIP) and systemic therapy for subjects with metastatic colorectal cancer, intrahepatic cholangiocarcinoma, or metastatic adrenocortical carcinoma

●	A Phase 2 trial evaluating ICI naïve and resistant patients with HPV-positive malignancies treated with PDS01ADC, PDS0101 and bintrafusp alfa
●
A Phase 2 trial evaluating T-cell clonality after stereotactic body radiation therapy alone and in combination with the immunocytokine PDS01ADC in localized high and intermediate risk prostate cancer treated with androgen deprivation therapy

●	A Phase 1/2 trial evaluating PDS01ADC in combination with docetaxel in adults with metastatic castration sensitive and castration resistant prostate cancer
●	A Phase 1/2 trial evaluating PDS01ADC going forward as a monotherapy in advanced kaposi sarcoma
●	A Phase 1/2 trial evaluating PDS01ADC in combination with a histone deacetylase (HDAC) inhibitor in ICI-resistant MUC1-positive colon and bladder cancers among others

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

Clinical Development Strategy

Since our inception we have devoted substantially all our resources to developing our Versamune® and Infectimune® platforms, and products derived thereof, as well as PDS01ADC. This includes advancing preclinical programs, conducting clinical trials, manufacturing PDS0101 and PDS01ADC for clinical trials, and providing general and administrative support. We have funded our operations primarily from the issuance of common stock and issuance of debt. We have not generated any product revenue to date.  We have never been profitable and have incurred net losses each year since our inception.

Index
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $34.5 million, and $37.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $216.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of December 31, 2025, we had $26.7 million in cash and cash equivalents.

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

Index
The following table summarizes our research and development expenses incurred for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
PDS Biotech projects	$11,450	$14,148
Clinical consulting	1,486	144
Salaries and other costs	6,090	8,273
Total	$19,026	$22,566

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

Income Taxes

We file U.S. federal income tax returns and New Jersey state tax returns. Our deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards and are recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. At December 31, 2025, we had federal net operating loss, or NOLs, carryforwards of approximately $197.4 million, $30 million of which expire at various dates between 2028 and 2037, losses generated in 2018 or later of $167.4 million will carry forward indefinitely. At December 31, 2025, we had federal research and development credit carryforwards of approximately $7.5 million. We may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon our value immediately before the ownership change, changes to our capital during a specified period prior to the change, and the federal published interest rate. Although we have not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

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

Index
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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Increase (Decrease)
	2025	2024	$	%
	(in thousands)
Operating expenses:
Research and development expenses	$19,026	$22,565	$(3,539)	(16)%
General and administrative expenses	12,518	13,756	(1,238)	(9)%
Total operating expenses	31,544	36,321	(4,777)	(13)%
Loss from operations	(31,544)	(36,321)	4,777	(13)%
Interest income (expense), net	(4,121)	(2,158)	(1,963)	91%
Benefit from income taxes	1,170	869	301	35%
Net loss and comprehensive loss	$(34,495)	$(37,610)	$3,115	(8)%

Research and Development Expenses

For the year ended December 31, 2025, research and development expenses decreased to approximately $19.0 million compared to approximately $22.6 million for the year ended December 31, 2024. The decrease of $3.6 million was primarily attributable to decreases in manufacturing costs of $2.5 million and personnel costs of $1.8 million, partially offset by an increase in clinical costs of $0.7 million.

General and Administrative Expenses

For the year ended December 31, 2025, general and administrative expenses decreased to approximately $12.5 million compared to approximately $13.8 million for the year ended December 31, 2024. The $1.3 million decrease was primarily attributable to a decrease in personnel costs.

Interest Income (Expense), net

For the year ended December 31, 2025, net interest expense was $4.1 million compared to $2.2 million for the year ended December 31, 2024. The $1.9 million increase in interest expense was primarily due to decreased interest income of $1.3 million and $1.1 million impact from loss on retirement of debt, partially offset by lower debt interest payments.

Benefit from Income Taxes

Income tax benefit was $1.2 million for the year ended December 31, 2025 as compared to $0.9 million for the prior year ended December 31, 2024. The increase of $0.3 million was primarily due to increased proceeds from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to the Company’s participation in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) program.

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

In August 2022, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and we have also provided the Agents with customary indemnification and contribution rights. We are not obligated to make any sales of our common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement in accordance with its terms. In August 2024, we entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. During the year ended December 31, 2024, we sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement and 1,108,105 shares of common stock for a net value of $3.2 million pursuant to the New Sales Agreement. During the year ended December 31, 2025, we sold 0 shares, of common stock with a net value of $0, pursuant to the Sales Agreement and 3,510,732 of common stock with a net value of $4.3 million, pursuant to the New Sales Agreement.

In August 2022, we entered into a venture loan and security agreement, or the Loan and Security Agreement, with Horizon Technology Finance Corporation, as lender and collateral agent for itself and the other lenders.  In total, the Company received $24.6 million in net proceeds under the Loan and Security Agreement. Our indebtedness under the Loan and Security Agreement was satisfied in full and retired in full with a portion of the proceeds received from the Securities Purchase Agreement, as discussed below.

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

In February 2025, we entered into a securities purchase agreement with certain purchasers, pursuant to which we agreed to sell an aggregate of 6,396,787 shares of common stock, pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock, and common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock at a combined purchase price of $1.50 per share and warrant, or the “February 2025 Offering”. Two of our directors participated in the February 2025 Offering and purchased 30,121 shares of common stock in the aggregate at an offering price per share of $1.66 and common stock warrants to purchase 30,121 shares of common stock. The common stock warrants issued to our directors have an exercise price per share of $1.53, but are otherwise identical to the common stock warrants issued to all other participants in the February 2025 Offering. Aggregate gross proceeds from the February 2025 Offering were approximately $11 million. Net proceeds to us from the February 2025 Offering, after deducting the placement agent fees and other estimated offering expenses payable by us, were approximately $10.05 million. The February 2025 Offering closed on February 28, 2025.

Index
On April 30, 2025, we entered into a securities purchase agreement, or the “Securities Purchase Agreement” with certain third party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, we agreed to sell (i) senior secured convertible debentures in an aggregate principal amount of $22,222,222 (collectively, the “Debentures”) and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20,000,000. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire our indebtedness under the Loan and Security Agreement. The remaining proceeds from the transactions contemplated by the Securities Purchase Agreement were used for general corporate purposes and transaction expenses. Pursuant to the Debentures, we must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. In addition, for as long as any portion of the Debentures remain outstanding, we are generally restricted from: incurring indebtedness; granting or suffering liens on any of our property or assets; amending our organizational documents; repurchasing any of our securities; paying dividends; selling, disposing, licensing or leasing our assets other than in the ordinary course; and other customary restrictive covenants. Effective as of August 28, 2025, the holders of the Debentures may require us to redeem a portion of the Debentures in an amount up to $500,000 per calendar month in the aggregate. During the year ended December 31, 2025, we redeemed an aggregate of $2,500,000 of the principal amount of the Debentures. In connection with the Securities Purchase Agreement, on April 30, 2025, we also entered into a Security Agreement (the “Security Agreement”), pursuant to which we and our subsidiary granted, for the benefit of the investors, to secure our obligations under the Securities Purchase Agreement and the Debentures, (i) first priority liens on certain assets, in each case subject to permitted liens described in the Security Agreement. In addition, on April 30, 2025, we and our subsidiary entered into a Subsidiary Guarantee, pursuant to which we and our subsidiary guaranteed all of our obligations under the Securities Purchase Agreement and the Debentures.

In November 2025, we entered into a securities purchase agreement with certain purchasers, pursuant to which we agreed to sell an aggregate of 5,741,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 59,000 shares of common stock, and common stock warrants to purchase up to an aggregate of 5,800,000 shares of common stock (the “November 2025 Offering”).  The offering price per share of common stock was $0.91 and the purchase price of each pre-funded warrant was $0.9099. Each common warrant issued in connection with the November 2025 Offering had an exercise price of $1.00 per share, can be exercised six months after the date of issuance and will expire five years thereafter. Aggregate gross proceeds from the November 2025 Offering were $5.3 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $4.8 million. In addition, in connection with the November 2025 Offering, we entered into a warrant amendment agreement pursuant to which we agreed, effective upon closing of the November 2025 Offering, to amend certain existing warrants to purchase up to an aggregate of 5,948,334 shares of common stock at an exercise price of $1.50 per share, so that the amended warrants will have a reduced exercise price of $1.00 per share effective upon the closing of the November 2025 Offering and will be exercisable beginning on the date that is six (6) months after the closing of the November 2025 Offering. The November 2025 Offering closed on November 12, 2025.

As of December 31, 2025, we had $26.7 million of cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.  Our budgeted cash requirements in 2025 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt.

We plan to continue to fund our operations and capital funding needs through existing cash and additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our existing stockholders. We may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market immunotherapies that we would otherwise prefer to develop and market ourselves. In addition, the Debentures require us to maintain minimum cash balances in a deposit account subject to an account control agreement and impose restrictive covenants, as described above. Any of these actions could harm our business, results of operations and prospects.

Index
Cash flows

The following table shows a summary of our cash flows for each of the years indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(27,752)	$(35,030)
Net cash used in investing activities	-	(29)
Net cash provided by financing activities	12,774	20,188
Net decrease in cash and cash equivalents	$(14,978)	$(14,871)

Net Cash Used in Operating Activities

Net cash used in operating activities was $27.7 million and $35.0 million for the years ended December 31, 2025 and 2024, respectively. The decrease in net cash used in operating activities of $7.3 million was primarily due to a decrease in the net loss of $3.1 million, an increase in the amortization of debt discount of $0.4 million, an increase in the loss on retirement of debt of $1.1 million, and changes in the timing of working capital requirements, including changes in prepaid expenses and other current assets, accounts payable and accrued expenses, offset by a decrease in non-cash stock-based compensation expense of $2.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2025 and 2024 was $0 and $29,000, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 and 2024 decreased by $7.4 million primarily due to $19.0 million used for repayment of the Loan and Security Agreement, a $3.5 million increase in loan principal payments, a $18.3 million decrease in proceeds from the issuance of common stock from the Sales Agreement and $0.8 million decrease in proceeds from the exercise of stock options; offset by a $19.2 million increase in proceeds from the Securities Purchase Agreement and a $15.0 million increase in proceeds from the issuance of common stock, warrants and pre-funded warrants from the February 2025 Offering and the November 2025 Offering.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Annual Report. Our budgeted cash requirements in 2025 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. In addition, the Debentures require us to maintain minimum cash balances in a deposit account subject to an account control agreement and impose restrictive covenants, as described above. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements.

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

Interest Rate Risk
We are exposed to market risk related changes in interest rates. As of December 31, 2025, our cash equivalents consisted of bank deposits and money market accounts. Additionally, the principal balance of the senior secured debentures issued pursuant to the Securities Purchase Agreement with certain third party lenders and JGB Collateral LLC, as collateral agent, bear a floating interest pegged to the prime rate.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates has not been material to us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. As a majority of our outside contracts for services and goods extend over multiple years, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2025. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Index
Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

During the three (3) months ended December 31, 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act and/or any non-Rule 10b5-1 trading arrangement.

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

4.2	Description of Securities (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed on March 27, 2020, and incorporated by reference herein).

4.3	Form of Indenture (filed as Exhibit 4.3 to the Company’s registration statement on Form S-3 (File No. 333-267041) on August 24, 2022, and incorporated by reference herein).

4.4	Form of Pre-Funded Warrant (February 2025 Offering) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated by reference herein).

4.5	Form of Common Warrant (February 2025 Offering) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated by reference herein).

4.6	Form of Warrant (Securities Purchase Agreement) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 2, 2025, and incorporated by reference herein).

4.7	Form of Debenture (Securities Purchase Agreement) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2025, and incorporated by reference herein).

4.8	Form of Pre-Funded Warrant (November 2025 Offering) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 12, 2025, and incorporated by reference herein).

4.9	Form of Common Warrant (November 2025 Offering) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 12, 2025, and incorporated by reference herein).

4.10	Form of Warrant Amendment (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 12, 2025, and incorporated by reference herein).

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

10.6++
License Agreement dated as of December 30, 2022 by and between Merck KGaA, Darmstadt, Germany and PDS Biotechnology Corporation (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 28, 2023, and incorporated by reference herein).

10.7
Share Transfer Agreement by and between PDS Biotechnology Corporation and Merck KGaA, Darmstadt, Germany. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 3, 2023, and incorporated by reference herein).

10.8+
PDS Biotechnology 2010 Equity Incentive Plan, and forms of agreement thereunder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A on September 21, 2015, and incorporated by reference herein).

10.9+
Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 17, 2023, and incorporated by reference herein).

10.10+
Amendment to the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 11, 2025, and incorporated by reference herein).

10.11 +
Employee Stock Option Agreement under the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 9, 2020, and incorporated by reference herein).

10.12+
Form of Restricted Stock Unit Agreement under the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025, and incorporated by reference herein).”

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

Index
10.19+	Form of Indemnification Agreement for officers and directors (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 on August 14, 2015, and incorporated by reference herein).

10.20++
Patent License Agreement dated as of November 5, 2021, by and between PDS Biotechnology Corporation and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.21++
Option Agreement with University of Georgia Research Foundation, Inc. effective as of October 25, 2021 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.22+
PDS Biotechnology Corporation Change of Control Severance Plan effective as of March 14, 2022 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein)

10.23+++
Amended and Restated Executive Employment Agreement by and between Frank K. Bedu-Addo and PDS Biotechnology Corporation, effective as of March 14, 2022 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2022, and incorporated by reference herein).

10.24+++
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

10.26 +++
Executive Employment Agreement by and between Kirk V. Shephard, M.D. and PDS Biotechnology Corporation, effective as of January 22, 2024 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 28, 2024, and incorporated by reference herein).

10.27 +++
Executive Employment Agreement by and between Spencer Brown and PDS Biotechnology Corporation, effective as of June 1, 2022 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022, and incorporated herein by reference).

10.28+++
Executive Employment Agreement by and between Stephan F. Toutain and PDS Biotechnology Corporation, effective as of May 1, 2024 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2024, and incorporated herein by reference).

10.29
Form of Securities Purchase Agreement, dated February 26, 2025, by and among PDS Biotechnology Corporation and the purchasers signatory thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated by reference herein).

10.30++
Securities Purchase Agreement, dated April 30, 2025, by and among PDS Biotechnology Corporation, the purchasers named therein, and JGB Collateral LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2025, and incorporated by reference herein).

10.31
Amendment Agreement entered into as of May 20, 2025, by and among JGB Capital, L.P., JGB Partners, L.P., JGB Capital Offshore Ltd. and Alto Opportunity Master Fund SPC - Segregated Master Portfolio B, PDS Biotechnology Corporation and JGB Collateral LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025, and incorporated by reference herein).

10.32
Registration Rights Agreement, dated April 30, 2025, by and among PDS Biotechnology Corporation and the purchasers named therein (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2025, and incorporated by reference herein).

10.33
Security Agreement, dated April 30, 2025, by and among PDS Biotechnology Corporation., each of PDS Biotechnology Corporation’s specified subsidiaries named therein, the purchasers named therein and JGB Collateral LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2025, and incorporated by reference herein).

Index
10.34	Form of Subsidiary Guarantee (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 2, 2025, and incorporated by reference herein).

10.35
Form of Securities Purchase Agreement dated November 11, 2025, by and among PDS Biotechnology Corporation and the Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2025, and incorporated by reference herein)

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

PDS Biotechnology Corporation

March 30, 2026	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer

March 30, 2026	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Frank Bedu-Addo	President and Chief Executive Officer and Director	March 30, 2026
Frank Bedu-Addo, Ph.D.	(Principal Executive Officer)

/s/ Lars Boesgaard	Chief Financial Officer	March 30, 2026
Lars Boesgaard	(Principal Financial and Accounting Officer)

/s/ Gregory Freitag	Director	March 30, 2026
Gregory Freitag J.D., CPA

/s/ Stephen Glover	Director	March 30, 2026
Stephen Glover

/s/ Kamil Ali-Jackson	Director	March 30, 2026
Kamil Ali-Jackson

/s/ Otis W. Brawley	Director	March 30, 2026
Otis W. Brawley

/s/ Ilian Iliev	Director	March 30, 2026
Ilian Iliev

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PDS Biotechnology Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PDS Biotechnology Corporation and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for convertible debentures and valuation of warrants

As discussed in Notes 3 and 13 to the consolidated financial statements, in April 2025, the Company issued (i) $22.2 million aggregate principal amount of senior secured convertible debentures (the Debentures) and (ii) warrants to purchase shares of its common stock at a price of $2.52 per share.

We identified the evaluation of the accounting for the Debentures and the determination of the fair value of the related warrants as a critical audit matter. A high degree of challenging and complex auditor judgment was required to evaluate the terms and provisions of the Debentures. Additionally, the audit effort required the involvement of professionals with specialized skills and knowledge to evaluate 1) the application of the relevant accounting guidance for the Debentures and 2) the estimated fair value of the warrants due to the degree of subjectivity associated with the volatility assumption.

The following are the primary procedures we performed to address this critical audit matter. We involved professionals with specialized skills and knowledge in complex financing transactions, who assisted in inspecting the underlying agreements to understand the relevant terms and provisions of the Debentures and evaluating whether the Company’s accounting for the Debentures is in accordance with the relevant accounting guidance. We also involved valuation professionals with specialized skills and knowledge, who assisted in:

●	developing an independent expectation of the volatility assumption based on consideration of historical, implied and peer group share price volatility information

●	developing an independent range of the fair value of the warrants using publicly available market data and the independently developed volatility assumption

●	comparing the independently developed ranges of the fair value to the respective fair value of the warrants determined by the Company.

Accounting for equity offerings and valuation of warrants

As discussed in Notes 3 and 9 to the consolidated financial statements, in February and November 2025, the Company issued and sold common stock, pre-funded warrants, and common stock warrants to purchase its common stock for net proceeds of $10.1 million and $4.8 million, respectively. In November 2025, the Company also modified the terms of the warrants issued in February 2025, to amend the exercise price and period of exercise (collectively, the 2025 Equity Offerings).

We identified the evaluation of the accounting for the 2025 Equity Offerings and the determination of the fair value of the related warrants as a critical audit matter. A high degree of challenging and complex auditor judgment was required to evaluate the terms and provisions of the 2025 Equity Offerings. Additionally, the audit effort required the involvement of professionals with specialized skills and knowledge to evaluate 1) the application of the relevant accounting guidance for the 2025 Equity Offerings and 2) the estimated fair value of the warrants due to the degree of subjectivity associated with the volatility assumption.

The following are the primary procedures we performed to address this critical audit matter. We involved professionals with specialized skills and knowledge in complex financing transactions, who assisted in inspecting the underlying agreements to understand the relevant terms and provisions and evaluating whether the Company’s accounting for the 2025 Equity Offerings is in accordance with the relevant accounting guidance. We also involved valuation professionals with specialized skills and knowledge, who assisted in:

●	developing independent expectations of the volatility assumptions based on consideration of historical, implied and peer group share price volatility information

●	developing independent ranges of the fair value of the warrants using publicly available market data and the independently developed volatility assumption

●	comparing the independently developed ranges of the fair values to the respective fair values of the warrants determined by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Short Hills, New Jersey
March 30, 2026

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$26,711,969	$41,689,591
Prepaid expenses and other assets	1,542,116	3,364,852
Total current assets	28,254,085	45,054,443

Noncurrent assets:
Prepaid expenses	1,996,300	-
Property and equipment, net	120,184	142,020
Financing lease right-of-use assets	123,514	162,194

Total assets	$30,494,083	$45,358,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,574,448	$1,684,868
Accrued expenses	742,227	2,841,214
Current portion of notes payable	5,130,372	12,500,000
Financing lease obligation - short term	36,167	61,119
Total current liabilities	9,483,214	17,087,201

Noncurrent liabilities:
Note payable, net of current portion	11,733,350	9,204,755
Financing lease obligation-long term	25,686	61,853
Total liabilities	21,242,250	26,353,809

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 150,000,000 shares authorized at December 31, 2025 and December 31, 2024, 54,878,233 shares and 37,987,380 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	18,111	12,536
Additional paid-in capital	225,840,226	201,103,311
Accumulated deficit	(216,606,504)	(182,110,999)
Total stockholders’ equity	9,251,833	19,004,848

Total liabilities and stockholders’ equity	$30,494,083	$45,358,657

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development expenses	$19,025,832	$22,565,524
General and administrative expenses	12,518,127	13,755,671
Total operating expenses	31,543,959	36,321,195

Loss from operations	(31,543,959)	(36,321,195)

Interest income (expense), net
Interest income	1,217,241	2,514,816
Interest expense	(5,338,607)	(4,673,174)
Interest income (expense), net	(4,121,366)	(2,158,358)

Loss before income taxes	(35,665,325)	(38,479,553)
Benefit from income taxes	1,169,820	869,169
Net loss and comprehensive loss	$(34,495,505)	$(37,610,384)

Per share information:
Net loss per share, basic and diluted	$(0.74)	$(1.03)

Weighted average common shares outstanding basic and diluted	46,384,280	36,452,707

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Total Equity
January 1, 2024	33,094,521	$10,921	$170,620,641	$(144,500,615)	$26,130,947
Stock-based compensation expense	-	-	1,630,011	-	1,630,011
Issuance of common stock from at-the-market program, net	3,428,681	1,131	19,493,342	-	19,494,473
Issuances of common stock, from exercise of stock options	156,073	52	531,039	-	531,091
Net loss	-	-	-	(10,603,477)	(10,603,477)
Balance - March 31, 2024	36,679,275	$12,104	$192,275,033	$(155,104,092)	$37,183,045
Stock-based compensation expense	-	-	1,795,722	-	1,795,722
Issuance of common stock for consulting agreement	100,000	33	266,967	-	267,000
Net loss	-	-	-	(8,327,897)	(8,327,897)
Balance - June 30, 2024	36,779,275	$12,137	$194,337,722	$(163,431,989)	$30,917,870
Stock-based compensation expense	-	-	1,778,272	-	1,778,272
Amortization of issuance costs from at-the-market program	-	-	(67,179)	-	(67,179)
Issuances of common stock, from exercise of stock options	40,535	13	98,487	-	98,500
Net loss	-	-	-	(10,726,658)	(10,726,658)
Balance - September 30, 2024	36,819,810	$12,150	$196,147,302	$(174,158,647)	$22,000,805
Stock-based compensation expense	-	-	1,644,188	-	1,644,188
Issuances of common stock, from exercise of stock options	59,465	20	144,480	-	144,500
Issuance of common stock from at-the-market program, net	1,108,105	366	3,167,341	-	3,167,707
Net loss	-	-	-	(7,952,352)	(7,952,352)
Balance - December 31, 2024	37,987,380	$12,536	$201,103,311	$(182,110,999)	$19,004,848

	Common Stock		Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Total Equity
January 1, 2025	37,987,380	$12,536	$201,103,311	$(182,110,999)	$19,004,848
Stock-based compensation expense	-	-	1,253,882	-	1,253,882
Issuance of common stock for consulting agreement	150,000	50	203,451		203,501
Issuance of common stock from at-the-market program, net	205,350	68	306,047	-	306,115
Issuances of common stock, net of issuance costs	6,396,787	2,111	6,919,908	-	6,922,019
Issuance of pre-funded warrants	-	-	1,009,969	-	1,009,969
Issuance of warrants	-	-	2,150,771	-	2,150,771
Exercise of pre-funded warrants	706,334	233	(162)	-	71
Net loss	-	-	-	(8,488,967)	(8,488,967)
Balance - March 31, 2025	45,445,851	$14,998	$212,947,177	$(190,599,966)	$22,362,209
Stock-based compensation expense	-	-	448,029	-	448,029
Issuance of common stock from at-the-market program, net	960,511	317	1,460,325	-	1,460,642
Issuances of common stock, net of issuance costs	-	-	50,000	-	50,000
Issuance of warrants	-	-	1,073,089	-	1,073,089
Exercise of pre-funded warrants	227,000	75	(52)	-	23
Net loss	-	-	-	(9,434,208)	(9,434,208)
Balance - June 30 , 2025	46,633,362	$15,390	$215,978,568	$(200,034,174)	$15,959,784
Stock-based compensation expense	-	-	1,246,485	-	1,246,485
Issuance of common stock from at-the-market program, net	1,072,080	354	1,256,298	-	1,256,652
Net loss	-	-	-	(9,009,411)	(9,009,411)
Balance - September 30, 2025	47,705,442	$15,744	$218,481,351	$(209,043,585)	$9,453,510
Stock-based compensation expense	-	-	1,158,210	-	1,158,210
Issuance of common stock for consulting agreement	100,000	33	94,967	-	95,000
Issuance of common stock from at-the-market program, net	1,272,791	420	1,250,483	-	1,250,903
Issuances of common stock, net of issuance costs	5,741,000	1,895	2,517,339	-	2,519,234
Issuance of pre-funded warrants	-	-	25,886	-	25,886
Exercise of pre-funded warrants	59,000	19	(13)	-	6
Issuance of warrants	-	-	1,925,361	-	1,925,361
Modifcation of warrants			386,642		386,642
Net loss	-	-	-	(7,562,919)	(7,562,919)
Balance - December 31, 2025	54,878,233	$18,111	$225,840,226	$(216,606,504)	$9,251,833

See accompanying notes to the financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,495,505)	$(37,610,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,106,606	6,848,193
Issuance of shares in consulting agreements	298,501	267,000
Amortization of debt discount	1,553,835	1,156,905
Loss on retirement of debt	1,107,004	-
Depreciation expense	21,836	21,112
Finance lease amortization expense	38,682	38,679
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(173,564)	(870,294)
Accounts payable	1,889,580	(5,297,956)
Accrued expenses	(2,098,987)	416,522
Operating lease liabilities	-	-
Net cash used in operating activities	(27,752,012)	(35,030,223)

Cash flows from investing activities:
Purchase of equipment	-	(29,000)
Net cash used in investing activities	-	(29,000)

Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants	1,038,094	-
Proceeds from issuance of warrants	5,315,811	-
Proceeds from exercise of pre-funded warrants	100	-
Proceeds from exercise of stock options	-	774,091
Payments of finance lease obligations	(61,119)	(55,795)
Loan principal payments	(6,666,667)	(3,125,000)
Loan repayment	(19,000,000)	-
Net proceeds from issuance of loan	18,164,795	-
Proceeds from issuances of common stock, net of issuance costs	9,709,064	-
Proceeds from issuance of common stock from at-the-market program, net of issuance costs	4,274,312	22,595,001
Net cash provided by financing activities	12,774,390	20,188,297

Net (decrease) increase in cash and cash equivalents	(14,977,622)	(14,870,926)
Cash and cash equivalents at beginning of period	41,689,591	56,560,517

Cash and cash equivalents at end of period	$26,711,969	$41,689,591

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$2,921,359	$3,556,662

See accompanying notes to the consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS Biotech”), is a clinical-stage immunotherapy company developing a growing pipeline of molecularly targeted immunotherapies designed to overcome the limitations of current immunotherapy and vaccine technologies. The Company develops proprietary platforms designed to train and enable the immune system to attack and destroy disease; Versamune®, and Versamune® in combination with PDS01ADC for treatments in oncology and Infectimune® for treatments in infectious diseases.  When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in-vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. PDS01ADC is a novel investigational tumor-targeting fusion protein of Interleukin 12 that enhances the proliferation, potency, infiltration and longevity of T cells in the tumor microenvironment and is therefore designed to overcome the limitations of cytokine therapy which today has resulted in high toxicity and limited therapeutic potential.  Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies.  The Company’s immuno-oncology product candidates are of potential interest for use as a component of combination product candidates (for example, in combination with other therapies such as immune checkpoint inhibitors) to provide more effective treatments across a range of advanced and/or refractory cancers. The Company is also evaluating its immunotherapies as monotherapies in early-stage disease.  The Company is developing targeted product candidates to treat several cancers, including Human Papillomavirus (HPV) associated cancers, melanoma, colorectal, lung, breast and prostate cancers. The Company’s infectious disease candidate is of potential interest for use in universal influenza vaccines.

The Company has received numerous patents, submitted patent applications and owns substantial know-how and trade secrets related to PDS0101 and its Versamune® and PDS01ADC product platforms. As of March 9, 2026, the Company holds fourteen (14) U.S. patents with granted claims directed to its platform technology and seven (7) pending U.S. patent applications. These issued patents will expire from 2026 through 2037. Should the more recently submitted patent applications currently in prosecution be issued, these will expire in 2033 through 2043 assuming no patent term extensions are granted. As of March 9, 2026, the Company holds seventy-nine (79) issued foreign patents and thirty-five (35) pending or published foreign patent applications.  Most of the Company’s international issued patents are issued in multiple countries including Europe, Japan and Australia, and all of which cover compositions of matter and methods of use related to its platform technology. These issued patents will expire from 2028 through 2038, or later if patent term extension applies. Included in the patents above is a patent protecting the use of Versamune® in combination with PDS01ADC.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses at the date of the consolidated financial statements and during the reporting periods, and to disclose contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to the fair value of warrants issued in connection with equity and/or debt financings and the fair value of securities underlying stock-based compensation.

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

The Company expenses patent costs as incurred and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common stock shares and pre-funded warrants outstanding during the period. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are full vested, and are exercisable after the original issuance date. Diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the years ended December 31, 2025 and 2024.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	Year Ended December 31,
	2025	2024
Stock options to purchase common stock	5,935,024	5,373,063
Performance-based restricted stock units	800,000	-
Warrants to purchase common stock	14,557,034	426,913
Total	21,292,058	5,799,976

(I)	Income taxes:

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

(J)	Convertible debentures and embedded derivative evaluation:

The Company accounts for its convertible debentures in accordance with ASC Subtopic 470-20, Debt–Debt with Conversion and Other Options, ASC Subtopic 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity and ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company evaluates the terms of its debt instruments to determine if any identified embedded features, including embedded conversion options or redemption features, are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments would be accounted for as a single, compound derivative instrument. Any identified and bifurcated embedded derivatives are initially recorded at fair value and are revalued at each reporting date with changes in the fair value reported as non-operating income or expense.

(K)	Warrants to acquire common stock:

The Company accounts for common stock warrants as either equity classified or liability classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Index
(L)	Fair value of financial instruments:

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

(M)	Leases:

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

(N)	Subsequent events:

Subsequent events have been evaluated through the date these financial statements were issued. See Note 16.

(O)	New accounting standards adopted:

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU for the annual period ended December 31, 2025. Refer to our income tax disclosure in Note 10 – Income Taxes for more information.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the consolidated statements of operations and comprehensive loss. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

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

Index
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The guidance amendments remove all references to a prescriptive and sequential software development method, also referred to as “project stages” throughout Subtopic 350-40, and specify new requirements for determining when to begin capitalization of capitalizable project costs. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

Note 3 – Liquidity and Capital Resources

As of December 31, 2025, the Company had $26.7 million of cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable.

The Company funds its operations through equity and/or debt financings such as the following:

In August 2022, the Company filed a shelf registration statement, or the 2022 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities, and units, which the Company refers to collectively as the Shelf-Securities, up to an aggregate amount of $150 million, approximately $97 million of which covers the offer, issuance and sale by the Company of its common stock under the Sales Agreement and the New Sales Agreement (as discussed below). The 2022 Shelf Registration Statement was declared effective on September 2, 2022.

In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for our common stock. The Agents will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company is not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) the termination of the Sales Agreement in accordance with its terms. In August 2024, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. During the year ended December 31, 2025, the Company sold 0 shares, of common stock with a net value of $0, pursuant to the Sales Agreement and 3,510,732 shares of common stock with a net value of $4.3 million, pursuant to the New Sales Agreement. During the year ended December 31, 2024, the Company sold 3,428,681 shares of common stock for a net value of $19.5 million pursuant to the Sales Agreement and 1,108,105 shares of common stock for a net value of $3.2 million pursuant to the New Sales Agreement. As of the date of this Annual Report, in the first quarter of 2026, the Company sold 937,420 shares of common stock for a net value of $0.85 million pursuant to the New Sales Agreement.

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

Index
In January and February of 2025, the Company received approximately $1.2 million from the net sale of tax benefits to an unrelated, profitable New Jersey corporation pursuant to its participation in the New Jersey Technology Business Tax Certificate Transfer NOL program for tax year 2023.

In February 2025, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 6,396,787 shares of common stock, pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock, and common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock at a combined purchase price of $1.50 per share and warrant (the “February 2025 Offering”). Two of the Company’s directors participated in the February 2025 Offering and purchased 30,121 shares of common stock in the aggregate at an offering price per share of $1.66 and common stock warrants to purchase 30,121 shares of common stock. The common stock warrants issued to the directors have an exercise price per share of $1.53, but are otherwise identical to the common stock warrants issued to all other participants in the February 2025 Offering. Aggregate gross proceeds from the February 2025 Offering were approximately $11.0 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $10.1 million. The February 2025 Offering closed on February 28, 2025.

In April 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain third-party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, the Company agreed to sell (i) senior secured convertible debentures in an aggregate principal amount of $22.2 million (collectively, the “Debentures”) and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20.0 million. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement, were used to satisfy in full and retire its indebtedness under the Loan and Security Agreement. The remaining proceeds from the transactions contemplated by the Securities Purchase Agreement were used for general corporate purposes and transaction expenses. Pursuant to the Debentures, the Company must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. In addition, for as long as any portion of the Debentures remain outstanding, the Company is generally restricted from: incurring indebtedness; granting or suffering liens on any of its property or assets; amending its organizational documents; repurchasing any of its securities; paying dividends; selling, disposing, licensing or leasing its assets other than in the ordinary course; and other customary restrictive covenants. Effective as of August 28, 2025, the holders of the Debentures required the Company to redeem a portion of the Debentures in an amount of $0.5 million per calendar month. During the year ended December 31, 2025, the Company redeemed an aggregate of $2.5 million of the principal amount of the Debentures. In connection with the Securities Purchase Agreement, on April 30, 2025, the Company also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company and its subsidiary granted, for the benefit of the investors, to secure its obligations under the Securities Purchase Agreement and the Debentures, (i) first priority liens on certain assets, in each case subject to permitted liens described in the Security Agreement. In addition, on April 30, 2025, the Company and its subsidiary entered into a Subsidiary Guarantee, pursuant to which the Company and its subsidiary guaranteed all of its obligations under the Securities Purchase Agreement and the Debentures.

In November 2025, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 5,741,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 59,000 shares of common stock, and common stock warrants to purchase up to an aggregate of 5,800,000 shares of common stock (the “November 2025 Offering”).  The November 2025 offering price per share of common stock was $0.91 and the purchase price of each pre-funded warrant was $0.9099. Each common warrant issued in connection with the November 2025 Offering had an exercise price of $1.00 per share, can be exercised six months after the date of issuance and will expire five years thereafter. Aggregate gross proceeds from the November 2025 Offering were $5.3 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $4.8 million. The November 2025 Offering closed on November 12, 2025.

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

Index
The Company’s estimated cash requirements in 2026 and beyond include expenses related to continuing development and clinical trials as well as payments on its debt. The Company plans to execute its operating plan by obtaining additional capital, principally through issuance of equity through separate offerings or an at-the-market facility, issuance of debt, or by entering into collaborations, strategic alliances, or license agreements with third parties. However, there is no assurance that sufficient additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or its existing shareholders. The Company may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in dilution to the Company’s stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict its operations. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, grant rights to third parties to develop and market immunotherapies that the Company would otherwise prefer to develop and market itself, or cease operations entirely. Any of these actions could harm its business, results of operations and prospects. Failure to obtain adequate financing may also adversely affect the Company’s ability to operate as a going concern.

As a result of these uncertainties, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these Consolidated Financial Statements on Form 10-K. The audited Consolidated Financial Statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

Note 4 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2025 or 2024.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025:
Cash and cash equivalents	$26,711,969	$26,711,969	$–	$–

As of December 31, 2024:
Cash and cash equivalents	$41,689,591	$41,689,591	$–	$–

The carrying value of the Debentures and the Loan and Security Agreement approximated their fair value at December 31, 2025 and December 31, 2024, respectively, due to their variable rate. The fair value of the Company’s long-term debt is based on Level 2 inputs.

Note 5 – Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2025	2024
Furniture and equipment	$14,964	$14,964
Computer and Telephone equipment	13,545	13,545
Lab equipment	267,402	267,402
Total furniture and equipment	295,911	295,911
Less accumulated depreciation	(175,727)	(153,891)
Property and equipment, net	$120,184	$142,020

Depreciation expense for the years ended December 31, 2025 and 2024 was $21,836 and $21,112, respectively.

Index
Note 6 – Leases

Operating Lease:

The Company maintains a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton, New Jersey.

Financing Lease

The Company has financed certain laboratory equipment as follows:

	Year Ended December 31,
	2025	2024
Cash paid for finance lease liabilities	$69,850	$69,850

Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2026	$40,107
2027	26,723
2028 and after	1
Total future minimum lease payments	66,831
Less imputed interest	(4,978)
Remaining lease liability	$61,853

The Company entered into four financing leases for laboratory equipment with a total cost of $251,959 with four to five-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements includes a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $6,000.

Finance lease amortization expense for the years ended December 31, 2025 and 2024 was $38,682 and $38,679, respectively.

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2025	2024
Accrued research and development costs	$86,100	$1,267,627
Accrued professional fees	384,017	657,498
Accrued compensation	271,742	663,399
Accrued interest on debt	-	252,322
Accrued rent	368	368
Total	$742,227	$2,841,214

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

Index
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

On May 19, 2023, the Company’s Board adopted and on July 14, 2023, the stockholders approved, the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Third Restated Plan”), which amended and restated the Restated Plan to increase the total amount of shares authorized for issuance thereunder. The Third Restated Plan was identical to the Restated Plan in all material respects, except the number of shares of common stock authorized for issuance under the Third Restated Plan increased from 4,165,535 to 6,565,535.

On April 28, 2025, the Company’s Board adopted and on June 11, 2025, the stockholders approved, an amendment to the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan, which amendment increased the total amount of shares authorized for issuance under the Third Restated Plan to the sum of (i) 4,165,535 shares of Common Stock, which was the total number of shares of common stock authorized for issuance under the Restated Plan, plus (ii) 2,400,000 shares of common stock, which reflects the additional shares of common stock authorized by the Board under the Third Restated Plan as of its effective date, plus (iii) 3,144,049 shares of common stock that were approved at the Company’s 2025 Annual Meeting of Stockholders. As of December 31, 2025, there were 3,741,247 shares available for grant under the Third Restated Plan, as amended.

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards. As of December 31, 2025, there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

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

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Plan may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2025, there were 1,087,407 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Research and development	$1,069,839	$2,358,795
General and administrative	3,036,767	4,489,397
Total	$4,106,606	$6,848,193

Index
The following table summarizes the stock option activity for the Company’s stock option plans for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at January 1, 2025	5,373,063	$6.08	7.11	$50,439
Granted	1,246,500	$1.09	6.67	-
Cancelled	(10,500)	$32.98	-	-
Forfeited	(447,304)	$4.74	-	-
Expired	(226,735)	$7.39	-	-
Options outstanding at December 31, 2025	5,935,024	$4.55	4.96	$585,272
Vested and expected to vest at December 31, 2025	5,935,024	$4.55	4.96	$585,272
Exercisable at December 31, 2025	3,911,854	$5.82	6.44	$224

As of December 31, 2025 there was approximately $6,339,403 of unamortized stock compensation expense, which is expected to be recognized over a remaining average vesting period of 1.23 years.

The weighted-average grant date fair value of the stock options granted in 2025 was $1.28 per share.

The fair value of options granted during the year ended December 31, 2025 and 2024 were estimated using the Black-Scholes option valuation model utilizing the following assumptions:

	Year Ended December 31,
	2025	2024
	Weighted Average
Volatility	81.0%	136.89%
Risk-Free Interest Rate	4.01%	4.04%
Expected Term in Years	5.98	6.06
Dividend Rate	-	-

Fair Value of Option on Grant Date	$1.28	$4.70

Expected volatility. The expected volatility assumption is based on the volatility of the Company’s historical share price performance over the contractual term of the options.

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

During the year ended December 31, 2024, the Company entered into a Common Stock Purchase Agreement, dated June 17, 2024, with DC Consulting, LLC pursuant to which the Company issued 100,000 shares of common stock as partial consideration for consulting services provided by DC Consulting, LLC to the Company pursuant to the Consulting Agreement, dated June 17, 2024.

On January 29, 2025, the Company entered into a Common Stock Purchase Agreement with MDM Worldwide Solutions, Inc. (“MDM”), pursuant to which the Company issued MDM 50,000 shares of common stock as partial consideration for services provided by MDM to the Company pursuant to the Service Agreement, dated January 29, 2025.

Index
On February 25, 2025 the Company entered into Common Stock Purchase Agreements, with DC Consulting, LLC pursuant to which the Company issued 100,000 shares of common stock, on both dates, as partial consideration for the consulting services provided by DC Consulting, LLC to the Company pursuant to the Consulting Agreements, dated February 25, 2025.

On October 30, 2025 the Company entered into Common Stock Purchase Agreements, with DC, pursuant to which the Company issued DC 100,000 shares of common stock as partial consideration for the consulting services provided by DC to the Company pursuant to the Consulting Agreement, dated October 30, 2025 with DC.

The Company granted 800,000 performance-based restricted stock units during the twelve months ended December 31, 2025. All performance-based restricted stock units were unvested as of December 31, 2025 and no stock-based compensation expense was recognized, as it was not probable that the performance condition will be met under ASC 718. No performance-based restricted stock units were granted in 2024. The fair value of performance-based restricted stock units was determined as the closing price of the Company’s stock on the grant date.

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

Index
February 2025 Offering

In February 2025, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 6,396,787 shares of common stock, pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock, and common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock at a combined purchase price of $1.50 per share and warrant or $1.4999 per pre-funded warrant and warrant (the “February 2025 Offering”). Two of its directors participated in the February 2025 Offering and purchased 30,121 shares of common stock in the aggregate at an offering price per share of $1.66 and common stock warrants to purchase 30,121 shares of common stock. The common stock warrants issued to the directors have an exercise price per share of $1.53, but are otherwise identical to the common stock warrants issued to all other participants in the February 2025 Offering. Aggregate gross proceeds from the February 2025 Offering were approximately $11 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $10.05 million. The February 2025 Offering closed on February 28, 2025.

Pre-funded warrants

The pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock have a purchase price of $1.4999 per pre-funded warrant. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.00001 per share. The pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance and can be exercised until all of the pre-funded warrants are exercised. However, the pre-funded warrants include a separate provision whereby the exercisability of the pre-funded warrants may be limited if, upon exercise, the holder would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding common stock immediately after exercise. This threshold is subject to the holder’s rights under the pre-funded warrants to increase such percentage upon at least 61 days’ prior notice from the warrant holder to the Company.

The pre-funded warrants were classified as equity and accounted for as a component of additional paid-in capital. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their offering price approximated their fair value, and allocated approximately $1.0 million to the pre-funded warrants, which were recorded as a component of additional paid-in capital on the consolidated balance sheets.

As of December 31, 2025, all 933,334 of the pre-funded warrants associated with the February 2025 Offering had been exercised.

Warrants

The common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock have an exercise price per share of $1.50, are exercisable six months after their issuance and will expire on the fifth anniversary of the date on which they become exercisable. The common stock warrants also include a separate provision whereby the exercisability of the common stock warrants may be limited if, upon exercise, the holder would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding common stock immediately after exercise. This threshold is subject to the holder’s rights under the common stock warrants to increase such percentage upon at least 61 days’ prior notice from the warrant holder to the Company. The common stock warrants are equity classified and were initially valued at $2.2 million using the Black-Scholes option-pricing model assuming an expected term of 5 years, a volatility of 60.0%, a dividend yield of 0% and a risk-free rate of 4.06%. The common stock warrants were recorded as a component of additional paid-in capital on the consolidated balance sheets.

On November 11, 2025, in connection with the November 2025 Offering discussed below, the Company entered into a warrant amendment agreement pursuant to which the Company agreed, effective upon closing of the November 2025 Offering, to modify certain existing common stock warrants issued to purchase up to an aggregate of 5,948,334 shares of common stock at an exercise price of $1.50 per share, so that the modified common stock warrants, initially issued as part of the February 2025 Offering, will have a reduced exercise price of $1.00 per share effective upon the closing of the November 2025 Offering and will be exercisable beginning on the date that is six months after the closing of the offering on November 12, 2025. The terms of the modification, which only amended the exercise price and the period of exercise, did not impact the classification of the modified common stock warrants into equity as all other terms remained the same as the original warrants. The modification of the exercise price and the period of exercise resulted in an increase in the fair value of the common stock warrants of $0.4 million, which was recorded as an equity issuance cost and an offsetting increase to additional paid-in capital on the consolidated balance sheets.

All common stock warrants associated with the February 2025 Offering remain outstanding as of December 31, 2025.

Index
November 2025 Offering

On November 11, 2025, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 5,741,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 59,000 shares of common stock, and common stock warrants to purchase up to an aggregate of 5,800,000 shares of common stock (the “November 2025 Offering”). Each share of common stock and each pre-funded warrant was sold together with one common warrant. The offering price per share of common stock was $0.91 and the purchase price of each pre-funded warrant was $0.9099. Each common warrant issued in connection with the November 2025 Offering had an exercise price of $1.00 per share, will be exercisable beginning on the six-month anniversary of the date of issuance and will expire on the fifth anniversary of the initial exercise date. Aggregate gross proceeds from the November 2025 Offering were $5.3 million. Net proceeds to the Company from the offering, after deducting the placement agent fees and other estimated offering expenses payable by the Company, were approximately $4.8 million. The November 2025 Offering closed on November 12, 2025.

As noted above, in connection with the November 2025 Offering, the Company modified certain existing common stock warrants issued as part of the February 2025 Offering.

Pre-funded warrants

The pre-funded warrants to purchase up to an aggregate of 59,000 shares of common stock have a purchase price of $0.9099 per pre-funded warrant. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share. The pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance and can be exercised until all of the pre-funded warrants are exercised. However, the pre-funded warrants include a separate provision whereby the exercisability of the pre-funded warrants may be limited if, upon exercise, the holder would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding common stock immediately after exercise. This threshold is subject to the holder’s rights under the pre-funded warrants to increase such percentage upon at least 61 days’ prior notice from the warrant holder to the Company.

The pre-funded warrants were classified as equity and accounted for as a component of additional paid-in capital. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their offering price approximated their fair value, which were recorded as a component of additional paid-in capital on the consolidated balance sheets.

As of December 31, 2025, all 59,000 of the pre-funded warrants associated with the November 2025 Offering had been exercised.

Warrants

The common stock warrants to purchase up to an aggregate of 5,800,000 shares of common stock have an exercise price per share of $1.00, are exercisable six months after their issuance and will expire on the fifth anniversary of the date on which they become exercisable. The common stock warrants also include a separate provision whereby the exercisability of the common stock warrants may be limited if, upon exercise, the holder would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding common stock immediately after exercise. This threshold is subject to the holder’s rights under the common stock warrants to increase such percentage upon at least 61 days’ prior notice from the warrant holder to the Company. The common stock warrants are equity classified and were valued at $2.1 million using the Black-Scholes option-pricing model assuming an expected term of 5 years, a volatility of 95.0%, a dividend yield of 0% and a risk-free rate of 3.65%. The common stock warrants were recorded as a component of additional paid-in capital on the consolidated balance sheets.

All common stock warrants associated with the November 2025 Offering remain outstanding as of December 31, 2025.

Index
Note 10 – Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Current:
Federal	$-	$-
State & local	(1,169,820)	(869,169)
	(1,169,820)	(869,169)
Deferred tax expense:
Federal	-	-
State & local	-	-
Net income tax benefit	$(1,169,820)	$(869,169)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2025, after the adoption of ASU 2023-09, is as follows:

	December 31, 2025
	Amount	Percent
U.S. Federal statutory tax rate	$(7,489,718)	21.0%
State and local income taxes, net of federal benefit (1)	(924,158)	2.6%
Tax credits
Research and development tax credits	(1,338,403)	3.8%
True-Ups	438,164	(1.2)%
Changes in valuation allowances	8,143,238	(22.8)%
Nontaxable or nondeductible items
Meals & entertainment	1,057	-
Total	$(1,169,820)	3.4%

(1)	The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category is the State of New Jersey.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2024 before the adoption of ASU 2023-09 is as follows:

December 31,
2024
Statutory rate	21.0%
State tax recovery, net of federal benefit	2.2%
Permanent differences	(6.0)%
Research and development	3.6%
State taxes/ Sale of NOL	2.3%
Valuation allowance	(20.8)%
Effective tax rate	2.3%

Index
Deferred tax assets as of December 31, 2025 and December 31, 2024 are related to the following:

	December 31,
	2025	2024
Fixed assets	$710,573	$727,367
Intangible assets	12,066	17,571
License agreement	2,261,307	2,491,266
Accrued expenses	76,022	6,129
Lease liability	17,483	35,349
Stock based compensation	4,159,573	3,649,378
Charitable contributions	9,123	9,278
163j	1,016	1,033
Research & development	10,458,138	13,189,388
Net operating loss	47,363,506	37,698,779
R&D credits	8,355,813	6,876,852
Total gross deferred tax assets	73,424,620	64,702,389
Less valuation allowance	(73,389,708)	(64,655,056)
Deferred tax assets, net	$34,912	$47,334
Business insurance	-	(711)
Right of use asset	$(34,912)	$(46,623)
Total gross deferred tax liabilities	(34,912)	(47,334)
Deferred tax, net	$-	$-

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. As of December 31, 2025 and 2024, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $73.4 and $64.7 million, respectively. The change in the valuation allowance during the year ended 2025 was approximately $8.7 million.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a deferred tax asset of $10.5 million and $13.2 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had federal net operating loss (“NOL”) carryforwards of approximately $197.4 million. As of December 31, 2025, the Company had federal research and development credit carryforwards of approximately $7.5 million. The federal net operating loss carryforwards begin to expire in 2028, losses generated in 2018 or later of $167.4 million will carry forward indefinitely. The federal credit carryforwards begin to expire in 2032. Section 382 and 383 of the Internal Revenue Code of 1986 subject to future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event certain ownership changes, as defined. The Company may be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change.  The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.  Although the Company has not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

As of December 31, 2025, the Company had approximately $86.4 million of State of New Jersey NOLs which expire between 2029 and 2043. As of December 31, 2025, the Company had approximately $1.1 million of the State of New Jersey research development credits carryforwards.  The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net loss carryforwards. The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable NJ-based technology or biotechnology companies with fewer than 225 US employees (including the parent company and all subsidiaries) to sell a percentage of New Jersey NOLs and research and development (“R&D”) tax credits to unrelated profitable corporations. In 2025, the Company sold New Jersey NOL carryforwards and R&D Credits, resulting in the recognition of $1.2 million of income tax benefit, net of transaction costs.  There is no certainty as to whether this program will continue.

Index
Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2025, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2025 and 2024.

The amounts of cash income taxes paid by the Company were as follows:

	Year Ended December 31,
	2025	2024
Federal	$-	$-
State & local	(1,162,953)	(924,158)
Income taxes, net of amount refunded	$(1,162,953)	$(924,158)

Note 11 – Commitments and Contingencies

Rent

For the years ended December 31, 2025 and 2024, rent was $255,816 and $264,000, respectively, for month-to-month arrangements not impacted by the adoption of ASC 842.

Exclusive License Agreement

In December 2022, the Company entered into an exclusive global license agreement with Merck KGaA, Darmstadt, Germany for the tumor targeting IL 12 fused antibody drug conjugate, M9241, now PDS01ADC (the “Merck KGaA License Agreement”). Pursuant to the Merck KGaA License Agreement, the Company agreed to make (i) development and first commercial sales milestone payments totaling up to $11 million upon the achievement of certain milestones, including the dosing of the fifth patient in a Phase 3 trial of the clinical candidate and first commercial sale of the product for a first and second indication in a major market, and (ii) up to $105 million upon achieving certain aggregate sales levels of the product.

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

Note 12 – Venture Loan and Security Agreement

In August 2022, the Company entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation, as a lender and collateral agent for itself and the other Lenders, and the other persons party thereto from time to time as lenders. The Company’s indebtedness under the Loan and Security Agreement was retired and satisfied in full with a portion of the proceeds received from the Securities Purchase Agreement, as discussed throughout the notes to the consolidated financial statements. This was recorded as a debt extinguishment and resulted in a loss on retirement of debt of $1,107,004 which was included as a component of interest expense on the consolidated statements of operations and comprehensive loss.

For the years ended December 31, 2025 and 2024, the Company recognized interest expense of $2,313,040 and $4,659,118, respectively, of which $354,907 and $1,156,905, respectively was related to the amortization of the debt discount for each of the years.

Index
Note 13 – Convertible Debentures

On April 30, 2025, the Company entered into a Securities Purchase Agreement with certain third-party lenders and JGB Collateral LLC, as collateral agent (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell (i) senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $22.2 million which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the Securities Purchase Agreement and (ii) warrants to purchase up to 1,000,000 shares of the Company’s common stock, for an exercise price of $2.52 per share (the “Warrants”), subject to adjustments as set forth in the warrants, for a total purchase price of $20.0 million.

The Debentures mature on April 30, 2028, unless earlier redeemed, repurchased, or converted. The coupon rate on the Debentures is the prime rate plus 5.0%, provided that if the prime rate would be less than 6.0%, the coupon rate under the Debentures will be 6.0% plus 5.0%. The term of the Debentures allows the lenders, at their own discretion, to require monthly principal payments of up to $0.5 million starting August 28, 2025. The lenders exercised this right on August 28, 2025 and principal payments in an aggregate amount of $2.5 million were made during the year ended December 31, 2025.

The Debentures are convertible, at the option of the lenders, into the Company’s shares of common stock, if fully converted at the initial principal amount, at a conversion price of $2.52 per share, to 8,818,340 shares of common stock. The conversion price is subject to adjustment in the event of (i) stock dividends and splits, (ii) reclassification of shares, and (iii) certain fundamental transactions, including but not limited to a merger or consolidation, the sale or lease of all or substantially all of the Company’s assets, a tender or exchange offer for 50% or more of the Company’s common stock, a reorganization or recapitalization, or a business combination or stock purchase agreement where another entity acquires more than 50% of the outstanding common stock of the Company. The Debentures do not have any price protection or price reset provisions with respect to the future issuance of securities.

The Debentures included certain embedded features that resulted in a compound embedded derivative that was bifurcated from the host instrument, which included: (i) a contingent prepayment option exercisable by the Company, (ii) a holder-initiated prepayment option upon a permitted disposition, (iii) a premium repayment feature upon an event of default, and (iv) a contingent interest feature upon an event of default. The compound embedded derivative was ascribed a di minimis fair value upon issuance, as the Company assessed that the probability of the underlying contingent events occurring, which would trigger a payment under these features, was remote. As of December 31, 2025, the Company determined that the fair value of the compound embedded derivative continued to be de minimis.

The Debentures are subject to customary events of default, including, but not limited to: (i) failure to make payments of principal or interest; (ii) breach of covenants or representations; (iii) certain events of bankruptcy or insolvency; (iv) cross-defaults to other material indebtedness; (v) failure to deliver conversion shares in a timely manner; (vi) delisting of the Company’s common stock; and (vii) the occurrence of a material adverse effect. Upon the occurrence of an event of default, the outstanding principal amount of the Debentures, interest and other amounts owed as a result of the event of default, shall become immediately due and payable in cash.

Pursuant to the Debentures, the Company must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. In addition, for as long as any portion of the Debentures remain outstanding, the Company is generally restricted from: incurring indebtedness; granting or suffering liens on any of its property or assets; amending its organizational documents; repurchasing any of its securities; paying dividends; selling, disposing, licensing or leasing its assets other than in the ordinary course; and other customary restrictive covenants. The Company also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company and its subsidiary granted, for the benefit of the investors, to secure its obligations under the Securities Purchase Agreement and the Debentures, (i) first priority liens on certain assets, in each case subject to permitted liens described in the Security Agreement. In addition, the Company and its subsidiary entered into a Subsidiary Guarantee, pursuant to which the Company and its subsidiary guaranteed all of its obligations under the Securities Purchase Agreement and the Debentures.

In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase an aggregate total of 1,000,000 shares of the Company’s common stock at an initial exercise price of $2.52 per share. Each warrant is classified as equity, in accordance with ASC 815-40, and is exercisable at any time for a period beginning on the date of issuance and ending 10 years from the date of issuance.  The key assumptions used in the Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 4.17%, (iii) expected volatility of 83.5%, (iv) and no estimated dividend yield. The fair value of the warrant was recorded as a discount and is being recognized as interest expense over the life of the Debentures using the effective interest method.

The warrants also include a separate provision whereby the exercisability of the common stock warrants may be limited if, upon exercise, the holder would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding common stock immediately after exercise. This threshold is subject to the holder’s rights under the warrants to increase such percentage upon at least 61 days’ prior notice from the warrant holder to the Company.

Index
Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire the Company’s indebtedness under the Loan and Security Agreement.

Issuance costs for the Debentures of $762,116 were recorded as a debt discount. As of December 31, 2025, the effective annual interest rate of the Debentures was approximately 24.1%.

For the years ended December 31, 2025 and 2024, the Company recognized interest expense of $3,016,836 and $0, respectively.  For the years ended December 31, 2025 and 2024, the Company amortized $1,198,928 and $0, respectively, of the debt discount, and as of December 31, 2025, had a remaining debt discount balance of $2,858,500.

Note 14 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations.

The Company’s 401(k) employer cash contribution match for the years ended December 31, 2025 and December 31, 2024 was $192,896 and $178,817, respectively.

Note 15 – Segment Reporting

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

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below:

	Year Ended December 31,
	2025	2024
Segment expenses
Salaries and benefits	$12,128,616	$15,282,537
Professional fees	4,955,128	4,819,562
General administrative expenses	1,452,946	1,438,833
Clinical development expenses	4,158,848	6,480,674
Other development expenses	8,848,421	8,299,589
Total operating and segment expenses	$31,543,959	$36,321,195

Interest income	1,217,241	2,514,816
Interest expense	(5,338,607)	(4,673,174)
Benefit from income taxes	1,169,820	869,169
Segment and consolidated net loss	$(34,495,505)	$(37,610,384)

Note 16 – Subsequent Events

As of the date of this Annual Report, during the first quarter of 2026, the Company sold 937,420 shares of common stock for net proceeds of $0.85 million pursuant to the New Sales Agreement.