Form 10-K/A
period 2025-12-31
PDS Biotechnology Corp
filed 2026-04-28
CIK 1472091

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of PDS Biotechnology Corporation (the “Company,” “PDS Biotech”, “we”, “us”, or “our”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “Original Form 10-K”).

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

Board of Directors

Our Board is divided into three classes: Class A, Class B and Class C, with each class serving a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors that may serve on the Board, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

The following table sets forth information regarding our directors as of March 31, 2026:

Name	Age
(Class A − Term expiring at our annual meeting of stockholders in 2028)
Stephen Glover	66
Gregory Freitag, J.D., CPA	64
(Class B − Term expiring at our annual meeting of stockholders in 2026)
Kamil Ali-Jackson, Esq.	67
Ilian Iliev, Ph.D.	50
(Class C − Term expiring at our annual meeting of stockholders in 2027)
Frank Bedu-Addo, Ph.D.	61
Otis Brawley, M.D.	66

Stephen Glover

Mr. Glover has served on the Board since April 2019 and is the Chairman of the Board. Mr. Glover has over 40 years of business experience in biopharmaceuticals and life sciences. Before founding ZyVersa, Mr. Glover was Co-Founder and Chief Business Officer of Coherus Biosciences where he was focused on business strategy, partnerships, product development efforts and capitalization of the company. Prior to Coherus, he was the President of Insmed Therapeutic Proteins, a biosimilar company, as well as Chief Business Officer of Insmed Incorporated. Prior to Insmed, Mr. Glover held the position of Senior Vice President and General Manager at Andrx Laboratories and Andrx Therapeutics, both divisions of Andrx Corporation. At Andrx Mr. Glover was responsible for the strategy and operation of Andrx Labs which developed and marketed products in metabolic diseases and Men’s Health, and Andrx Therapeutics which was focused on development of new controlled release products and contract manufacturing. He earlier held multiple sales, marketing and operational roles at Hoffman LaRoche, Amgen Inc. and GlaxoSmithKline. Mr. Glover has multifaceted experience in Fortune 100, start up, and entrepreneurial environments. He has demonstrated significant achievements in startups, large cap, and turnaround companies, with a focus on business strategy, commercial execution, product development, business transformation and corporate development. He has completed over 25 life sciences transactions in licensing and M&A, raised over $500 million in capital, and created more than $7 billion in shareholder value. His strategic and operational experience includes strategic planning, corporate development, operations management, product development, product marketing and sales management. Currently, Mr. Glover is Chairman of the Board of Directors of ZyVersa Therapeutics and PDS Biotechnology. He is a member of the Board of Directors at BioGene Therapeutics and at the Coulter Foundation at the University of Miami. Previously Mr. Glover was Chairman of Ambrx Biopharma, overseeing its $2 billion acquisition by Johnson & Johnson.

The Board believes Mr. Glover’s broad industry experience as well as his experience as a founder and strategic leader provides him with the qualifications and skills to serve as a director.

Gregory Freitag, J.D., CPA

Mr. Freitag has served on the Board since March 2019. Mr. Freitag currently serves as a member of the board of directors of ZyVersa Therapeutics (Nasdaq: ZVSA), a clinical-stage specialty biopharmaceutical company focused on developing drugs to treat inflammatory and renal diseases. Mr. Freitag served as Special Counsel for Axogen, Inc. (Nasdaq: AXGN) until his retirement in April 2021, its General Counsel from September 2011 to December 2019, Chief Financial Officer from September 2011 to May 2014 and August 2015 to March 2016 and Senior Vice President of Business Development at Axogen from May 2014 until October 2018. Mr. Freitag was also a member of the Axogen, Inc. Board of Directors from 2011 to 2024. Axogen, Inc. is a leading regenerative medicine company dedicated to peripheral nerve repair. Mr. Freitag was Chief Executive Officer, Chief Financial Officer and a board member from June 2010 through September 2011 of LecTec Corporation, an intellectual property licensing and holding company that merged with Axogen in September 2011. Mr. Freitag is a principal of FreiMc, LLC, a healthcare and life science consulting and advisory firm he founded that provides strategic guidance and business development services. Prior to founding FreiMc, Mr. Freitag was a Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc. and worked for Guidant Corporation in their business development group. Prior to Guidant Corporation, Mr. Freitag was the Chief Executive Officer of HTS Biosystems, a biotechnology tools start-up company and was the Chief Operating Officer, Chief Financial Officer and General Counsel of Quantech, Ltd. Prior to Quantech, Mr. Freitag practiced corporate law in Minneapolis, Minnesota.

The Board believes that Mr. Freitag’s leadership, legal, corporate governance and accounting experience and knowledge, as well as his familiarity with the life sciences industry and PDS Biotech, provide him with the qualifications and skills to serve as a director.

Kamil Ali-Jackson, Esq.

Ms. Ali-Jackson has served on the Board since February 2020. Ms. Ali-Jackson brings four decades of life sciences industry experience with public and private specialty pharmaceutical, biotech, and biopharmaceutical companies to PDS Biotech. Ms. Ali-Jackson has extensive domestic and international experience with strategic alliances, drug development and commercialization collaborations, and M & A transactions. Ms. Ali-Jackson is the co-founder of Aclaris Therapeutics, Inc. and served as its Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary since its inception in 2012 until her retirement in January 2022. In addition, Ms. Ali-Jackson co-founded and successfully transitioned several specialty pharmaceutical and biopharmaceutical companies through multi-million-dollar acquisitions by global life sciences companies. In 2011, Ms. Ali-Jackson also co-founded NeXeption, Inc., a biopharmaceutical assets management company and was legal counsel for the company and its affiliated companies from 2011 until 2020. She has served as legal counsel and as a licensing business executive for a number of life sciences companies, including Merck & Co. Inc. and Dr. Reddy’s Laboratories Ltd. Ms. Ali-Jackson currently serves on the board of directors, audit, finance and compensation committees for Rigel Pharmaceuticals, Inc., a publicly traded biotechnology company. She has also served on several nonprofit boards and currently serves on the board of trustees of Princeton University and as the Chair of the East Bradford Township Zoning Hearing Board. Ms. Ali-Jackson received her J.D. from Harvard Law School and Bachelor of Arts in politics from Princeton University.

The Board believes that Ms. Ali-Jackson’s leadership, legal, transactional, compliance and corporate governance expertise and knowledge, as well as her experience as an executive officer, legal counsel, and co-founder in the life sciences industry, provide her with the qualifications and skills to serve as a director.

Ilian Iliev, Ph.D.

Dr. Iliev has served on the Board since April 2020. Dr. Iliev is Chief Executive Officer of EMV Capital PLC (previously NetScientific PLC), a London Stock Exchange listed company investing in deep tech and life sciences in the UK and internationally. Dr. Iliev founded EMV Capital in 2018, and the company was acquired by NetScientific PLC in 2020. Previously, Dr. Iliev served as the Chief Executive Officer and co-founder of CambridgeIP Ltd, a Cambridge, UK based boutique strategy consultancy focused on technology and IP commercialization. Dr. Iliev serves on the board of directors of several EMV Capital portfolio companies in the life sciences and deeptech space. Dr. Iliev holds a Ph.D. from Cambridge University’s Judge Business School, focused on venture capital business models in emerging economies. He received a Master of Commerce in Economics, and a Bachelor of Arts in Politics, Economics and International Relations from the University of Witwatersrand, South Africa.

The Board believes Dr. Iliev’s venture capital and high-growth company experience provides him with the qualifications and skills to serve as a director.

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

The Board believes that Dr. Bedu-Addo’s perspective and experience as our President and CEO, as well as his depth of operating and senior management experience in the pharmaceuticals industry and educational background, provide him with the qualifications and abilities to serve as a director.

Otis Brawley, M.D.

Dr. Brawley has served on the Board since November 2020. Dr. Otis Brawley, M.D. is a renowned oncologist and a seasoned pharmaceutical director who has served on several boards including the boards of companies developing and commercializing oncology products. Dr. Brawley is currently the Bloomberg Distinguished Professor of Oncology and Epidemiology at Johns Hopkins University. Dr. Brawley served as the Chief Medical and Scientific Officer at the American Cancer Society from 2007 through 2018, and is a former member of the FDA Oncologic Drug Advisory Committee (ODAC) and the National Cancer Institute’s (NCI) Board of Scientific Counselors. Formerly, Dr. Brawley was a professor in the Department of Hematology and Oncology at the Emory University School of Medicine. He was also previously a senior investigator at the National Institute of Health (NIH) and NCI Dr. Brawley is currently a director at Jackson Laboratories, a nonprofit biomedical research center focused on developing genomic solutions to disease including personalized, tailored therapeutics for individual cancers; formerly, he was a Director for the Theragenics Corporation, a publicly traded company with commercialized medical devices for brachytherapy, surgery and wound closure. Dr. Brawley is also on the board of Incyte Corporation, a biopharmaceutical company focused on discovery, development and commercialization of proprietary therapeutics, Agilent Technologies, an analytical instrumentation development and manufacturing company, and Lyell Immunopharma, Inc., a private biotechnology company. Dr. Brawley received an M.D. from the University of Chicago, Pritzker School of Medicine. He completed an internal medicine residency at Case-Western Reserve University and a fellowship in medical oncology at the NCI. He is board certified in internal medicine and medical oncology. In 2013, he was the recipient of a Special Recognition Award from the American Society of Clinical Oncology. In 2019 he was given the American Medical Association Distinguished Service Award. Dr. Brawley is a Master of the American College of Physicians, a Fellow of the Royal College of Physicians (London), and an elected member of the U.S. National Academy of Medicine.

The Board believes that Dr. Brawley’s expertise in the field of Oncology as well as his experience on public company and non-profit boards and his educational background provide him with the qualifications and abilities to serve as a director.

Executive Officers

The following table sets forth information regarding our executive officers as of March 31, 2026:

Name	Age	Position
Frank Bedu-Addo, Ph.D.	61	President, Chief Executive Officer, Principal Executive Officer and Director
Gregory L. Conn, Ph.D.	71	Chief Scientific Officer
Kirk Shepard, M.D.	75	Chief Medical Officer
Lars Boesgaard	56	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Stephan Toutain	60	Chief Operating Officer
Spencer Brown	56	Senior Vice President, General Counsel, Corporate Secretary, and Compliance Officer

Biographies for each of our executive officers is provided below.

Frank Bedu-Addo, Ph.D.

Please see Dr. Bedu-Addo’s biography on under the section “Board of Directors” above.

Gregory L. Conn, Ph.D.

Dr. Conn was a founding member of the PDS Biotech team in 2005 as Chief Scientific Officer and continues to serve PDS Biotech in that role. He has more than 40 years of drug-development expertise, including development of antiviral and anticancer drugs through to commercialization. He is a graduate of the Albert Einstein College of Medicine, where he obtained both his M.S. and Ph.D., discovering novel angiogenic molecules in the human brain. Dr. Conn started his pharmaceutical career at Merck, Sharpe, and Dohme, where he continued his work on novel angiogenic factors, discovering and characterizing the VEGF family of growth factors, work which led to the development and commercialization of the anti-cancer drug Avastin. He was later a leading scientist at Regeneron Pharmaceuticals, where he established and headed various groups in the Cell and Molecular Biology and Drug Discovery departments. Dr. Conn subsequently became a Director in the Process Development department at Covance Biotechnology Services Inc., a contract research and development and drug manufacturing organization, where he supervised the analytical development teams responsible for drug characterization, method development and drug stability studies, and program teams responsible for developing drug manufacturing processes. Dr. Conn has expertise across all phases of the drug development process, including FDA and regulatory requirements, and is the co-inventor of twelve drug patents.

Kirk Shepard, M.D.

Dr. Shepard has served as Chief Medical Officer of PDS Biotech since January 2024. Prior to PDS Biotech, Dr. Shepard was Chief Medical Officer, Senior Vice President and Head of Global Medical Affairs Oncology at Eisai Inc. Dr. Shepard has served in leadership positions at companies that have included Takeda, Boehringer Ingelheim, Baxter, and Baxalta. Dr. Shepard’s experience in multiple therapeutic areas includes operational and strategic product development from Phases 1 through 4 and the diverse disciplines of commercialization, clinical development, and medical affairs, such as real world evidence (RWE), health economics outcomes research (HEOR) & patient access, Investigator-Initiated Research, field-based medical teams (MSLs), leading compliance and SOP/policy efforts, PV/safety, medical communication, publications, digital strategy & initiatives, patient advocacy, and public relations. Dr. Shepard received his fellowship Oncology and Hematology training at the University of Chicago Medical Center and then was on the Hematology-Oncology staff at the Cleveland Clinic Foundation before transitioning to the pharmaceutical industry. In 2015, he was selected as one of the 100 Most Inspiring People in the Pharmaceutical Industry (PharmaVOICE). He is a co-founder of the Medical Affairs Professional Society (MAPS), and in 2016-17 he was President of MAPS. He received his BA from Cornell University in Ithaca, NY, where he was on the varsity football team.

Lars Boesgaard

Mr. Boesgaard has served as Chief Financial Officer and Principal Financial and Accounting Officer of PDS Biotech since December 2023. Prior to joining PDS Biotech, he served as CFO of AM-Pharma B.V. from September 2021 to August 2023. Mr. Boesgaard also served as CFO of Columbia Care from August 2018 to August 2021, where he completed key transactions, including an IPO/reverse merger resulting in a $120 million capital infusion and raising $200 million in public equity and debt offerings. Mr. Boesgaard was also previously the Vice President, CFO of Roka Bioscience from November 2015 to July 2018 and held several other senior finance positions with publicly traded companies, including Insulet Corporation, Alexion Pharmaceuticals, and Novo Nordisk A/S. Mr. Boesgaard holds a Bachelor of Science in Business Administration from the Copenhagen Business School and a Master of Business Administration from the Richard Ivey School of Business, Western University, Ontario, Canada.

Stephan Toutain

Mr. Toutain joined PDS Biotech in May 2024 as Chief Operating Officer. He brings over 30 years of operational experience in the life sciences industry from drug development, general management, operations, commercial development, market access and sales and marketing leadership with prior expertise in oncology and orphan drugs markets globally. Before joining PDS Biotech, Mr. Toutain served as Chief Operating Officer at Anavex Life Sciences and Chief Commercial Officer at Interleukin Genetics. He also worked with Alnylam Pharmaceuticals to build its early access program. In addition, Mr. Toutain led Global Commercial Development for Sarepta Therapeutics and served as General Manager for Alexion Pharmaceuticals in Europe. He has also held various U.S. commercial, marketing and product management positions with Celgene Corporation and Johnson & Johnson. Mr. Toutain received a Master of Business Administration from the University of North Carolina Kenan-Flagler Business School, and a Master of Engineering in Biotechnology from the University of Nancy II in France.

Spencer Brown

Mr. Brown has served as Senior Vice President, General Counsel and Corporate Secretary of PDS Biotech since June 2022 and has served as Compliance Officer since October 2023. Mr. Brown previously served as Vice President, Legal Affairs from January 2018 to January 2022 and as Senior Vice President, Legal Affairs and Compliance Officer from January 2022 to May 2022, for Aclaris Therapeutics, Inc. (Nasdaq: ACRS). Prior to joining Aclaris Therapeutics, Inc., Mr. Brown worked nearly eight years at GE Healthcare as Senior Commercial Counsel for the Life Sciences Core Imaging business in Princeton, New Jersey. Prior to that, Mr. Brown spent almost ten years at AstraZeneca Pharmaceuticals in Wilmington, Delaware where he provided legal support for most of the company’s therapeutic areas at some point during his tenure. Mr. Brown has over two decades of in-house experience in the life sciences industry. Mr. Brown began his legal career as an associate at Skadden, Arps, Slate, Meagher & Flom. Mr. Brown earned his bachelor’s degree at Princeton University and obtained his juris doctorate degree from the University of Pennsylvania Carey School of Law.

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

Board Diversity

The Board is committed to having a diversified board, including diversity of thought, background and experience.

Role of the Board in Risk Oversight

One of the Board’s key functions is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. Our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us. Our Audit Committee has the responsibility to review and discuss with management and KPMG LLP, the Company’s independent auditors, as appropriate, our guidelines and policies with respect to risk assessment and risk management, including our major financial risk exposures and the steps taken by management to monitor and control these exposures , including as it concerns risks from cybersecurity threats. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our Nominating and Corporate Governance Committee is responsible for developing our corporate governance principles, and periodically reviews these principles and their application. Our Compensation Committee reviews our practices and policies of employee compensation as they relate to risk management and risk-taking incentives, to determine whether such compensation policies and practices are reasonably likely to have a material adverse effect on us.

Meetings of the Board of Directors

Each director is expected to make reasonable efforts to attend all Board and applicable committee meetings. Attendance is taken into account by the Nominating and Corporate Governance Committee and the Board when they assess directors for re-nomination to the Board. Each director is also expected to attend our annual stockholder meetings, and six of our current directors attended the 2025 Annual Meeting of Stockholders. The Board met eleven (11) times during the year ended December 31, 2025. All directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which they served during 2025 or the portion thereof for which they were directors or committee members.

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

Audit Committee

Our Audit Committee currently consists of Mr. Freitag, Mr. Glover and Ms. Ali-Jackson, each of whom satisfies the independence requirements under The Nasdaq Capital Market listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our Audit Committee is Mr. Freitag, whom our Board has determined to be an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with Audit Committee requirements. In arriving at this determination, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector. PDS Biotech’s Audit Committee held four (4) meetings in 2025.

The primary purpose of our Audit Committee is to assist the Board in the oversight of the integrity of our accounting and financial reporting process, the audits of our financial statements, and our compliance with legal and regulatory requirements. The functions of our Audit Committee include, among other things:

•	hiring an independent registered public accounting firm to conduct the annual audit of our financial statements and monitoring its independence and performance;
•	reviewing and approving the planned scope of the annual audit and the results of the annual audit;
•	pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm;
•	reviewing the significant accounting and reporting principles to understand their impact on our financial statements;
•	reviewing our internal financial, operating and accounting controls with management and our independent registered public accounting firm;
•
reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports, earnings announcements and our compliance with legal and regulatory requirements;

•	reviewing potential conflicts of interest under and violations of our Code of Conduct;

With respect to reviewing and approving related-party transactions, our Audit Committee reviews related-party transactions for potential conflicts of interest or other improprieties. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds $120,000, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and board membership. Our Audit Committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to the committee or the full Board any potential conflict of interest or personal interest in a transaction that our board is considering. Our executive officers are required to disclose any potential conflict of interest or personal interest in a transaction to the Audit Committee. We also poll our directors and executive officers on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification as promptly as practical.

The Board has adopted a charter for the Audit Committee that complies with SEC and Nasdaq Stock Market listing rules. The charter is available on our website at www.pdsbiotech.com.

Compensation Committee

Our Compensation Committee currently consists of Mr. Glover and Ms. Ali-Jackson, each of whom our Board has determined to be independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chairperson of our Compensation Committee is Stephen Glover. PDS Biotech’s Compensation Committee held four (4) meeting in 2025.

The primary purpose of our Compensation Committee is to assist the Board in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. The functions of our Compensation Committee include, among other things:

•	designing and implementing competitive compensation policies to attract and retain key personnel;
•	reviewing and formulating policy and determining the compensation of our executive officers and employees;
•	reviewing and recommending to the Board the compensation of our directors;
•	administering our equity incentive plans and granting equity awards to our employees and directors under these plans;
•
if required from time to time, reviewing with management our disclosures under the caption “Executive Compensation” and recommending to the full board its inclusion in our periodic reports to be filed with the SEC;

•	if required from time to time, preparing the report of the Compensation Committee to be included in our annual proxy statement;
•	engaging advisors it deems appropriate to assist with its duties; and
•	reviewing and evaluating, at least annually, our Compensation Committee’s charter.

The Compensation Committee may review competitive compensation data to inform the Compensation Committee’s decisions on overall compensation of our executive officers and directors, as well as specific pay elements. The Compensation Committee applies judgment and discretion in establishing targeted pay levels, taking into account factors such as Company, business and individual performance, experience, scope of responsibility, criticality and skill sets, leadership potential and succession planning.

The Board has adopted a charter for the Compensation Committee that complies with SEC and Nasdaq Stock Market listing rules. The charter is available on our website at www.pdsbiotech.com.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has ever been an executive officer or employee of ours. None of our officers currently serve, or served during 2025, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of the Board or Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Ms. Ali-Jackson and Mr. Freitag, each of whom our Board has determined to be independent under the Nasdaq listing standards. The chairperson of our Nominating and Corporate Governance Committee is Ms. Ali-Jackson. Our Nominating and Corporate Governance Committee held four (4) meetings in 2025.

The primary purpose of our Nominating and Corporate Governance Committee is to assist the Board in promoting our best interests and the best interests of our stockholders through the implementation of sound corporate governance principles and practices. The functions of our Nominating and Corporate Governance Committee include, among other things:

•	identifying, reviewing and evaluating candidates to serve on our board;
•	determining the minimum qualifications for service on our board;
•	developing and recommending to our board an annual self-evaluation process for our board and overseeing the annual self-evaluation process;
•	developing, as appropriate, a set of corporate governance principles, and reviewing and recommending to our board any changes to such principles; and
•	periodically reviewing and evaluating our Nominating and Corporate Governance Committee’s charter.

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

Stockholder Communications with Board of Directors

We do not have a formal process related to stockholder communications with the Board. However, we strive to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe our responsiveness to stockholder communications to the Board has been excellent. If you wish to send a communication to the Board, its chair or the chair of any Board committee, please send your communication to Frank Bedu-Addo, Ph.D., our Chief Executive Officer, at PDS Biotechnology Corporation at 303A College Road East, Princeton, NJ 08540, who will forward all appropriate communications as requested.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our officers (as defined under Section 16(a) of the Exchange Act), directors and persons who own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on review of the copies of Forms 3 and 4 and amendments thereto filed with the SEC during the fiscal year ended December 31, 2025 and Forms 5 and amendments thereto filed with the SEC with respect to such fiscal year, or written representations that no Forms 5 were required, we believe that there were no instances where our officers, directors and greater than ten percent beneficial owners failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2025, other than the filing of a Form 4 on July 25,2025, for each of Lars Boesgaard, Stephan Toutain, Frank Beddu-Addo, Ph.D., Spencer D. Brown, Kirk Shephard and Gregory Conn, which were filed late due to administrative oversights.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.pdsbiotech.com. The Nominating and Corporate Governance Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers or directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website within four business days of such amendment or waiver.

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

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis (CD&A) under Item 402(b) of Regulation S-K and have elected to comply with the scaled disclosure requirements that apply to smaller reporting companies.

Summary Compensation Table

The following table sets forth information for the years ended December 31, 2025 and December 31, 2024 concerning compensation of (i) all individuals serving as our principal executive officer for the year ended December 31, 2025, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2025 and (iii) up to two of our most highly compensated executive officers, other than our principal executive officer, that were not serving as executive officers as of December 31, 2025. We refer to these executives as the named executive officers. In accordance with the rules promulgated by the SEC, certain columns relating to information that is not applicable have been omitted from this table.

	Year	Salary $	Bonus $	Option Awards(1) $	All Other Compensation $(2)	Total $
Frank Bedu-Addo, Ph.D.	2025	615,322	-	193,500	19,485	828,307
Chief Executive Officer	2024	597,000	-	1,647,000	19,169	2,263,569
Kirk Shepard, M.D. (3)	2025	463,500	-	193,500	20,318	677,318
Chief Medical Officer	2024	426,346	45,000	840,000	14,250	1,325,596
Stephan Toutain (4)	2025	463,500	-	193,500	16,629	673,629
Chief Operating Officer	2024	300,000	30,038	600,000	9,750	939,788

(1)
Amounts shown in this column do not reflect actual compensation received by the named executive officers. The amounts reflect the grant date fair value of stock option awards and are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-Stock Compensation, and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. Assumptions used in calculating the value of these awards are included in Note 8, “Stock Based Compensation” in the notes to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The executive will only realize compensation to the extent the trading price of the Company’s common stock is greater than the exercise price of such stock options at the time such options are exercised.

(2)	“All Other Compensation” consists of the Safe Harbor 401(k) match under the Company’s 401(k) plan
(3)	Dr. Shepard’s employment start date with the Company was January 22, 2024.
(4)	Mr. Toutain’s employment start date with the Company was May 1, 2024.

Narrative to Summary Compensation Table

Key Performance Factors in Determining Executive Compensation

Because the biopharmaceutical industry is characterized by a very long product development cycle, including a lengthy R&D period and a rigorous regulatory approval process, including the requirements for multiple phases of human testing and the need to meet a significant number of other government requirements, many of the traditional financial performance metrics, such as product sales, revenues and profits, used to evaluate successful performance are inappropriate for a biopharmaceutical company with a continued development focus, such as PDS Biotech. Instead, the specific performance our Compensation Committee considers when evaluating the compensation of our named executive officers include:

•	key R&D achievements
•	initiation and progress of clinical trials for our product candidates;
•	achievement of regulatory milestones;
•	new business initiatives including financings;

•	our progress in building out key functions and managing our growth while maintaining a high-performing organization and culture; and
•	increasing shareholder value.

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

During the first quarter of each year, our Compensation Committee typically evaluates compensation levels of our executive officers, for such year, including the amount of each executive officer’s base salary, target annual bonus and annual equity awards, taking into consideration the compensation paid by our peer group, our prior year’s overall corporate performance against the established corporate goals, as well as each individual executive officer’s contributions to achievement of such corporate goals, individual performance and the other factors described above, in making compensation recommendations to our Board of Directors. Our Board of Directors considers these recommendations in determining the compensation for our executive officers for the applicable year.

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

On March 14, 2022, we entered into an amended and restated employment agreement with Dr. Bedu-Addo. We entered into employment agreements with Dr. Shepard and Mr. Toutain upon their commencement of employment in a substantially similar form as Dr. Bedu-Addo’s employment agreement in order to provide consistency among our executive officers. The terms of the employment agreements are summarized below. The form of employment agreement was reviewed by our Board of Directors and by the Compensation Committee’s independent compensation consultant to determine whether its provisions are consistent with the employment agreements of our benchmarking peer group. In March 2022, the form of employment agreement was approved by the Compensation Committee, both for use as a form and with respect to the specific terms applicable to each executive officer. Although we believe that each company in our benchmarking peer group understandably has forms of employment agreements that are different from ours, we believe key employment contract provisions covering our executive officers are in line with market practice and provide terms designed to attract and retain executive officers.

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

Dr. Bedu-Addo received a base salary of $615,322 in 2025 and $597,000 in 2024. Dr. Shepard received a base salary of $463,500 in 2025 and $450,000 in 2024 (pro-rated for the 2024 calendar year based on his employment start date in 2024). Mr. Toutain received a base salary of $463,500 in 2025 and $450,000 in 2024 (pro-rated for the 2024 calendar year based on his employment start date in 2024).

Performance Bonuses

We offer our named executive officers the opportunity to earn discretionary annual cash bonuses to compensate them for attaining short-term company and individual performance goals, subject to continued employment through the applicable payment date of such bonus. Each named executive officer has an annual target bonus that is expressed as a percentage of his annual base salary. The 2025 target bonus amounts for each of Dr. Bedu-Addo, Dr. Shepard and Mr. Toutain were as follows:

Executive	2025 Target Bonus
Frank Bedu-Addo, Ph.D.	Up to 55% of Base Salary
Kirk Shepard, M.D.	Up to 40% of Base Salary
Stephan Toutain	Up to 40% of Base Salary

The Compensation Committee retains the discretion to reduce or eliminate any discretionary annual cash bonuses that might otherwise be payable, including in order to conserve cash for operations or capital expenditures supporting future growth in furtherance of our strategic priorities, or for other business opportunities that could either preserve or enhance stockholder value. Pursuant to this discretion, the Compensation Committee determined not to pay any discretionary annual cash bonuses to our named executive officers with respect to the 2025 performance year.  The Compensation Committee’s decision was not a reflection of the individual performance of any of our NEOs.

Equity Compensation

PDS Biotechnology Corporation 2014 Equity Incentive Plan

In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “Original Plan”) pursuant to which the Company was permitted to grant up to 91,367 shares subject to awards of incentive stock options (“ISOs”), non-qualified stock options and restricted stock units, subject to increases as hereafter described (the “Plan Limit”). In addition, on January 1, 2015, and each January 1 thereafter and prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the Original Plan, the Plan Limit was increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors determined in its discretion.

In March 2019, the Board adopted and the Company’s stockholders approved the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Prior Plan”) which amended and restated the Original Plan in order to remove the annual increase component and which fixed the number of shares of Common Stock authorized for issuance under the Prior Plan to 826,292 shares.

On December 8, 2020, the Board adopted and on June 17, 2021, the stockholders approved, the Second Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Restated Plan”), which amended and restated the Prior Plan. The Restated Plan was identical to the Prior Plan in all material respects, except (a) the number of shares of Common Stock authorized for issuance under the Restated Plan was increased from 826,292 shares to 4,165,535 shares, plus the total number of shares that remained available for issuance, that were not covered by outstanding awards issued under the Prior Plan, immediately prior to December 8, 2020; and (b) the Prior Plan was amended to terminate on December 7, 2030, unless earlier terminated.

On May 19, 2023, the Board adopted and on July 14, 2023, the stockholders approved, the Third Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Third Restated Plan”), which amended and restated the Restated Plan to increase the total number of shares authorized for issuance thereunder from 4,165,535 shares to 6,565,535 shares.

On April 28, 2025, the Board adopted and on June 11, 2025, the stockholders approved, an amendment to the Third Restated Plan, which amendment increased the total amount of shares authorized for issuance under the Third Restated Plan to the sum of (i) 4,165,535 shares of Common Stock, which was the total number of shares of common stock authorized for issuance under the Restated Plan, plus (ii) 2,400,000 shares of common stock, which reflects the additional shares of common stock authorized by the Board under the Third Restated Plan as of its effective date, plus (iii) 3,144,049 shares of common stock that were approved at the Company’s 2025 Annual Meeting of Stockholders. As of December 31, 2025, there were 3,741,247 shares available for grant under the Third Restated Plan, as amended.

2018 Stock Incentive Plan

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares subject to awards of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) deferred stock, (v) stock reload options and/or (vi) other stock-based awards.  As of December 31, 2025, there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

2019 Inducement Plan

On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”) pursuant to which the Company may grant awards of non-qualified stock options. On December 8, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of common stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. On May 17, 2022, the Company further amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 500,000 shares to 1,100,000 shares. On January 22, 2024, the Company further amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 1,100,000 shares to 2,100,000 shares. The Inducement Plan, and each amendment thereto, was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

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

Stock Options

Pursuant to the terms of the Third Restated Plan (as amended) and the 2018 Stock Incentive Plan, ISOs granted pursuant to such plans have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four-year period. Unless terminated by the Board, the plans shall continue to remain effective for a term of ten years or until such time as no further awards may be granted and all awards granted under the plans are no longer outstanding.

Our stock option awards have an exercise price at least equal to the fair market value of our common stock on the date of grant and typically vest as to 25% of the underlying shares on the first anniversary of the date of grant and in equal monthly installments over the following 36 months, subject to the holder’s continued employment with us and potential accelerated vesting in certain circumstances, including as described below for our named executive officers in the section titled “Employment Agreements.” Our stock option awards granted pursuant to the Third Restated Plan (as amended) and the 2018 Stock Incentive Plan may be intended to qualify as incentive stock options under the Internal Revenue Code.

In accordance with Item 402(x) of Regulation S-K, we are providing information regarding our procedures related to the grant of stock options close in time to the release of material non-public information. Neither our Board nor our Compensation Committee takes material non-public information into account when determining the timing of equity awards, nor do we time the disclosure of material non-public information for the purpose of impacting the value of executive compensation. We generally issue equity awards to our executive officers on a limited and infrequent basis, and not in accordance with any fixed schedule.

The following table presents information required by Item 402(x)(2) of Regulation S-K regarding stock options issued to our named executive officers in fiscal year 2025 during the period beginning four business days before and ending one business day after the filing of a current report on Form 8-K that disclosed material non-public information:

Name	Grant Date	Number of Securities Underlying the award	Exercise Price of the Award ($/Sh)	Grant Date Fair Value of the Award
Percentage Change in the Closing
Market Price of the Securities
Underlying the Award Between the
Trading Day Ending Immediately
Prior to the Disclosure of Material
Nonpublic Information and the
Trading Day Beginning Immediately
Following the Disclosure of
Material Nonpublic Information

Frank Bedu-Addo, Ph.D.	6/12/2025	150,000	1.79	$193,500	6.55%
Kirk Shepard, M.D.	6/12/2025	150,000	1.79	$193,500	6.55%
Stephan Toutain	6/12/2025	150,000	1.79	$193,500	6.55%

Retirement, Health, Welfare and Additional Benefits

Our executive officers are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending accounts, short- and long-term disability and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. We provide no perquisites or other personal benefits to the named executive officers that are not available to all full-time employees of the Company.

We sponsor a 401(k) defined contribution plan in which our named executive officers may participate, subject to limits imposed by the Internal Revenue Code of 1986, as amended, to the same extent as our other full-time employees. Currently, we match 100% of each of our employees’ contributions up to 3% of their salary and 50% of each employee’s contribution between 3% and 5% of their salary for a maximum contribution of 4% of the applicable employee’s salary. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our named executive officers.

Employment Agreements

PDS Biotech is a party to employment agreements with each of (i) Dr. Bedu-Addo, effective October 11, 2018, and as amended and restated on March 14, 2022, (ii) Dr. Shepard, M.D., effective January 22, 2024 and (iii) Mr. Toutain, effective as of May 1, 2024.

The base salary and target bonus for each executive under their respective employment agreements as effective in 2025 are as follows:

Executive	Base Salary	Target Bonus
Frank Bedu-Addo, Ph.D.	$615,322	Up to 55% of Base Salary
Kirk Shepard, M.D	$463,500	Up to 40% of Base Salary
Stephan Toutain	$463,500	Up to 40% of Base Salary

If PDS Biotech terminates Dr. Bedu-Addo’s employment without Cause, he resigns for Good Reason (each as defined in the employment agreement), or Dr. Bedu-Addo’s employment is terminated due to his death, Dr. Bedu-Addo will be entitled to receive accrued benefits including accrued but unpaid salary and bonus, unreimbursed business expenses, and benefits owed under any qualified retirement plan or health and welfare benefit plan (the “Accrued Obligations”), and the following severance benefits: (i) his base salary for twenty-four (24) months; (ii) bonus equal to the greater of (A) the bonus paid in the prior performance year and (B) the bonus that Dr. Bedu-Addo would have earned, for the performance year in which the termination occurs, on a prorated basis through the date which he continued to provide services; (iii) outstanding equity held by Dr. Bedu-Addo as of the date of the termination will become 100% vested and outstanding options will remain exercisable until the earliest of (A) 18 months following the termination date, (B) the original 10-year expiration date for the options, and (C) termination of the equity plan; (iv) benefits continuation for twenty-four (24) months, paid as supplemental cash compensation in an amount equal to 1.3 times each payment of the expenses paid by Dr. Bedu-Addo for welfare benefit coverage, and (v) in the event of a termination without Cause or if Dr. Bedu-Addo resigns for Good Reason within ninety (90) days before and twenty-four (24) months following the effective date of a Change in Control (as defined in the employment agreement) (the “Protection Period”), instead of the bonus referenced in clause (ii) above, Dr. Bedu-Addo will receive a bonus equal to his target annual performance-based cash bonus. If Dr. Bedu-Addo’s employment is terminated for Cause, based on his Disability (as defined in the employment agreement), or he resigns for any reason other than for Good Reason, he will only receive the Accrued Obligations.

With respect to each of Dr. Shepard and Mr. Toutain, if  PDS Biotech terminates the executive’s employment without Cause or the executive resigns for Good Reason (each as defined in the applicable executive’s employment agreement), he will be entitled to receive the Accrued Obligations and the following severance benefits: (i) base salary for twelve (12) months; (ii) benefits continuation for twelve (12) months, and (iii) if terminated during the Protection Period, in addition to the base salary and benefits continuation, the executive will also receive a payment equal to his target bonus, and any outstanding equity as of the closing of a Change in Control (as defined in the applicable executive’s employment agreement) will become 100% vested if the executive’s outstanding equity is assumed or continued by the surviving entity.

In addition, each of the employment agreements for Dr. Bedu-Addo, Dr. Shepard and Mr. Toutain (i) provide that the executive may be eligible for certain grants of equity awards of common stock of PDS Biotech subject to vesting and other terms and conditions of PDS Biotech’s equity plans and an award agreement, subject to approval of the compensation committee, (ii) provide that if any payment or distribution would be nondeductible by PDS for federal income tax purposes because of Section 280G of the Internal Revenue Code, PDS Biotech shall reduce the aggregate present value of the payment only if reducing the payment will provide the executive with a greater net after-tax amount, (iii) provide for certain confidentiality, intellectual property, cooperation, non-competition, non-solicitation and non-disparagement undertakings, and (iii) require the execution and non-revocation of a general release of claims in favor of PDS Biotech as a condition to receipt of severance benefits.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2025. We have omitted the “Stock Awards” columns because our named executive officers did not have any stock awards outstanding at 2025 year-end

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Grant Date	Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Frank Bedu-Addo, Ph.D.	—	—	—	06/12/2025	—	300,000	$230,940
	—	150,000	$1.79	06/12/2025	06/12/2035
	138,082	161,918	$5.87	02/28/2024	02/28/2034
	287,919	97,381	$11.61	01/05/2023	01/05/2033
	287,906	3,594	$6.28	01/19/2022	01/19/2022
	707,800	—	$2.43	12/08/2020	12/08/2030
	125,000	—	$1.45	06/23/2020	06/23/2030
	100,000	—	$5.99	06/28/2019	06/28/2029
	53,173	—	$9.04	03/14/2019	03/14/2029
	179,486	—	$9.04	03/14/2019	03/14/2029
Kirk Shepard, M.D.	—	—	—	06/12/2025	—	100,000	$76,980
	—	150,000	$1.79	06/12/2025	06/12/2035
	97,123	102,877	$4.49	01/22/2024	01/22/2034
Stephan Toutain	—	—	—	06/12/2025	—	100,000	$76,980
	—	150,000	$1.79	06/12/2025	06/12/2035
	83,425	116,575	$3.61	05/24/2024	05/24/2034

(1)
Except as otherwise noted, options vest with respect to one-fourth of the underlying shares on the first anniversary of the grant date and in equal installments of 1⁄36 of the underlying shares on each monthly anniversary of the grant date thereafter for the subsequent 36 months.

(2)	The amounts in this column are determined by multiplying (i) the number of RSUs shown in the previous column by (ii) $0.7698 (the closing price of the Company’s common stock on December 31, 2025).

Director Compensation

In June 2019, we adopted a director compensation policy. The director compensation policy was amended in April 2025, as described below, following a review of the program by our Compensation Committee. Pursuant to the policy, the annual cash retainer for non-employee directors is $40,000 and the annual cash retainer for the chair of the board of directors is $70,000. Our director compensation policy remained unchanged in 2025. Annual retainers for committee membership are as follows:

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

In addition, pursuant to the changes made to our director compensation policy in April 2025, starting with fiscal year 2025, we grant new non-employee directors upon their initial election to the board of directors, an option to purchase 22,700 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. Each of these options has a term of 10 years from the date of the award and 1/3 of these options vest on each of the first, second and third anniversaries of the date of grant, subject to the non-employee director’s continued service as a director. This vesting accelerates as to 100% of the shares subject to an award upon a change in control of the Company.

Further, pursuant to the changes made to our director compensation policy in April 2025, on the dates of each of our annual meetings of stockholders, each non-employee director that has served on our board of directors for at least six months automatically receives an option to purchase 22,700 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of the grant and each non-employee director that has served on our board of directors for less than six months shall receive an option for a pro rata number of shares. Each of these options has a term of 10 years from the date of the award and vest in full on the first anniversary of the date of grant, subject to the non-employee director’s continued service as a director, with 100% acceleration of vesting upon a change in control of the Company.

The table below summarizes the compensation paid by PDS Biotech to each non-employee director for the year ended December 31, 2025:

Name	Fees Earned Or Paid in Cash $	Option Awards $(1)		Total $
Gregory Freitag, J.D., CPA(2)	62,500	26,559	(2)	89,819
Stephen Glover(3)	93,000	26,559	(4)	120,319
Kamil Ali-Jackson, Esq.(4)	63,500	26,559	(5)	90,819
Ilian Iliev, Ph.D.(5)	40,000	26,559	(6)	67,319
Otis Brawley, M.D.(6)	40,000	26,559	(7)	67,319

(1)
The amounts shown in this column do not reflect actual compensation received by our directors. The amounts reflect the grant date fair value of option awards and are calculated in accordance with the provisions of FASB Accounting Standards Codification Topic 718 Compensation - Stock Compensation and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. Assumptions used in calculating the value of these awards are included in Note 8, “Stock-Based Compensation” in the notes to the Company’s financial statements included in our most recent Annual Report on Form 10-K. The director will only realize compensation to the extent the trading price of PDS Biotech’s common stock is greater than the exercise price of such stock options at the time such options are exercised.

(2)	Mr. Freitag was appointed as a director of our Board on March 15, 2019. Mr. Freitag held an aggregate of 87,918 option awards as of December 31, 2025.
(3)	Mr. Glover was appointed to our Board on April 2, 2019. Mr. Glover held an aggregate of 76,700 option awards as of December 31, 2025.
(4)	Ms. Ali-Jackson was appointed to our Board on February 21, 2020. Ms. Ali-Jackson held an aggregate of 70,733 option awards as of December 31, 2025.
(5)	Dr. Iliev was appointed to our Board on April 8, 2020. Dr. Iliev held an aggregate of 65,074 option awards as of December 31, 2025.
(6)	Dr. Brawley was appointed to our Board on November 3, 2020. Dr. Brawley held an aggregate of 67,700 option awards as of December 31, 2025.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table contains information about our equity compensation plans as of December 31, 2025:

	(A)		(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	5,792,224	(1)	$4.19	3,741,247
Equity compensation plans not approved by security holders	942,800	(2)	$4.58	1,087,407
Total	6,735,024		$4.55	4,828,654

(1)	This reflects outstanding stock options (4,992,224) and outstanding RSUs (800,000) issued pursuant to the Third Amended and Restated PDS Biotechnology 2014 Equity Incentive Plan, as amended.

(2)
This reflects options  issued pursuant to the PDS Biotechnology 2019 Inducement Plan, as amended, together with options issued by privately held PDS Biotechnology Corporation (“Private PDS Biotech”) outside of an equity compensation plan prior to the consummation of the reverse merger with the Private PDS Biotech, pursuant to and in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 23, 2018, as amended on January 24, 2019, by and among the Company, Echos Merger Sub, a wholly-owned subsidiary of Edge Therapeutics, Inc. (“Merger Sub”), and Private PDS Biotech, whereby Private PDS Biotech merged with and into Merger Sub, with Private PDS Biotech surviving as the Company’s wholly owned subsidiary (the “Merger”). In connection with and immediately following completion of the Merger, Edge Therapeutics, Inc. changed its name to PDS Biotechnology Corporation, and Private PDS Biotech changed its name to PDS Biotech Operating Corporation.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2026, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o PDS Biotechnology Corporation, 303A College Road East, Princeton, NJ 08540.

	Beneficial Ownership
Name of Beneficial Owner	Shares	%(1)
Greater than 5% Stockholders:
-	-	-
PDS Biotech Named Executive Officers and Directors:
Frank Bedu-Addo, Ph.D.(2)	2,644,234	4.7%
Gregory Freitag(3)	126,431	*
Stephen Glover(4)	132,851	*
Kamil Ali-Jackson, Esq.(5)	59,797	*
Ilian Iliev, Ph.D.(6)	42,374	*
Otis Brawley, M.D.(7)	45,000	*
Kirk Shepard (8)	117,671	*
Stephan Toutain (9)	103,973	*
All current executive officers and directors as a group (11 persons)	4,230,671	7.6%

* Less than 1%

(1)
Percentage ownership is based on 55,815,653 shares of common stock outstanding as of March 31, 2026, together with securities exercisable or convertible into shares of common stock as of May 30, 2026, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes 690,866 shares of common stock and 1,953,368 shares subject to outstanding options exercisable within 60 days of March 31, 2026.

(3)	Includes 61,213 shares of common stock and 65,218 shares subject to outstanding options exercisable within 60 days of March 31, 2026.

(4)	Includes 78,851 shares of common stock and 54,000 shares subject to outstanding options exercisable within 60 days of March 31, 2026.

(5)	Includes 11,764 shares of common stock and 48,033 shares subject to outstanding options exercisable within 60 days of March 31, 2026.

(6)	Includes 42,374 shares subject to outstanding options exercisable within 60 days of March 31, 2026.

(7)	Includes 45,000 shares subject to outstanding options exercisable within 60 days of March 31, 2026.

(8)	Includes 117,671 shares subject to outstanding options exercisable within 60 days of March 31, 2026.

(9)	Includes 103,973 shares subject to outstanding options exercisable within 60 days of March 31, 2026.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than employment agreements with our named executive officers and other payments made to our named executive officers, all as described above under Item 11 in the section entitled “Executive Compensation” and compensation paid to directors as described above under Item 11 in the section titled “Director Compensation” there were no transactions since January 1, 2025 or any currently proposed transactions, to which PDS Biotech has been a participant, in which:

●	the amounts exceeded or will exceed the lesser of $120,000 and 1% of the average of our total assets at year-end for the fiscal years ended December 31, 2025 and 2024; and

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

The following table represents aggregate fees billed to PDS Biotech for the fiscal years ended December 31, 2025 and 2024, by KPMG LLP, PDS Biotech’s independent registered public accounting firm.

	Fiscal Year Ended 2025	Fiscal Year Ended 2024
Audit Fees	$1,024,224	$940,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,024,224	$940,000

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

All KPMG LLP services and fees in the fiscal years ended December 31, 2025 and 2024 were pre-approved by the Audit Committee or its properly delegated authority.

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

Exhibit Number	Exhibit Description
31.3*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2005.
31.4*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2005.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS Biotechnology Corporation

April 28, 2026	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer

April 28, 2026	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer