Form 10-Q
period 2026-03-31
PDS Biotechnology Corp
filed 2026-05-14
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of May 7, 2026 was 55,815,653.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,660,496	$26,711,969
Prepaid expenses and other assets	1,225,381	1,542,116
Total current assets	22,885,877	28,254,085

Noncurrent assets:
Prepaid expenses	1,548,580	1,996,300
Property and equipment, net	114,725	120,184
Financing lease right-to-use assets	113,844	123,514

Total assets	$24,663,026	$30,494,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,650,352	$3,574,448
Accrued expenses	1,258,817	742,227
Current portion of notes payable	5,206,574	5,130,372
Financing lease obligation-short term	30,982	36,167
Total current liabilities	10,146,725	9,483,214

Noncurrent liabilities:
Note payable, net of debt discount	10,605,985	11,733,350
Financing lease obligation-long term	17,673	25,686
Total liabilities	$20,770,383	$21,242,250

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 150,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 55,815,653 and 54,878,233 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	18,420	18,111
Additional paid-in capital	227,829,783	225,840,226
Accumulated deficit	(223,955,560)	(216,606,504)
Total stockholders’ equity	3,892,643	9,251,833

Total liabilities and stockholders’ equity	$24,663,026	$30,494,083

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development expenses	$3,457,032	$5,830,999
General and administrative expenses	3,064,055	3,274,759
Total operating expenses	6,521,087	9,105,758

Loss from operations	(6,521,087)	(9,105,758)

Interest income (expenses), net
Interest income	186,814	377,849
Interest expense	(1,014,783)	(930,878)
Interest income (expenses), net	(827,969)	(553,029)

Loss before income taxes	(7,349,056)	(9,658,787)
Benefit for income taxes	-	1,169,820
Net loss and comprehensive loss	(7,349,056)	(8,488,967)

Per share information:
Net loss per share, basic and diluted	$(0.13)	$(0.21)

Weighted average common shares outstanding, basic, and diluted	55,496,279	40,521,001

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2025	37,987,380	$12,536	$201,103,311	$(182,110,999)	$19,004,848
Stock-based compensation expense	-	-	1,253,882	-	1,253,882
Issuance of common stock for consulting agreement	150,000	50	203,451	-	203,501
Issuance of common stock from at-the-market program, net	205,350	68	306,047	-	306,115
Issuances of common stock, net of issuance costs	6,396,787	2,111	6,919,908	-	6,922,019
Issuance of pre-funded warrants	-	-	1,009,969	-	1,009,969
Issuance of warrants	-	-	2,150,771	-	2,150,771
Exercise of pre-funded warrants	706,334	233	(162)	-	71
Net loss	-	-	-	(8,488,967)	(8,488,967)
Balance - March 31, 2025	45,445,851	$14,998	$212,947,177	$(190,599,966)	$22,362,209

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2026	54,878,233	$18,111	$225,840,226	$(216,606,504)	$9,251,833
Stock-based compensation expense	-	-	1,156,495	-	1,156,495
Issuance of common stock for consulting agreement	-	-	-	-	-
Issuance of common stock from at-the-market program, net	937,420	309	833,062	-	833,371
Issuances of common stock, net of issuance costs	-	-	-	-	-
Issuance of pre-funded warrants	-	-	-	-	-
Issuance of warrants	-	-	-	-	-
Exercise of pre-funded warrants	-	-	-	-	-
Net loss	-	-	-	(7,349,056)	(7,349,056)
Balance - March 31, 2026	55,815,653	$18,420	$227,829,783	$(223,955,560)	$3,892,643

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,349,056)	$(8,488,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,156,495	1,253,882
Issuance of shares in consulting agreements	-	203,501
Amortization of debt discount	448,837	272,578
Depreciation expense	5,459	5,459
Finance lease depreciation expense	9,670	9,670
Changes in assets and liabilities:
Prepaid expenses and other assets	764,455	(3,395,931)
Accounts payable	75,904	1,174,424
Accrued expenses	516,590	(66,872)
Net cash used in operating activities	(4,371,646)	(9,032,256)

Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants	-	1,009,969
Proceeds from exercise of pre-funded warrants	-	71
Proceeds from issuance of warrants	-	2,150,771
Payments of finance lease obligations	(13,198)	(14,761)
Loan principal repayment	(1,500,000)	(3,125,000)
Proceeds from issuance of common stock from at-the-market program, net of issuance costs	833,371	306,115
Proceeds from issuance of common stock, net of issuance costs	-	6,994,174
Net cash provided by financing activities	(679,827)	7,321,339

Net increase in cash and cash equivalents	(5,051,473)	(1,710,917)
Cash and cash equivalents at beginning of period	26,711,969	41,689,591

Cash and cash equivalents at the end of period	$21,660,496	$39,978,674

Supplemental information of cash and non-cash transactions:

Cash paid for interest	$564,653	$693,989

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

The unaudited financial statements for all periods presented are referred to as “Condensed Consolidated Financial Statements”, and have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations for reporting on Form 10-Q, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, certain information and disclosures required by U.S. GAAP for complete Consolidated Financial Statements are not included herein. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2026. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2025. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other subsequent interim period.

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

The Company’s operations are subject to a number of factors that may affect its operating results and financial condition. Such factors include, but are not limited to: the clinical and regulatory development of its products, the Company’s ability to preserve its cash resources, the Company’s ability to add product candidates to its pipeline, risks related to the Company’s intellectual property, the Company’s ability to complete clinical trials necessary to obtain regulatory product licenses, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products if approved for sale, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital.

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

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted average number of common stock shares and pre-funded warrants outstanding during the period. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. For all periods presented, the common stock shares underlying the stock options and warrants have been excluded from the calculation because their effect would be antidilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per common share is the same.

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of March 31,
	2026	2025
Stock options to purchase common stock	8,615,601	5,347,904
Performance-based restricted stock units	800,000	-
Warrants to purchase common stock	14,557,034	7,984,034
Total	23,972,635	13,331,938

Index
(I)	Income taxes:

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

(L)	Fair value of financial instruments:

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

(N)	New accounting standards:

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU for the annual period ended December 31, 2025. Refer to our income tax disclosure in Note 8 – Income Taxes for more information.

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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The new guidance amendments add a new scope exception in ASC 815 for certain contracts and clarifies the accounting for share-based payments to a customer. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The new guidance amendment removes all references to a prescriptive and sequential software development method, also referred to as “project stages” throughout Subtopic 350-40, and specifies new requirements for determining when to begin capitalization of capitalizable project costs. The amendment in this update is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

Note 3 – Liquidity and Capital Resources

As of March 31, 2026, the Company had $21.7 million in cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable.

The Company funds its operations through equity and/or debt financings such as the following:

Index
In August 2022, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and BTIG, LLC, each an Agent and collectively the Agents, with respect to an at-the-market offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50 million, or the Placement Shares, through or to the Agents, as sales agents or principals.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agents could sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Agents were to  use commercially reasonable efforts to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company paid the Agents a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through the Agents under the Sales Agreement, and the Company has also provided the Agents with customary indemnification and contribution rights. The Company was not obligated to make any sales of its common stock under the Sales Agreement.  The offering of Placement Shares pursuant to the Sales Agreement was to terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. In August 2024, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. The New Sales Agreement superseded and replaced the Sales Agreement. During the three months ended March 31, 2026, the Company sold 937,420 shares of common stock for a net value of $0.85 million pursuant to the New Sales Agreement and during the three months ended March 31, 2025, the Company sold 205,350 shares of common stock for a net value of $0.3 million, pursuant to the New Sales Agreement. The New Sales Agreement was terminated on May 1, 2026 in connection with the transactions described in Note 14 – Subsequent Events.

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

In April 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain third-party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, the Company agreed to sell (i) senior secured convertible debentures in an aggregate principal amount of $22.2 million (collectively, the “Debentures”) and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20.0 million. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement, were used to satisfy in full and retire the Company’s indebtedness under the Loan and Security Agreement. The remaining proceeds from the transactions contemplated by the Securities Purchase Agreement were used for general corporate purposes and transaction expenses. Pursuant to the Debentures, the Company must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. In addition, for as long as any portion of the Debentures remain outstanding, the Company is generally restricted from: incurring indebtedness; granting or suffering liens on any of its property or assets; amending its organizational documents; repurchasing any of its securities; paying dividends; selling, disposing, licensing or leasing its assets other than in the ordinary course; and other customary restrictive covenants. Effective as of August 28, 2025, the holders of the Debentures may require the Company to redeem a portion of the Debentures in an amount not to exceed $0.5 million per calendar month until the Debentures are repaid in full. During the year ended December 31, 2025 and the three months ended March 31, 2026, the Company redeemed an aggregate of $2.5 million and $1.5 million of the principal amount of the Debentures, respectively. In connection with the Securities Purchase Agreement, on April 30, 2025, the Company also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company and its subsidiary granted, for the benefit of the investors, to secure its obligations under the Securities Purchase Agreement and the Debentures, a first priority lien on certain assets, in each case subject to permitted liens described in the Security Agreement. In addition, on April 30, 2025, the Company and its subsidiary entered into a Subsidiary Guarantee, pursuant to which the Company’s subsidiary guaranteed all of the Company’s obligations under the Securities Purchase Agreement and the Debentures.

Index
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

Note 4 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2026 or 2025.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2026: (unaudited)
Cash and cash equivalents	$21,660,496	$21,660,496	$-	$-

As of December 31, 2025
Cash and cash equivalents	$26,711,969	$26,711,969	$-	$-

The carrying value of the Debentures approximated their fair value as of March 31, 2026 due to their variable interest rate.

Index
Note 5 – Leases

Operating Lease:

The Company maintains a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of March 31,
	2026	2025
Cash paid for finance lease liabilities	$14,490	$17,463

Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2026	$25,616
2027 and after	26,724
Total future minimum lease payments	52,340
Less imputed interest	(3,685)
Remaining lease liability	$48,655

The Company entered into four financing leases for laboratory equipment with a total cost of $251,959 with four to five-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $6,000.

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	As of March 31, 2026	As of December 31, 2025
Accrued research and development	$101,828	$86,100
Accrued professional fees	702,987	384,017
Accrued compensation	453,632	271,742
Accrued rent	370	368
Total	$1,258,817	$742,227

Note 7 – Stock-Based Compensation

In 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “Original Plan”) pursuant to which the Company may grant up to 91,367 shares as incentive stock options (“ISOs”), non-qualified stock options (“NQs”) and restricted stock units (“RSUs”), subject to increases as hereafter described (the “Plan Limit”). In addition, the Original Plan contained an evergreen provision pursuant to which, on January 1, 2015, and each January 1 thereafter and prior to the termination of the 2014 Equity Incentive Plan, pursuant to the terms of the Original Plan, the Plan Limit was and shall be increased by the lesser of (x) 4% of the number of shares of Common Stock outstanding as of the immediately preceding December 31 and (y) such lesser number as the Board of Directors may determine in its discretion. In March 2019, the Board adopted and the Company’s stockholders approved the Amended and Restated PDS Biotechnology Corporation 2014 Equity Incentive Plan (the “Prior Plan”) which amended and restated the Original Plan in order to remove the evergreen provision and provide for an aggregate of 826,292 shares authorized for issuance under the Prior Plan.

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

Index
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

On April 28, 2025, the Company’s Board adopted and on June 11, 2025, the stockholders approved, an amendment to the Third Restated Plan, which amendment increased the total amount of shares authorized for issuance under the Third Restated Plan to the sum of (i) 4,165,535 shares of Common Stock, which was the total number of shares of common stock authorized for issuance under the Restated Plan, plus (ii) 2,400,000 shares of common stock, which reflects the additional shares of common stock authorized by the Board under the Third Restated Plan as of its effective date, plus (iii) 3,144,049 shares of common stock that were approved at the Company’s 2025 Annual Meeting of Stockholders. As of March 31, 2026 there were 1,042,902 shares available for grant under the Third Restated Plan.

Pursuant to the terms of the Third Restated Plan, stock options have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four-year period.

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards.  As of March 31, 2026, there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

On June 17, 2019, the Board adopted the 2019 Inducement Plan (the “Inducement Plan”). On December 8, 2020, the Company amended the Inducement Plan solely to increase the total number of shares of common stock reserved for issuance under the Inducement Plan from 200,000 shares to 500,000 shares. On May 17, 2022, the Company further amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 500,000 shares to 1,100,000 shares. On January 22, 2024, the Company further amended the Inducement Plan solely to increase the total number of shares of Common Stock reserved for issuance under the Inducement Plan from 1,100,000 shares to 2,100,000 shares. The Inducement Plan provides for the grant of NQs. The Inducement Plan, and each amendment thereto, was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, NQs under the Inducement Plan may only be granted to persons who have not previously been an employee of the Company or member of the Board of Directors of the Company (or subsidiary of the Company), and such grant is an inducement material to his or her entering into employment with the Company or its subsidiary. As of March 31, 2026, there were 1,087,407 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Research and development	$365,024	$520,527
General and administrative	791,470	733,355
Total	$1,156,495	$1,253,882

Index
The Company granted options to purchase 2,833,162 shares during the three month period ended March 31, 2026. No options to purchase shares were granted during the three month period ended March 31, 2025.  The fair value of options granted during the three months ended March 31, 2026 was estimated using the Black-Scholes option valuation model.

The following table summarizes stock option activity for three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2025	6,731,568	$4.55
Granted	2,833,162	0.98
Exercised	-	-
Forfeited and expired	(152,585)	7.45
Options outstanding at March 31, 2026	9,412,145	$3.43
Vested and expected to vest at March 31, 2026	9,412,145	$3.43
Exercisable at March 31, 2026	3,905,591	$5.80

As of March 31, 2026, the Company had approximately $7,438,979 of unamortized stock-based compensation expense, which is expected to be recognized over a remaining average vesting period of 1.34 years.

The Company granted 800,000 performance-based restricted stock units in June 2025. All performance-based restricted stock units were unvested as of March 31, 2026 and no stock-based compensation expense was recognized, as it was not probable that the performance condition will be met under ASC 718. The fair value of performance-based restricted stock units was determined as the closing price of the Company’s  common stock on the grant date.

Note 8 – Income Taxes

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2026 and therefore there will be no current income tax expense.  The Company recorded a full valuation allowance against the net deferred tax assets as of March 31, 2026 and December 31, 2025. Consequently, the Company recorded no income tax benefit due to realization uncertainties.

The Company is subject to a U.S. federal statutory income tax rate of 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2026 is the anticipated full year operating loss which will require a full valuation allowance against any associated net deferred tax assets.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of March 31, 2026, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three months ended March 31, 2026 or for the year ended December 31, 2025.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Transfer (NOL) Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $1.2 million of income tax benefit, net of transaction costs in the three months ended March 31, 2025. There were no New Jersey NOL carryforwards sold during the three months ended March 31, 2026 due to the Company having met the statutory $20 million lifetime cap on total cumulative value of NOLs sold, which makes the Company ineligible to participate in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) program in 2025.

Index
Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not subject to ASC 842, rent for the three months ended March 31, 2026 and 2025 was $61,200 and $65,700, respectively.

Exclusive License Agreement

In December 2022, the Company entered into an exclusive global license agreement with Merck KGaA, Darmstadt, Germany (“Merck KGaA”) for the tumor targeting IL 12 fused antibody drug conjugate, M9241 (the “Merck KGaA License Agreement”). Pursuant to the Merck KGaA License Agreement, the Company agreed to make (i) development and first commercial sales milestone payments totaling up to $11 million upon the achievement of certain milestones, including the dosing of the fifth patient in a Phase 3 trial of the clinical candidate and first commercial sale of the product for a first and second indication in a major market, and (ii) up to $105 million upon achieving certain aggregate sales levels of the product.

The Company also agreed to pay Merck KGaA a royalty of 10% on aggregate net sales of product as specified in the Merck KGaA License Agreement on a product-by-product and country-by-country basis until the later of: (i) ten years after the first commercial sale of a product in a given country; and (ii) the expiration or invalidation of the licensed patents covering the compound or product in such country. The royalty rate is subject to reduction in the event that a product is not covered by a valid patent claim, a biosimilar to the compound or the product comes on the market in a particular country, or if the Company obtains a license to any intellectual property owned or controlled by a third-party which, but for such license would be infringed by making, using or selling the compound.

Legal Proceedings

The Company is currently not a party to, and the Company’s property is not currently the subject of, any material pending legal proceedings that, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes that may not be predictable with assurance.

Note 10 – Venture Loan and Security Agreement

In August 2022, the Company entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation, as a lender and collateral agent for itself and the other Lenders (in such capacity, the “Collateral Agent”), and the other persons party thereto from time to time as lenders (“Lenders”). The Company’s indebtedness under the Loan and Security Agreement was retired and satisfied in full with a portion of the proceeds received from the Securities Purchase Agreement, as discussed in Note 11 below.

For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $0 and $928,177, respectively, in connection with the Loan and Security Agreement of which $0 and $272,578, respectively, was related to the amortization of the debt discount.

Note 11 – Convertible Debentures

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

The Debentures mature on April 30, 2028, unless earlier redeemed, repurchased, or converted. The coupon rate on the Debentures is the prime rate plus 5.0%, provided that if the prime rate would be less than 6.0%, the coupon rate under the Debentures will be 6.0% plus 5.0%. The term of the Debentures allows the lenders, at their own discretion, to require monthly principal payments of up to $0.5 million starting August 28, 2025 until the Debentures are repaid in full. The lenders exercised this right on August 28, 2025 and principal payments in an aggregate amount of $2.5 million were made for the year ended December 31, 2025 and principal payments in an aggregate amount of $1.5 million were made for the three months ended March 31, 2026.

Index
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

The Debentures include certain embedded features that resulted in a compound embedded derivative that was bifurcated from the host instrument, which included: (i) a contingent prepayment option exercisable by the Company, (ii) a holder-initiated prepayment option upon a permitted disposition, (iii) a premium repayment feature upon an event of default, and (iv) a contingent interest feature upon an event of default. The compound embedded derivative was ascribed a de minimis fair value upon issuance, as the Company assessed that the probability of the underlying contingent events occurring, which would trigger a payment under these features, was remote. As of both December 31, 2025 and March 31, 2026, the Company determined that the fair value of the compound embedded derivative continued to be de minimis.

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
In connection with the Securities Purchase Agreement, the Company also issued Warrants to purchase an aggregate total of 1,000,000 shares of the Company’s common stock at an initial exercise price of $2.52 per share. Each Warrant is classified as equity, in accordance with ASC 815-40, and is exercisable at any time for a period beginning on the date of issuance and ending 10 years from the date of issuance.  The key assumptions used in the Black-Scholes option pricing model were (i) expected term of 10 years, (ii) a risk-free rate of 4.17%, (iii) expected volatility of 83.5%, (iv) and no estimated dividend yield. The fair value of the Warrants was recorded as a discount and is being recognized as interest expense over the life of the Debentures using the effective interest method.

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

Issuance costs for the Debentures of $762,116 were recorded as a debt discount. As of  March 31, 2026, the effective annual interest rate of the Debentures was approximately 24.1%.

For the three months ended March 31, 2026, the Company recognized interest expense of $1,013,490.  For the three months ended March 31, 2026 the Company amortized $448,837 of the debt discount, and as of March 31, 2026, had a remaining debt discount balance of $2,409,663.

Index
Note 12 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit of all employees and permits voluntary contributions by employees, subject to IRS-imposed limitations, which are matched by the Company. The Company’s matching contributions to the 401(k) plan were $55,368 and $65,540 for the three months ended March 31, 2026 and 2025, respectively.

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

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below:

	Year Ended March 31,
	2026	2025
Segment expenses
Salaries and Benefits	$3,398,357	$3,829,221
Professional fees	906,684	1,127,046
General administrative expenses	342,499	344,354
Clinical development expenses	1,269,184	2,432,198
Other development expenses	604,363	1,372,939
Total operating and segment expenses	$6,521,087	$9,105,758

Interest income	186,814	377,849
Interest expense	(1,014,783)	(930,878)
Benefit from income taxes	-	1,169,820
Segment and consolidated net loss	$(7,349,056)	$(8,488,967)

Note 14 – Subsequent Events

On April 30, 2026, the Company entered into a securities purchase agreement with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). Pursuant to the securities purchase agreement, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company (i) a promissory note in an aggregate principal amount of $6,000,000 and (ii) a warrant to purchase up to 2,158,274 shares of common stock of the Company, par value $0.00033 per share, at an exercise price of $1.1824 per share, subject to adjustments. In addition, at or prior to the closing of the transactions contemplated by the securities purchase agreement, the Company will enter into a Sales Agreement with Yorkville Securities, LLC (“Agent”), as sales agent, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock through or to the Agent, as sales agent or principal. The transaction contemplated by the securities purchase agreement is expected to close on or around June 12, 2026, subject to the satisfaction of certain closing conditions.

Also on April 30, 2026, the Company delivered a redemption notice pursuant to which it irrevocably elected to prepay all of the outstanding principal amount under each of the Debentures, issued pursuant to that certain Securities Purchase Agreement by and among the Company, each of the buyers that are parties thereto and JGB Collateral LLC, a Delaware limited liability company, as collateral agent, dated as of April 30, 2025, for cash. The prepayment amount for each Debenture will be equal to 103% of the principal amount outstanding on June 12, 2026, plus all accrued and unpaid interest under each Debenture on the redemption date.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2025 on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 30, 2026.

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

In this Quarterly Report, unless otherwise stated or the context otherwise indicates, references to “PDS Biotech,” “the Company,” “we,” “us,” “our” and similar references refer to PDS Biotechnology Corporation, a Delaware corporation, and subsidiary.

Index
Company Overview

We are a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer immunotherapies based on our Versamune®, Versamune® in combination with our IL-12 fused anti-body drug conjugate (ADC) PDS01ADC. In addition, we are developing the Infectimune® T cell-activator in infectious diseases.

We believe our investigational targeted immunotherapies have the potential to overcome the limitations of current immunotherapy approaches through the activation of the right type, quantity and potency of T cells. Versamune®, and Versamune® in combination with PDS01ADC are being developed for treatments in oncology and Infectimune® is being developed for treatments in infectious disease. When paired with an antigen, which is a disease-related protein that is recognizable by the immune system, Versamune® and Infectimune® have both been shown to induce, in-vivo, large quantities of high-quality, highly potent polyfunctional CD4 helper and CD8 killer T cells, a specific sub-type of T cell that is more effective at killing infected or target cells. Infectimune® is also designed to promote the induction of disease-specific neutralizing antibodies. PDS01ADC is an investigational tumor targeting IL-12 that we believe may enhance the proliferation, potency and longevity of T cells in the tumor microenvironment. Based on preclinical studies and recent investigational clinical data, we believe that Versamune® in combination with PDS01ADC may enhance the proliferation, potency and longevity of antigen specific multifunctional CD8 T cells in the tumor microenvironment and work synergistically to overcome tumor immune suppression.

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

In October 2025, we announced our intent to seek expedited approval pathway for PDS0101 in HPV16-positive head and neck cancer based on final VERSATILE-002 trial data showing robust median progression free survival and increased median overall survival of the patients.

In December 2025, we announced the scheduling of a type C meeting with the FDA to discuss a proposed accelerated approval pathway for PDS0101 in HPV16-positive recurrent and/or metastatic head and neck cancer. Patients already enrolled in VERSATILE-003 prior to the amendment remain on the trial and continue to receive treatment.

In February 2026, we announced the adoption of an amended protocol for our VERSATILE-003 Phase 3 trial incorporating progression free survival (PFS) as a primary endpoint for interim analysis and potential accelerated approval.

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

In this trial, sponsored by us, patients whose cancer has returned following initial treatment or spread (metastasized) will be treated with either the combination of PDS0101and pembrolizumab or with pembrolizumab alone, to evaluate if the addition of PDS0101 might improve the efficacy of pembrolizumab alone. Patients in the trial will receive a total of 5 cycles of combination therapy in the context of standard of care pembrolizumab therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-003 is median overall survival, or mOS, at six months following initiation of treatment. Following discussions with the FDA in December 2025, we amended the trial’s protocol, among other modifications, to include progression-free survival (PFS) as an interim primary endpoint of the trial. Patients already enrolled prior to the amendment remain on the trial and continue to receive treatment.

Index
VERSATILE-002: PDS0101 + Keytruda®

In November 2020, we commenced our VERSATILE-002 Phase 2 clinical trial evaluating the combination of PDS0101 in combination with Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) which is the FDA-approved standard of care for first-line treatment of recurrent/ metastatic head and neck cancer. Enrollment in stage 2 of 2 for the ICI-naïve arm and the ICI-resistant arms are complete. The clinical trial evaluated the efficacy and safety of this therapeutic combination as a first and second line treatment in patients with recurrent or metastatic head and neck cancer and high-risk human papillomavirus-16 (HPV16) infection.

In this trial sponsored by us, patients whose cancer had returned following initial treatment or spread were treated with the combination of PDS0101 and Keytruda® to evaluate if the addition of PDS0101 might improve the efficacy reported in published studies of Keytruda® alone. Patients in the trial received a total of 5 cycles of combination therapy in the context of standard of care Keytruda® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 is the objective response rate, or ORR, at six months following initiation of treatment. There are two cohorts in the trial. Cohort 1 is for patients who have yet to be treated with an immune checkpoint inhibitor (ICI naïve) and cohort 2 which consists of patients who have failed immune checkpoint inhibitor therapy (ICI resistant).

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

Index
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
●
As previously reported, data confirmed PDS0101 treatment activates HPV16-specific CD8 T cells. This increase was not seen in patients who did not receive PDS0101. The increase in HPV16-specific T cells generated by the treatment is positively correlated with tumor cell death, suggesting cytotoxic CD8 T cells are important mediators of antigen-specific immunity.

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

PDS0103

In April 2020, an existing Cooperative Research and Development Agreement (“CRADA”)  between PDS Biotech and the NCI was expanded beyond PDS0101 to include clinical and preclinical development of PDS0103. PDS0103 is an investigational immune therapy owned by us and designed to treat cancers associated with the mucin-1, or MUC1, oncogenic protein. These include cancers such as ovarian, breast, colorectal and lung cancers. PDS0103 combines Versamune® with novel highly immunogenic agonist epitopes of MUC1 developed by the NCI and licensed by us.

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

In April 2026, we announced the publication of clinical and immunological biomarker data from Stage 1 of a Phase 2 trial evaluating PDS01ADC in the March 10, 2026 issue of Journal of Clinical Oncology (JCO) Oncology Advances. Key findings from stage 1 of the Phase 2 trial are outlined below:

●	Objective response rate by RECIST v1.1: 77.8% (7/9) at six months; in the parallel trial without PDS01ADC, the ORR was 35% (7/20)
●	24-month survival rate: Approximately 85%; in the parallel study without PDS01ADC, the 2-year survival rate was approximately 40%
●	Extrahepatic progression-free survival (PFS): median not reached at minimum follow-up of 13.1 months; in the parallel trial without PDS01ADC, the PFS was 8.1 months

We are working closely with the NCI to determine the best pathway forward for the prioritized PDS01ADC studies, as well as evaluating the use of PDS01ADC in combination with other Versamune® based clinical candidates. In January 2025, we submitted an investigational new drug application to the FDA for a Phase 1 trial with PDS0103 and PDS01ADC in colorectal cancer. At the time of this report, we have not initiated this trial.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $7.3 million, and $8.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $224.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of March 31, 2026, we had $21.7 million in cash and cash equivalents.

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

Index
Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase ( Decrease)
	2026	2025	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$3,457	$5,831	$(2,374)	(41)%
General and administrative expenses	3,064	3,275	(211)	(6)%
Total operating expenses	6,521	9,106	(2,585)	(28)%
Loss from operations	(6,521)	(9,106)	2,585	(28)%
Interest income (expense), net	(828)	(553)	(275)	50%
Benefit from income taxes	-	1,170	(1,170)	100%
Net loss and comprehensive loss	$(7,349)	$(8,489)	$1,140	(13)%

Research and Development Expenses

Research and development (R&D) expenses decreased to $3.5 million for the three months ended March 31, 2026 from $5.8 million for the three months ended March 31, 2025. The decrease of $2.3 million was primarily attributable to a decrease of $1.2 million in clinical trial costs, a decrease of $0.7 million in manufacturing costs, and a decrease of $0.4 million in personnel costs.

General and Administrative Expenses

General and administrative expenses decreased to $3.1 million for the three months ended March 31, 2026 from $3.3 million for the three months ended March 31, 2025. The decrease of $0.2 million was primarily attributable to a decrease in professional fees.

Benefit from Income Taxes

Income tax benefit was $0 for the three months ended March 31, 2026  and $1.2 million for the three months ended March 31, 2025. The decrease of $1.2 million was due to us having met the statutory $20 million lifetime cap on total cumulative value of NOLs sold, which makes us ineligible to participate in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) program.

Liquidity and Capital Resources

  In August 2024, we entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. During the three months ended March 31, 2026 and 2025, the Company sold 937,420 shares of common stock and 205,250 shares of common stock for a net value of $0.85 million and $0.3 million, respectively, pursuant to the New Sales Agreement. The New Sales Agreement was terminated on May 1, 2026.

Index
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

In February 2025, we entered into a securities purchase agreement with certain purchasers, pursuant to which we agreed to sell an aggregate of 6,396,787 shares of common stock, pre-funded warrants to purchase up to an aggregate of 933,334 shares of common stock, and common stock warrants to purchase up to an aggregate of 7,330,121 shares of common stock at a combined purchase price of $1.50 per share and warrant, or the “February 2025 Offering”. Two of our directors participated in the February 2025 Offering and purchased 30,121 shares of common stock in the aggregate at an offering price per share of $1.66 and common stock warrants to purchase 30,121 shares of common stock. The common stock warrants issued to our directors have an exercise price per share of $1.53 but are otherwise identical to the common stock warrants issued to all other participants in the February 2025 Offering. Aggregate gross proceeds from the February 2025 Offering were approximately $11 million. Net proceeds to us from the February 2025 Offering, after deducting the placement agent fees and other estimated offering expenses payable by us, were approximately $10.05 million. The February 2025 Offering closed on February 28, 2025.

On April 30, 2025, we entered into a securities purchase agreement, or the “Securities Purchase Agreement” with certain third party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, we agreed to sell (i) senior secured convertible debentures in an aggregate principal amount of $22,222,222 (collectively, the “Debentures”) and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20,000,000. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire our indebtedness under the Loan and Security Agreement. The remaining proceeds from the transactions contemplated by the Securities Purchase Agreement were used for general corporate purposes and transaction expenses. Pursuant to the Debentures, we must at all times maintain a cash balance equal to the lesser of (a) $15.0 million and (b) the then-outstanding principal balance of the Debentures plus $3.0 million, in a deposit account subject to an account control agreement. In addition, for as long as any portion of the Debentures remain outstanding, we are generally restricted from: incurring indebtedness; granting or suffering liens on any of our property or assets; amending our organizational documents; repurchasing any of our securities; paying dividends; selling, disposing, licensing or leasing our assets other than in the ordinary course; and other customary restrictive covenants. Effective as of August 28, 2025, the holders of the Debentures may require us to redeem a portion of the Debentures in an amount up to $500,000 per calendar month in the aggregate. During the year ended December 31, 2025 and the three months ended March 31, 2026, the Company redeemed an aggregate of $2.5 million and $1.5 million of the principal amount of the Debentures, respectively. In connection with the Securities Purchase Agreement, on April 30, 2025, we also entered into a Security Agreement (the “Security Agreement”), pursuant to which we and our subsidiary granted, for the benefit of the investors, to secure our obligations under the Securities Purchase Agreement and the Debentures, (i) first priority liens on certain assets, in each case subject to permitted liens described in the Security Agreement. In addition, on April 30, 2025, we and our subsidiary entered into a Subsidiary Guarantee, pursuant to which we and our subsidiary guaranteed all of our obligations under the Securities Purchase Agreement and the Debentures.

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

As of March 31, 2026, we had $21.7 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Index
We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Our budgeted cash requirements in 2026 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(4,372)	$(9,032)
Net cash provided by financing activities	(680)	7,321
Net increase (decrease) in cash and cash equivalents	$(5,051)	$(1,711)

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.3 million and $9.0 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in net cash used in operating activities of $4.7 million was primarily due to a decrease in the non-cash stock-based compensation expense of $0.1 million and a decrease in issuance of shares in consulting agreements of $0.2 million, offset by a decrease in net loss of $1.1 million, an increase in the amortization of debt discount of $0.2 million and changes in the timing of working capital requirements, including an increase in prepaid expenses and other assets, offset by decreases in accrued expenses and accounts payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 and 2025 decreased by $8.0 million primarily due to a $7.0 million decrease in proceeds from the issuance of common stock, a decrease in proceeds from the issuance warrants and pre-funded warrants of $3.2 million, offset by a decrease of $1.6 million in loan repayments and $0.5 million in proceeds from issuance of common stock through our at-the-market program.

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

Index
We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. Our budgeted cash requirements in 2026 and beyond include expenses related to continuing development and clinical studies as well as payments on our debt. Until we can generate significant cash from our operations, we expect to continue to fund our operations with available financial resources. These financial resources may not be adequate to sustain our operations. While we intend to finance our cash needs principally through equity or debt financings, collaborations, strategic alliances, or license agreements with third parties, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. In addition, the terms of the Debentures allow for the holders to call the outstanding balance of the Debentures if we fail to maintain the minimum cash balances required by the Debentures.

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

Please see the section titled “Risk Factors” elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional risks associated with our operations.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest Rate Risk

We are exposed to market related changes in interest rates. As of March 31, 2026, our cash equivalents consisted of bank deposits and money market accounts. Additionally, the principal balance under our Debentures bears a floating interest pegged to the prime rate.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates have not been material to us.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2026 contained in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025. However, any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim Condensed Consolidated Financial Statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 30, 2026, including the risk factors and our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission, including, without limitation, the risk factors previously disclosed in our prior quarterly reports on Form 10-Q filed during this fiscal year. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1*	Form of Promissory Note (YA II PN, Ltd.)

4.2*	Form of Warrant (YA II PN, Ltd.)

10.1*	Securities Purchase Agreement by and between PDS Biotechnology Corporation and YA II PN, Ltd., dated as of April 30, 2026

10.2*	Form of Registration Rights Agreement (YA II PN, Ltd.)

10.3*	Form of Guaranty Agreement (YA II PN, Ltd.)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith (unless otherwise noted as being furnished herewith)

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

May 14, 2026	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2026	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer
(Principal Financial and Accounting Officer)