Form 10-Q
period 2026-06-30
PDS Biotechnology Corp
filed 2026-08-13
CIK 1472091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, par value $0.00033 per share, outstanding as of August 6, 2026 was 55,971,338.

PDS BIOTECHNOLOGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,596,254	$26,711,969
Prepaid expenses and other assets	1,448,939	1,542,116
Total current assets	7,045,193	28,254,085

Noncurrent assets:
Prepaid expenses	1,548,580	1,996,300
Property and equipment, net	176,612	120,184
Financing lease right-to-use assets	36,828	123,514

Total assets	$8,807,213	$30,494,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,393,967	$3,574,448
Accrued expenses	1,629,313	742,227
Current portion of debt	4,322,500	5,130,372
Financing lease obligation-short term	31,696	36,167
Total current liabilities	12,377,476	9,483,214

Noncurrent liabilities:
Debt, net of debt discount	-	11,733,350
Financing lease obligation-long term	9,476	25,686
Total liabilities	$12,386,952	$21,242,250

Commitments and contingencies (Note 9)	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.00033 par value, 150,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 55,921,806 and 54,878,233 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	18,455	18,111
Additional paid-in capital	230,107,941	225,840,226
Accumulated deficit	(233,706,135)	(216,606,504)
Total stockholders’ equity	(3,579,739)	9,251,833

Total liabilities and stockholders’ equity	$8,807,213	$30,494,083

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$3,265,586	$4,212,918	$6,722,618	$10,043,918
General and administrative expenses	3,231,148	3,410,433	6,295,203	6,685,191
Total operating expenses	6,496,734	7,623,351	13,017,821	16,729,109

Loss from operations	(6,496,734)	(7,623,351)	(13,017,821)	(16,729,109)

Interest income (expenses), net
Interest income	125,405	333,624	312,219	711,473
Interest expense	(3,379,246)	(2,144,481)	(4,394,029)	(3,075,359)
Interest income (expenses), net	(3,253,841)	(1,810,857)	(4,081,810)	(2,363,886)

Loss before income taxes	(9,750,575)	(9,434,208)	(17,099,631)	(19,092,995)
Benefit from income taxes	-	-	-	1,169,820
Net loss and comprehensive loss	(9,750,575)	(9,434,208)	(17,099,631)	(17,923,175)

Per share information:
Net loss per share, basic and diluted	$(0.18)	$(0.21)	$(0.31)	$(0.41)

Weighted average common shares outstanding, basic, and diluted	55,659,669	45,902,502	55,659,669	43,226,618

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Common Stock		Additional
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2025	37,987,380	$12,536	$201,103,311	$(182,110,999)	$19,004,848
Stock-based compensation expense	-	-	1,253,882	-	1,253,882
Issuance of common stock for consulting agreement	150,000	50	203,451	-	203,501
Issuance of common stock from at-the-market program, net	205,350	68	306,047	-	306,115
Issuances of common stock, net of issuance costs	6,396,787	2,111	6,919,908	-	6,922,019
Issuance of pre-funded warrants	-	-	1,009,969	-	1,009,969
Issuance of warrants	-	-	2,150,771	-	2,150,771
Exercise of pre-funded warrants	706,334	233	(162)	-	71
Net loss	-	-	-	(8,488,967)	(8,488,967)
Balance - March 31, 2025	45,445,851	$14,998	$212,947,177	$(190,599,966)	$22,362,209
Stock-based compensation expense	-	-	448,029	-	448,029
Issuance of common stock from at-the-market program, net	960,511	317	1,460,325	-	1,460,642
Issuances of common stock, net of issuance costs	-	-	50,000	-	50,000
Issuance of warrants	-	-	1,073,089	-	1,073,089
Exercise of pre-funded warrants	227,000	75	(52)	-	23
Net loss	-	-	-	(9,434,208)	(9,434,208)
Balance - June 30, 2025	46,633,362	$15,390	$215,978,568	$(200,034,174)	$15,959,784

	Common Stock		Additional
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
January 1, 2026	54,878,233	$18,111	$225,840,226	$(216,606,504)	$9,251,833
Stock-based compensation expense	-	-	1,156,495	-	1,156,495
Issuance of common stock from at-the-market program, net	937,420	309	833,062	-	833,371
Net loss	-	-	-	(7,349,056)	(7,349,056)
Balance - March 31, 2026	55,815,653	$18,420	$227,829,783	$(223,955,560)	$3,892,643
Stock-based compensation expense	-	-	1,126,054	-	1,126,054
Issuance of common stock from at-the-market program, net	106,153	35	97,196	-	97,231
Issuance of warrants	-	-	1,054,908	-	1,054,908
Net loss	-	-	-	(9,750,575)	(9,750,575)
Balance - June 30, 2026	55,921,806	$18,455	$230,107,941	$(233,706,135)	$(3,579,739)

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,099,631)	$(17,923,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,282,549	1,701,911
Issuance of shares in consulting agreements	-	203,501
Amortization of debt discount	714,386	1,386,606
Loss on retirement of debt	2,660,781	-
Depreciation expense	13,846	10,918
Finance lease depreciation expense	16,412	19,340
Changes in assets and liabilities:
Prepaid expenses and other assets	540,897	(4,963,760)
Accounts payable	2,819,519	2,812,566
Accrued expenses	887,086	(1,381,286)
Net cash used in operating activities	(7,164,155)	(18,133,379)

Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants	-	1,009,969
Proceeds from exercise of pre-funded warrants	-	94
Proceeds from issuance of warrants	1,054,908	2,150,771
Payments of finance lease obligations	(20,681)	(29,862)
Loan principal payment	(2,500,000)	(4,166,667)
Loan repayment	(17,738,889)	(18,645,833)
Net proceeds from issuance of debt	4,322,500	19,237,880
Proceeds from issuance of common stock from at-the-market program, net of issuance costs	930,602	1,766,757
Proceeds from issuance of common stock, net of issuance costs	-	6,994,174
Net cash (used)/provided by financing activities	(13,951,560)	8,317,283

Net increase in cash and cash equivalents	(21,115,715)	(9,816,096)
Cash and cash equivalents at beginning of period	26,711,969	41,689,591

Cash and cash equivalents at the end of period	$5,596,254	$31,873,495

Supplemental information of cash and non-cash transactions:

Cash paid for interest	$1,506,513	$1,581,846

See accompanying notes to the condensed consolidated financial statements.

Index
PDS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Operations

PDS Biotechnology Corporation, a Delaware corporation (the “Company” or “PDS Biotech”), is a clinical-stage biotechnology company focused on developing PDS0301 (formerly PDS01ADC), a tumor-targeted IL-12 immunocytokine designed to modify the tumor microenvironment and enhance the activity and durability of anti-cancer therapies. The Company’s current development strategy prioritizes PDS0301, including its development in colorectal cancer and evaluation in other combinations and as a monotherapy.

The Company also develops its proprietary Versamune® platform for treatments in oncology and Infectimune® for treatments in infectious diseases. The most advanced Versamune® drug candidate, PDS0101, has been evaluated in multiple clinical trials with promising results, and the Company seeks to further the development of PDS0101 through strategic partnerships. In August 2026, the Company discontinued its Phase 3 trial with PDS0101 in HPV16-positive recurrent/metastatic head and neck cancer.

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

The potentially dilutive securities excluded from the determination of diluted loss per share as their effect is antidilutive, are as follows:

	As of June 30,
	2026	2025
Stock options to purchase common stock	8,615,601	7,394,404
Performance-based restricted stock units	800,000	-
Warrants to purchase common stock	16,715,308	8,757,034
Total	26,130,909	16,151,438

Index
(I)	Income taxes:

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

Note 3 – Liquidity and Capital Resources

As of June 30, 2026, the Company had $5.6 million in cash and cash equivalents. The Company’s primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the level of activities undertaken, as well as the timing of when the Company pays these expenses, as reflected in the change to the Company’s outstanding accounts payable and accrued expenses. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable.

Index
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

During the three and six months ended June 30, 2026, the Company sold 0 shares and 937,420 shares, respectively, of its common stock with a net value of $0 million and $0.8 million, respectively, pursuant to the New Sales Agreement. During the three and six months ended June 30, 2025, the Company sold 960,511 and 1,165,861 shares, respectively, of its common stock with a net value of $1.5 and $1.8 million, respectively, pursuant to the New Sales Agreement. The New Sales Agreement was terminated on May 1, 2026.

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

On April 30, 2026, the Company delivered a redemption notice pursuant to which it irrevocably elected to prepay, for cash, all of the outstanding principal amount under each of the Debentures issued pursuant to the Securities Purchase Agreement. On June 15, 2026, the Company paid the applicable redemption amount, equal to 103% of the principal amount outstanding plus all accrued and unpaid interest and all other amounts payable thereunder, and, upon such payment, each Debenture was redeemed in full and is of no further force or effect.

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

On April 30, 2026, the Company entered into a securities purchase agreement (the “April 2026 Securities Purchase Agreement”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). Pursuant to the securities purchase agreement, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company (i) a promissory note in an aggregate principal amount of $6,000,000 (the “Promissory Note”) and (ii) a warrant to purchase up to 2,158,274 shares of common stock of the Company, par value $0.00033 per share, at an exercise price of $1.1824 per share, subject to adjustments (the “Warrant”). In addition, on June 15, 2026, in connection with the transactions contemplated by the April 2026 Securities Purchase Agreement, the Company issued the Promissory Note and the Warrant to the Investor, the Company and the Investor entered into the Registration Rights Agreement and PDS Operating Corporation, a Delaware corporation and wholly owned subsidiary of the Company and the Investor entered into a guaranty agreement.

On June 15, 2026, the Company entered into a Sales Agreement (the “June 2026 Sales Agreement”) with Yorkville Securities, LLC, an affiliate of the Investor (“Yorkville Securities”), and B. Riley Securities, Inc. (“B. Riley Securities,” each of Yorkville Securities and B. Riley Securities individually an “Agent” and collectively, the “Agents”), with terms that are substantially consistent with those included in the New Sales Agreement, with respect to an “at-the-market” offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock (the “Placement Shares”) having an aggregate offering price of up to $50,000,000 through or to the Agents, as sales agents or principals. Yorkville Securities is an affiliate of the Investor.  The issuance and sale, if any, of the Placement Shares by the Company under the June 2026 Sales Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No. 333-289942), which was declared effective by the SEC on April 28, 2026, and a prospectus supplement relating to the Placement Shares filed with the SEC. During the three months ended June 30, 2026, the Company sold 106,153 shares of common stock for a net value of $0.10 million, pursuant to the June 2026 Sales Agreement.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the filing of this Quarterly Report on Form 10-Q in accordance with ASC Subtopic 205-40, Going Concern. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. In addition, the Promissory Note allows for the lenders to accelerate repayment of its outstanding balance.

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

Index
Note 4 – Fair Value of Financial Instruments

There were no transfers between Levels 1, 2, or 3 during the three months ended June 30, 2026 or 2025.

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Inactive Markets (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2026: (unaudited)
Cash and cash equivalents	$5,596,254	$5,596,254	$-	$-

As of December 31, 2025
Cash and cash equivalents	$26,711,969	$26,711,969	$-	$-

The carrying value of the Promissory Note approximated its fair value as of June 30, 2026 due to its term being less than one year from the balance sheet date.

Note 5 – Leases

Operating Lease:

The Company maintains a month-to-month lease for its research facilities at the Princeton Innovation Center BioLabs located at 303A College Road E, Princeton NJ, 08540.

Financing Lease:

The Company has financed certain laboratory equipment as follows:

	As of June 30,
	2026	2025
Cash paid for finance lease liabilities	$17,078	$34,925

Maturity of the Company’s financing lease liabilities is as follows:

Year ended December 31,
2026	$17,078
2027 and after	26,724
Total future minimum lease payments	43,802
Less imputed interest	(2,630)
Remaining lease liability	$41,172

The Company entered into four financing leases for laboratory equipment with a total cost of $251,959 with four to five-year terms and a capitalized interest rate of 9.15%. Each of the lease agreements include a bargain purchase option to acquire the equipment at the end of the lease term. The aggregate monthly payments are approximately $3,000.

Index
Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	As of June 30, 2026	As of December 31, 2025
Accrued research and development	$345,655	$86,100
Accrued professional fees	359,727	384,017
Accrued compensation	896,894	271,742
Accrued interest on debt	26,667	-
Accrued rent	370	368
Total	$1,629,313	$742,227

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

On April 28, 2025, the Company’s Board adopted and on June 11, 2025, the stockholders approved, an amendment to the Third Restated Plan, which amendment increased the total amount of shares authorized for issuance under the Third Restated Plan to the sum of (i) 4,165,535 shares of Common Stock, which was the total number of shares of common stock authorized for issuance under the Restated Plan, plus (ii) 2,400,000 shares of common stock, which reflects the additional shares of common stock authorized by the Board under the Third Restated Plan as of its effective date, plus (iii) 3,144,049 shares of common stock that were approved at the Company’s 2025 Annual Meeting of Stockholders. As of June 30, 2026, there were 1,042,902 shares available for grant under the Third Restated Plan.

Pursuant to the terms of the Third Restated Plan, stock options have a term of ten years from the date of grant or such shorter term as may be provided in the option agreement. Unless specified otherwise in an individual option agreement, ISOs generally vest over a four-year period.

In 2018, the Company’s stockholders approved the 2018 Stock Incentive Plan pursuant to which the Company may grant up to 558,071 shares as (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Preferred Stock, (v) Stock Reload Options and/or (vi) Other Stock-Based Awards.  As of June 30, 2026, there were 190,799 shares available for grant under the 2018 Stock Incentive Plan.

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

The Inducement Plan is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, NQs under the Inducement Plan may only be granted to persons who have not previously been an employee of the Company or member of the Board of Directors of the Company (or subsidiary of the Company), and such grant is an inducement material to his or her entering into employment with the Company or its subsidiary. As of June 30, 2026, there were 1,087,407 shares available for grant under the Inducement Plan.

The following table summarizes the components of stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Stock-Based Compensation
Research and development	$360,236	$(316,466)	$725,260	$204,061
General and administrative	765,818	764,495	1,557,289	1,497,850
Total	$1,126,054	$448,029	$2,282,549	$1,701,911

The Company granted options to purchase 2,833,162 shares during the six month period ended June 30, 2026. The fair value of options granted during the six months ended June 30, 2026 was estimated using the Black-Scholes option valuation model.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2025	6,731,568	$4.55
Granted	2,833,162	0.98
Exercised	-	-
Forfeited and expired	(152,585)	7.45
Options outstanding at June 30, 2026	9,412,145	$3.43
Vested and expected to vest at June 30, 2026	9,412,145	$3.43
Exercisable at June 30, 2026	4,414,078	$5.50

As of June 30, 2026, the Company had approximately $6,312,925 of unamortized stock-based compensation expense, which is expected to be recognized over a remaining average vesting period of 1.25 years.

The Company granted 800,000 performance-based restricted stock units in June 2025. All performance-based restricted stock units were unvested as of June 30, 2026 and no stock-based compensation expense was recognized, as it was not probable that the performance condition will be met under ASC 718. The fair value of performance-based restricted stock units was determined as the closing price of the Company’s common stock on the grant date.

Index
Note 8 – Income Taxes

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company expects to have a loss for 2026 and therefore there will be no current income tax expense.  The Company recorded a full valuation allowance against the net deferred tax assets as of June 30, 2026 and December 31, 2025. Consequently, the Company recorded no income tax benefit due to realization uncertainties.

The Company is subject to a U.S. federal statutory income tax rate of 21%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2026 is the anticipated full year operating loss which will require a full valuation allowance against any associated net deferred tax assets.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of June 30, 2026, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the three and six months ended June 30, 2026 or for the year ended December 31, 2025.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Transfer (NOL) Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $1.2 million of income tax benefit, net of transaction costs in the six months ended June 30, 2025. There were no New Jersey NOL carryforwards sold during the six months ended June 30, 2026 due to the Company having met the statutory $20 million lifetime cap on total cumulative value of NOLs sold, which makes the Company ineligible to participate in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) program for 2025 and beyond.

Note 9 – Commitments and Contingencies

Rent

For month-to-month arrangements not impacted by the adoption of ASC 842, rent for the three and six months ended June 30, 2026 was $61,200 and $122,400 respectively, compared to the three and six months ended June 30, 2025 of $64,200 and $129,900, respectively.

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

The Company recognized zero interest expense for the three and six months ended June 30, 2026 and $277,859 and $1,206,035 for the three and six months ended June 30, 2025, respectively; and zero amortization of debt discount for the three and six months ended June 30, 2026 and $82,329 and $354,907, for the three and six months ended June 30, 2025, respectively.

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

On April 30, 2026, the Company delivered a redemption notice pursuant to which it irrevocably elected to prepay all of the outstanding principal amount under each of the Debentures, issued pursuant to that certain Securities Purchase Agreement by and among the Company, each of the buyers that are parties thereto and JGB Collateral LLC, a Delaware limited liability company, as collateral agent, dated as of April 30, 2025, for cash. On June 15, 2026, the Company paid the applicable redemption amount, equal to 103% of the principal amount outstanding plus all accrued and unpaid interest and all other amounts payable thereunder, and, upon such payment, each Debenture was redeemed in full and is of no further force or effect.

For the three and six months ended June 30, 2026, the Company recognized interest expense of $623,289 and $1,636,779.  For the three and six months ended June 30, 2026, the Company amortized $265,549 and $714,386 of the debt discount, and as of June 30, 2026, had a remaining debt discount balance of $0.

For the three and six months ended June 30, 2025, the Company recognized interest expense of $757,257.  For the three and six months ended June 30, 2025, the Company amortized $278,862 of the debt discount, and as of June 30, 2025, had a remaining debt discount balance of $3,778,566.

During the three months ended June 30, 2026, the Company recognized $2,660,781 of interest expense associated with extinguishment of debt recorded under the Debentures.

Index
Note 12 – Promissory Note

On June 15, 2026, the Company issued a promissory note to YA II PN, Ltd. with an aggregate principal amount of $6,000,000 and a warrant to purchase up to 2,158,274 shares of common stock of the Company, par value $0.00033 per share, at an exercise price of $1.1824 per share, subject to adjustments, for gross proceeds of $5.76 million. The promissory note bears interest at 10% per annum and matures on June 15, 2027.

For the three and six months ended June 30, 2026, the Company recognized interest expense of $26,667.  For the three and six months ended June 30, 2026 the Company amortized zero of the debt discount, and as of June 30, 2026, had a remaining debt discount balance of $1,677,500.

Note 13 – Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit of all employees and permits voluntary contributions by employees, subject to IRS-imposed limitations, which are matched by the Company. The 401(k) employer contributions were $48,575 and $103,943 for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 of $51,293 and $116,833, respectively.

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

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment expenses
Salaries and Benefits	$3,377,524	$2,857,617	$6,775,882	$6,686,838
Professional fees	1,111,476	1,278,581	2,018,160	2,405,627
General administrative expenses	309,370	387,897	651,869	732,251
Clinical development expenses	1,084,716	2,017,145	2,353,900	2,455,049
Other development expenses	613,648	1,082,111	1,218,010	4,449,344
Total operating and segment expenses	$6,496,734	$7,623,351	$13,017,821	$16,729,109

Interest income	125,405	333,624	312,219	711,473
Interest expense	(3,379,246)	(2,144,481)	(4,394,029)	(3,075,359)
Benefit from income taxes	-	-	-	1,169,820
Segment and consolidated net loss	$(9,750,575)	$(9,434,208)	$(17,099,631)	$(17,923,175)

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements (including within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended) concerning the Company and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management, as well as assumptions made by, and information currently available to, management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “project,” “intend,” “forecast,” “guidance”, “outlook” and other similar expressions among others. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation:
●
the Company’s recent strategic refocus to prioritize the development of PDS0301 and to discontinue the VERSATILE-003 Phase 3 clinical trial of PDS0101 may not achieve the anticipated benefits and involves significant risks and uncertainties;

●	the Company’s ability to protect its intellectual rights;
●	the Company’s anticipated capital requirements, including the Company’s anticipated cash runway and the Company’s current expectations regarding its plans for future equity financings;
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

●	the timing for the Company or its partners to initiate the planned clinical trials for PDS0301 (formerly PDS01ADC);
●	the Company’s ability to successfully secure partnership(s) for the further development of its PDS0101 program;
●
the Company may not be able to identify, negotiate, or consummate strategic partnerships or other externally funded opportunities for the continued development of PDS0101, and any such partnerships may not be on favorable terms;

●
the Company may expend its limited resources to pursue PDS0301 and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success;

●	the discontinuation of the VERSATILE-003 Phase 3 trial and the Company’s limited cash resources may further impact the Company’s ability to continue as a going concern;
●
the successful implementation of the Company’s research and development programs and collaborations, including any collaboration trials concerning the Company’s PDS0301,Versamune® and Infectimune® based clinical and product candidates and the Company’s interpretation of the results and findings of such programs and collaborations and whether such results are sufficient to support the future success of the Company’s clinical and product candidates;

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

Index
Company Overview
We are a clinical-stage biotechnology company focused on developing PDS0301, a tumor-targeted IL-12 immunocytokine designed to modify the tumor microenvironment and enhance the activity and durability of anti-cancer therapies. Our current development strategy prioritizes PDS0301, including its development in colorectal cancer and evaluation in other indications.

We also develop our proprietary Versamune® platform for treatments in oncology and Infectimune® for treatments in infectious diseases. Our most advanced Versamune® drug candidate, PDS0101, was evaluated in multiple clinical trials and we seek to further the development of PDS0101 through strategic partnerships.

We believe our investigational targeted immunotherapies have the potential to overcome the limitations of current immunotherapy approaches through the activation of the right type, quantity and potency of T cells. PDS0301, Versamune®, and Versamune® in combination with PDS0301 are being developed for treatments in oncology and Infectimune® is being developed for treatments in infectious disease. PDS0301 is an investigational tumor targeting IL-12 that we believe may enhance the proliferation, potency and longevity of T cells in the tumor microenvironment.
Recent Developments
In March 2025, we announced the initiation of our VERSATILE-003 Phase 3 clinical trial evaluating PDS0101 in HPV16-positive first-line treatment of recurrent/metastatic head and neck squamous cell carcinoma.
In July 2025, we announced that the colorectal cancer cohort of a Phase 2 clinical trial with PDS0301 in combination with Hepatic Artery Infusion Pump (HAIP) and systemic therapy met the pre-defined criteria for expansion to stage 2 following positive stage 1 results.
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

In August 2026, we announced a strategic refocus to prioritize PDS0301, our tumor-targeted IL-12 immunocytokine, as our lead development program. As part of this strategic update, we announced our plan to cease further internal investments in PDS0101, including the discontinuation of the VERSATILE-003 Phase 3 trial, and our intention to pursue strategic partnerships or other externally funded opportunities for the continued development of PDS0101.
Clinical Candidate Pipeline

IL-12 Oncology Immunocytokine Pipeline

PDS0301 is a novel investigational IL-12 fused antibody drug conjugate (IgG1), tumor-targeting interleukin 12 (IL-12) immune-cytokine that enhances the proliferation, potency and longevity of T cells in the tumor microenvironment. Together with Versamune® based immunotherapies PDS0301 works synergistically to overcome tumor immune suppression and to promote a targeted T cell attack against cancers. As with Versamune®, PDS0301 is given by a simple subcutaneous injection. Clinical data suggests the addition of PDS0301 to Versamune® based immunotherapies may demonstrate significant disease control in advanced cancer patients by shrinking tumors and/or prolonging life.

Index
PDS0301 has been designed to overcome the limitations of cytokine therapy as explained above, and based on extensive preclinical studies performed at the NCI evaluating PDS0301 as a monotherapy and also in combinations with established standard of care treatments for cancer, we believe that PDS0301 has significant potential as a cytokine therapy. Based on the informative preclinical studies, a number of ITT Phase 2 trials are currently in progress at the NCI, some of which are outlined below:

●
A Phase 2 trial evaluating PDS0301 in combination with hepatic artery infusion pump (HAIP) and systemic therapy for subjects with metastatic colorectal cancer, intrahepatic cholangiocarcinoma, or metastatic adrenocortical carcinoma

●	A Phase 2 trial evaluating ICI naïve and resistant patients with HPV-positive malignancies treated with PDS0301, PDS0101 and bintrafusp alfa
●
A Phase 2 trial evaluating T-cell clonality after stereotactic body radiation therapy alone and in combination with the immunocytokine PDS0301 in localized high and intermediate risk prostate cancer treated with androgen deprivation therapy

●	A Phase 1/2 trial evaluating PDS0301 in combination with docetaxel in adults with metastatic castration sensitive and castration resistant prostate cancer
●	A Phase 1/2 trial evaluating PDS0301 going forward as a monotherapy in advanced kaposi sarcoma
●	A Phase 1/2 trial evaluating PDS0301 in combination with a histone deacetylase (HDAC) inhibitor in ICI-resistant MUC1-positive colon and bladder cancers among others

In October 2023, interim safety and immune response data was presented for the first-in-human Phase1/2 clinical trial evaluating PDS0301 in combination with current SOC chemotherapy, docetaxel, to treat metastatic castration sensitive and castration resistant prostate cancer. The data was featured in an oral presentation at the 11th Annual Meeting of the International Cytokine & Interferon Society. The data presented included the following:

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

In April 2026, we announced the publication of clinical and immunological biomarker data from Stage 1 of a Phase 2 trial evaluating PDS0301 in the March 10, 2026 issue of Journal of Clinical Oncology (JCO) Oncology Advances. Key findings from stage 1 of the Phase 2 trial are outlined below:

●	Objective response rate by RECIST v1.1: 77.8% (7/9) at six months; in the parallel trial without PDS0301, the ORR was 35% (7/20)
●	24-month survival rate: Approximately 85%; in the parallel study without PDS0301, the 2-year survival rate was approximately 40%
●	Extrahepatic progression-free survival (PFS): median not reached at minimum follow-up of 13.1 months; in the parallel trial without PDS0301, the PFS was 8.1 months

We are working closely with the NCI to determine the best pathway forward for the prioritized PDS0301 studies. In January 2025, we submitted an investigational new drug application to the FDA for a Phase 1 trial with PDS0301 and PDS0103 in colorectal cancer. At the time of this Quarterly Report, we have not initiated this trial.

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

In this trial, sponsored by us, patients whose cancer has returned following initial treatment or spread (metastasized) were treated with either the combination of PDS0101and pembrolizumab or with pembrolizumab alone, to evaluate if the addition of PDS0101 might improve the efficacy of pembrolizumab alone. Patients in the trial received a total of 5 cycles of combination therapy in the context of standard of care pembrolizumab therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-003 was median overall survival, or mOS, at six months following initiation of treatment. Following discussions with the FDA in December 2025, we amended the trial’s protocol, among other modifications, to include progression-free survival (PFS) as an interim primary endpoint of the trial. Patients already enrolled prior to the amendment remain on the trial and continue to receive treatment.

In August 2026, we announced the discontinuation of the trial.

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

In this trial sponsored by us, patients whose cancer had returned following initial treatment or spread were treated with the combination of PDS0101 and Keytruda® to evaluate if the addition of PDS0101 might improve the efficacy reported in published studies of Keytruda® alone. Patients in the trial received a total of 5 cycles of combination therapy in the context of standard of care Keytruda® therapy administered every three weeks until disease progression. The primary endpoint of VERSATILE-002 was the objective response rate, or ORR, at six months following initiation of treatment. There were two cohorts in the trial. Cohort 1 was for patients who have yet to be treated with an immune checkpoint inhibitor (ICI naïve) and cohort 2 which consisted of patients who had failed immune checkpoint inhibitor therapy (ICI resistant).

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

Index
MD Anderson Cancer Center (IMMUNOCERV): PDS0101 + Chemoradiotherapy

In October 2020, a Phase 2 IIT was initiated with The University of Texas MD Anderson Cancer Center. This clinical trial investigated the safety and anti-tumor efficacy of PDS0101 in combination with standard-of-care chemo-radiotherapy, or CRT, and their correlation with critical immunological biomarkers in patients with locally advanced cervical cancer. We believe that Versamune® has strong T cell induction with the potential to enhance efficacy of the current standard of care CRT treatment in this indication.

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

●	Complete metabolic response (CMR) was achieved in 15/17 (88%) patients.
●	PDS0101 appeared to be safe and well-tolerated. The most common treatment-related toxicities were injection site reactions in 12/17 (71%) patients.

Index
Mayo Clinic: PDS0101 Monotherapy and in combination with pembrolizumab

In February 2022, we initiated an Investigator-Initiated Trial (ITT), MC200710, for PDS0101 alone or in combination with the immune checkpoint inhibitor, pembrolizumab, in patients with HPV-positive oropharyngeal cancer (HPV(+)OPSCC) at high risk of recurrence. The trial was led by Drs. David Routman, Katharine Price, Kathryn Van Abel, and Ashish Chintakuntlawar at Mayo Clinic, a nationally and internationally recognized center of excellence for the treatment of head and neck cancers.

In this trial, treatment was administered before patients proceed to transoral robotic surgery (TORS) with curative intent. Treatment in this setting is referred to as neoadjuvant treatment. PDS0101 has been shown to induce killer T cells that target and kill HPV-positive cancers, either alone or in combination with ICIs in preclinical studies, and in combination in clinical studies of patients with advanced recurrent/metastatic HPV-positive cancers. This trial explored whether PDS0101 with or without checkpoint inhibition may increase HPV-specific anti-tumor responses, potentially resulting in tumor shrinkage, pathologic regression, and decreases in circulating tumor DNA (ctDNA).

National Cancer Institute: PDS0101 + PDS0301 + Bintrafusp Alfa

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

In January 2025, we submitted an investigational new drug application to the FDA for a Phase 1 trial with PDS0301 and PDS0103 in colorectal cancer. At the time of this Quarterly Report, we have not initiated this trial.

Index
Our current clinical pipeline of PDS0301 and Versamune® based therapies:

Infectimune® Development Strategy

We believe that the key differentiating attributes of the Infectimune® platform technology are strong induction of CD8 and CD4 T cells as well as antibodies which can be leveraged to improve treatment and preventive options in several infectious disease indications. In January 2022, we presented preclinical data on our universal flu program sponsored by the National Institute of Allergy and Infectious Disease (NIAID) demonstrating the potential of the Infectimune® technology with computationally designed influenza proteins developed by the laboratory of Dr. Ted Ross at the University of Georgia to generate broadly protective anti-influenza immune responses across multiple strains of influenza. This data has provided a unique opportunity to highlight the potentially transformative utility of Infectimune® in the development of more broadly effective and longer lasting protective vaccines. Current preventive and prophylactic vaccine approaches and technologies predominantly focus on creating strong induction of antibody responses. However, the induction of T cell responses, in addition to antibody responses, provides more durable and broad protection against infectious diseases.

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

Index
Clinical Development Strategy

Since our inception we have devoted substantially all our resources to developing our Versamune® and Infectimune® platforms, and products derived thereof, as well as PDS0301. This includes advancing preclinical programs, conducting clinical trials, manufacturing PDS0101 and PDS0301 for clinical trials, and providing general and administrative support. We have funded our operations primarily from the issuance of common stock and issuance of debt. We have not generated any product revenue to date.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $17.1 million, and $17.9 million for the six  months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $233.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with these operations.

As of June 30, 2026, we had $5.6 million in cash and cash equivalents.

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

We expect that our research and development expenses will increase significantly over the next several years as we advance our PDS0301 product candidate into and through clinical trials, pursue regulatory approval of our Versamune® and PDS0301 product candidates and prepare for a possible commercial launch, all of which will also require a significant investment in contract research services, manufacturing process validation and inventory related costs.

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

Index
Results of Operations

Comparison of the Three months June 30, 2026 and 2025

The following table summarizes the results of our operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase ( Decrease)
	2026	2025	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$3,266	$4,213	$(947)	(22)%
General and administrative expenses	3,231	3,410	(179)	(5)%
Total operating expenses	6,497	7,623	(1,126)	(15)%
Loss from operations	(6,497)	(7,623)	1,126	(15)%
Interest income (expense), net	(3,254)	(1,811)	(1,443)	80%
Net loss and comprehensive loss	$(9,751)	$(9,434)	$(317)	3%

Research and Development Expenses

Research and development (R&D) expenses decreased to $3.3 million for the three months ended June 30, 2026 from $4.2 million for the three months ended June 30, 2025. The decrease of $0.9 million was primarily attributable to a decrease of $1.0 million in clinical trial costs, a decrease of $0.4 million in manufacturing costs, and a decrease of $0.2 million in personnel costs, partially offset by an increase of $0.7 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses decreased to $3.2 million for the three months ended June 30, 2026 from $3.4 million for the three months ended June 30, 2025. The decrease of $0.2 million was primarily attributable to a decrease in professional fees.

Comparison of the Six months June 30, 2026 and 2025

The following table summarizes the results of our operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$ Amount	%
	(in thousands)
Operating expenses:
Research and development expenses	$6,723	$10,044	$(3,321)	(33)%
General and administrative expenses	6,295	6,685	(390)	(6)%
Total operating expenses	13,018	16,729	(3,711)	(22)%
Loss from operations	(13,018)	(16,729)	3,711	(22)%
Interest income (expense), net	(4,082)	(2,364)	(1,718)	73%
Benefit from income taxes	-	1,170	(1,170)	(100)%
Net loss and comprehensive loss	$(17,100)	$(17,923)	$823	(5)%

Research and Development Expenses

Research and development expenses decreased to $6.7 million for the six months ended June 30, 2026 from $10.0 million for the six months ended June 30, 2025. The decrease of $3.3 million was primarily attributable to a decrease of $2.1 million in clinical trial costs, a decrease of $1.2 million manufacturing and quality costs, a decrease of $0.5 million in personnel costs, partially offset by an increase of $0.5 million in stock-based compensation expense.

Index
General and Administrative Expenses

General and administrative expenses decreased to $6.3 million for the six months ended June 30, 2026 from $6.7 million for the six months ended June 30, 2025. The decrease of $0.4 million was primarily attributable to a decrease in professional fees.

Benefit from Income Taxes

Income tax benefit was zero for the six months ended June 30, 2026 and $1.2 million for the six months ended June 30, 2025. The decrease of $1.2 million was due to us having met the statutory $20 million lifetime cap on total cumulative value of NOLs sold, which makes us ineligible to continue participation in the New Jersey Technology Business Tax Certificate Transfer Net Operating Loss (NOL) program.

Liquidity and Capital Resources

In August 2024, we entered into an Amended and Restated At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, with terms that are substantially consistent with those included in the original Sales Agreement. During the three and six months ended June 30, 2026, we sold 0 shares and 937,420 shares, respectively, of common stock with a net value of $0 million and $0.8 million, respectively, pursuant to the New Sales Agreement. During the three and six months ended June 30, 2025, we sold 960,511 and 1,165,861 shares, respectively, of common stock with a net value of $1.5 and $1.8 million, respectively, pursuant to the New Sales Agreement. The New Sales Agreement was terminated on May 1, 2026.

In June 2026, we entered into a Sales Agreement, or the June 2026 Sales Agreement with Yorkville Securities, LLC and B. Riley Securities, Inc., with terms that are substantially consistent with those included in the New Sales Agreement. During the three and six months ended June 30, 2026, we sold 0 shares and 937,420 shares, respectively, of our common stock with a net value of $0 million and $0.8 million, respectively, pursuant to the New Sales Agreement. During the three and six months ended June 30, 2025, we sold 960,511 and 1,165,861 shares, respectively, of our common stock with a net value of $1.5 and $1.8 million, respectively, pursuant to the New Sales Agreement. The New Sales Agreement was terminated on May 1, 2026.

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

On April 30, 2025, we entered into a securities purchase agreement, or the “Securities Purchase Agreement” with certain third party lenders and JGB Collateral LLC, as collateral agent. Pursuant to the Securities Purchase Agreement, we agreed to sell (i) senior secured convertible debentures in an aggregate principal amount of $22,222,222 (collectively, the “Debentures”) and (ii) warrants to purchase up to 1,000,000 shares of common stock, for an exercise price of $2.52 per share (collectively, the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $20,000,000. Approximately $19 million of the proceeds from the transactions contemplated by the Securities Purchase Agreement were used to satisfy in full and retire our indebtedness under the Loan and Security Agreement. On April 30, 2026, the Company delivered a redemption notice pursuant to which it irrevocably elected to prepay, for cash, all of the outstanding principal amount under each of the Debentures issued pursuant to the Securities Purchase Agreement. On June 15, 2026, the Company paid the applicable redemption amount, equal to 103% of the principal amount outstanding plus all accrued and unpaid interest and all other amounts payable thereunder, and, upon such payment, each Debenture was redeemed in full and is of no further force or effect.

Index
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

On April 30, 2026, we entered into a securities purchase agreement (the “April 2026 Securities Purchase Agreement”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). Pursuant to the securities purchase agreement, we agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company (i) a promissory note in an aggregate principal amount of $6,000,000 (the “Promissory Note”) and (ii) a warrant to purchase up to 2,158,274 shares of our Common Stock, par value $0.00033 per share, at an exercise price of $1.1824 per share, subject to adjustments (the “Warrant”). In addition, on June 15, 2026, in connection with the transactions contemplated by the April 2026 Securities Purchase Agreement, we issued the Promissory Note and the Warrant to the Investor, we and the Investor entered into the Registration Rights Agreement and PDS Operating Corporation, a Delaware corporation and wholly owned subsidiary of the Company and the Investor entered into a Guaranty Agreement.

On June 15, 2026, we entered into a Sales Agreement (the “June 2026 Sales Agreement”) with Yorkville Securities, LLC, an affiliate of the Investor (“Yorkville Securities”), and B. Riley Securities, Inc. (“B. Riley Securities,” each of Yorkville Securities and B. Riley Securities individually an “Agent” and collectively, the “Agents”), with respect to an “at-the-market” offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our Common Stock (the “Placement Shares”) having an aggregate offering price of up to $50,000,000 through or to the Agents, as sales agents or principals. During the three months ended June 30, 2026, the Company sold 106,153 shares of common stock for a net value of $0.10 million, pursuant to the June 2026 Sales Agreement.

As of June 30, 2026, we had $5.6 million in cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Index
Cash Flows

The following table shows a summary of our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(7,164)	$(18,133)
Net cash (used)/provided by financing activities	(13,952)	8,317
Net decrease in cash and cash equivalents	$(21,116)	$(9,816)

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.2 million and $18.1 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in net cash used in operating activities of $10.9 million was primarily due to a net increase of $2.0 million in the amortization of debt discount and loss on retirement of debt, an increase in stock-based compensation expense of $0.6 million, and changes in the timing of working capital. These changes were partially offset by a decrease in net loss of $0.8 million and a decrease in the issuance of shares in consulting agreement of $0.2 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $13.9 million for the six months ended June 30, 2026, compared to net cash provided by financing activities of $8.3 million for the six months ended June 30, 2025. The $22.2 million change was primarily due to a decrease in proceeds from the issuance of common stock of $7.0 million, a decrease in proceeds from the issuance of warrants and pre-funded warrants of $2.1 million, and a decrease in proceeds from the issuance of debt of $14.9 million, partially offset by a decrease in loan principal payments and loan repayments of $2.6 million and a decrease in net proceeds from the issuance of common stock under the at-the-market offering program of $0.8 million.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest Rate Risk

We are exposed to market related changes in interest rates. As of June 30, 2026, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Historically, the net impact of fluctuations in interest rates have not been material to us.
Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended June 30, 2026 contained in this Quarterly Report on Form 10-Q.

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

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. The continued listing standards of Nasdaq applicable to the Nasdaq Capital Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if the listed company does not regain compliance within an 180-day grace period, it may be subject to delisting. In order to regain compliance, the bid price of the listed company’s common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within an 180-day grace period. In addition, in July 2026 Nasdaq approved a new rule requiring listed companies to maintain a minimum market value of listed securities (MVLS) of $5 million.  If our MVLS falls below this threshold for 30 consecutive business days, we may be subject to delisting proceedings.  On July 30, 2026, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we would be afforded 180 calendar days to regain compliance with the bid price requirement. There can be no assurance that we will regain compliance with the minimum bid price requirement or, if we do so, that we will maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards.

Pursuant to the Promissory Note (as defined below), if we fail to cure the minimum bid price requirement within seventy-five (75) calendar days of receipt of the deficiency letter, or the Special Amortization Event, then commencing with the next installment date and each successive installment date for so long as any Special Amortization Event is continuing, we will be required to pay to the Investor (as defined below) (i) the principal amount of $2,000,000 (or the outstanding principal if less than such amount), and such increased amount shall be (x) payable in lieu of, and not in addition to, the installment principal amount that would otherwise be payable on such installment date and (y) applied against future installment principal amounts in reverse chronological order), (ii) the payment premium in respect of such increased installment principal amount, and (iii) accrued and unpaid interest hereunder as of such installment date.

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

Index
Our recent strategic refocus to prioritize the development of PDS0301, to cease further internal investments in PDS0101 and to discontinue the VERSATILE-003 Phase 3 clinical trial may not achieve the anticipated benefits and involves significant risks and uncertainties.

In August 2026, we announced a strategic refocus to prioritize PDS0301, our tumor-targeted IL-12 immunocytokine, as our lead development program. As part of this refocus, we ceased further internal investments in PDS0101 and discontinued the VERSATILE-003 Phase 3 clinical trial evaluating PDS0101 in combination with pembrolizumab in HPV16-positive first-line treatment of recurrent/metastatic head and neck squamous cell carcinoma, and we announced our intention to pursue strategic partnerships or other externally funded opportunities for the continued development of PDS0101. This strategic refocus involves significant risks, including but not limited to the following:

●
the clinical data supporting PDS0301 in metastatic colorectal cancer is based on Phase 2 results, and future clinical trials, including the planned randomized Phase 2b trial, may not replicate or confirm these results;

●	we may not be successful in advancing PDS0301 through a randomized Phase 2b development program on the timeline or within the budget we anticipate;

●	the reallocation of resources away from PDS0101 may result in a loss of value for our PDS0101 program if we are unable to secure a strategic partnership on favorable terms, or at all;

●	we may have expended significant resources on the PDS0101 program, including the VERSATILE-003 trial, that will not result in any direct commercial benefit to us;

●	our strategic refocus narrows the breadth of our clinical pipeline, which increases our dependence on the success of PDS0301;

●	the discontinuation of the VERSATILE-003 trial may negatively affect our relationships with clinical trial investigators, trial participants, or collaborators; and

●
our stockholders, potential investors, or potential partners may view the strategic refocus unfavorably, which could adversely affect the market price of our common stock and our ability to raise capital.

We have  become substantially more dependent on the success of PDS0301 and the failure of PDS0301 could disproportionately impact the success of our business. If the anticipated benefits of this strategic refocus are not realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

We may not be able to identify, negotiate, or consummate strategic partnerships or other externally funded opportunities for the continued development of PDS0101, and any such partnerships may not be on favorable terms.

As part of our strategic refocus, we intend to pursue strategic partnership or other externally funded opportunities for PDS0101. Establishing strategic partnerships is difficult and time-consuming. Our discussions with potential partners may not lead to the establishment of partnerships on favorable terms, if at all. We face significant competition in seeking appropriate partners, and potential partners may evaluate alternative immunotherapies for similar indications that may be available or more attractive than PDS0101. In addition, a potential partner’s evaluation of PDS0101 may be adversely affected by our decision to discontinue the VERSATILE-003 trial.

Whether we reach a definitive agreement for a partnership will depend, among other things, upon the potential partner’s assessment of the Versatile-002 Phase 2 clinical data generated to date, the design and results of any further clinical trials necessary for approval, the potential market for PDS0101, the costs and complexities of completing development and commercialization, the competitive landscape, and the existence of alternative product candidates. If we are unable to establish a strategic partnership for PDS0101 on acceptable terms, or at all, the potential value of the PDS0101 program may diminish, and we may not recoup the significant investment we have made in the program. To the extent that we enter into partnership, licensing, or other arrangements, we may have to relinquish valuable rights to PDS0101, including future revenue streams, or grant licenses on terms that may not be favorable to us.

Index
We may expend our limited resources to pursue PDS0301 and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, our decision to prioritize PDS0301 as our lead development program means that we will allocate substantially all of our development resources toward the advancement of PDS0301 in metastatic colorectal cancer and other solid tumors. As a result, we may forego or delay pursuit of opportunities with PDS0101 or other product candidates that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for PDS0301, or if PDS0301 does not demonstrate the safety and efficacy we expect in future clinical trials, we will have further narrowed our development pipeline without achieving meaningful clinical or commercial progress. Our spending on the PDS0301 development program may not yield any commercially viable products.

The discontinuation of the VERSATILE-003 Phase 3 trial and our limited cash resources may further impact our ability to continue as a going concern.

As of June 30, 2026, we had $5.6 million in cash and cash equivalents, and we have concluded that substantial doubt exists about our ability to continue as a going concern. The discontinuation of the VERSATILE-003 trial, combined with our strategic refocus on PDS0301, may increase investor uncertainty regarding our prospects and make it more difficult to obtain financing on acceptable terms, or at all. Our ability to advance PDS0301 through its planned Phase 2b clinical trial and to maintain operations is dependent upon our ability to raise additional capital. If we are unable to raise capital or secure a strategic partnership for PDS0101 that provides non-dilutive funding, we may be required to delay, reduce, or terminate our PDS0301 development program or potentially cease operations. Any inability to continue as a going concern would have a material adverse effect on our stockholders, and you could lose all or part of your investment in the Company.

We have a limited operating history and have never generated any product revenue.

We have no products approved for sale. We are a clinical-stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing our company and developing the Versamune® platform and related immunotherapy product candidates that incorporate the technology of our Versamune® platform. We have not yet successfully completed a large-scale, pivotal clinical trial, obtained marketing approval, manufactured Versamune® at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize our Versamune® product candidates. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing immunotherapies.

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

Our ability to generate revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our oncology products and to obtain the necessary regulatory approvals. We have never generated any product revenue and have no immunotherapy candidate in late-stage clinical development or approved for commercial sale.

Index
Even if we receive regulatory approval for sale of PDS0301, our Versamune® products or Infectimune® products, we do not know when we will begin to generate revenue from PDS0301 or other products, if at all. Our ability to generate revenue depends on a number of factors, including our ability to:

●	set and obtain an acceptable price for PDS0301 or Versamune® products, and obtain coverage and adequate reimbursement from third-party payors;

●	establish sales, marketing, manufacturing and distribution systems;

●
add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future clinical development and commercialization efforts and operations as a public company;

●	develop manufacturing capabilities for bulk materials and manufacture commercial quantities of PDS0301 or Versamune® products at acceptable cost levels;

●
achieve broad market acceptance of PDS0301 and other Versamune® products, Versamune® in combination with PDS0301 or Infectimune® based-products in the medical community and with third-party payors and consumers;

●	attract and retain an experienced management and advisory team;

●
launch commercial sales of PDS0301, Versamune® products, Versamune® in combination with PDS0301 and other oncology products, and Infectimune® based-products, whether alone or in collaboration with others; and

●	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with immunotherapy development and manufacturing, we are unable to predict the timing or amount of increased development expenses, or when we will be able to achieve or maintain profitability, if at all. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. Even if PDS0301 is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for PDS0301, Versamune® or Infectimune® products. If we cannot successfully execute on any of the factors listed above, our business may not succeed, and your investment will be adversely affected.

We have incurred significant losses since our inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have never generated any product revenues and expect to continue to incur substantial and increasing losses as we continue to develop PDS0301, Versamune® products, Versamune® in combination with PDS0301 and Infectimune® products. None of our products have been approved for marketing in the United States and may never receive such approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate revenue and achieve profitability is dependent on our ability to complete development, obtain necessary regulatory approvals, and have our products manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize PDS0301, Versamune® or Infectimune® based products. If we successfully obtain regulatory approval to market any product, our revenues will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is received, the number of competitors in such markets for the approved indication, and the price at which we can offer our products. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable the market price of our common stock and our ability to raise capital and continue operations will be adversely affected.

Index

We expect research and development expenses to increase significantly for PDS0301 if we initiate the planned Phase 2b trial. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize our products. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2025 and 2024, we had an accumulated deficit of $216.6 and $182.1 million, respectively.

We are dependent on the success of our PDS0301, Versamune® and Infectimune® products, which are still in clinical development, and if our PDS0301, Versamune® and Infectimune® products do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

PDS0301 is in mid clinical development, and as a consequence, it is too early to determine whether our products will ever be approved for commercial sale or be marketable. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to PDS0301. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of PDS0301. PDS0301 may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of PDS0301 is and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market PDS0301 in the United States until it receives approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until it receives the requisite approval from such countries. To date, we have only completed Phase 2 clinical trials for certain applications of PDS0301. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of PDS0301 for many reasons, including:

●	we may not be able to demonstrate that PDS0301 is safe and effective to the satisfaction of the FDA;

●	the FDA may not agree that the completed Phase 2 clinical trials of PDS0301 satisfy the FDA’s requirements and may require us to conduct additional testing;

●	the results of our future clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of one or more of our clinical trials;

●	the contract research organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control that materially and adversely impact our clinical trials;

●	the FDA may not find the data from our preclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of PDS0301 outweigh the safety risks;

●	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA may not accept data generated at our clinical trial sites;

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

Index
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of PDS0301, Versamune® and Infectimune® based products.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize PDS0301. Even with our current cash reserves, we will require substantial additional capital to complete the development and potential commercialization of PDS0301 and the development of other Versamune® and Infectimune® based products. If we are unable to raise capital or find appropriate partnering or licensing collaborations or other nondilutive financing, when needed or on acceptable terms, if at all, we could be forced to delay, reduce or eliminate one or more of our development programs or any future commercialization efforts. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of PDS0301 is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of our planned clinical trials;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including any patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize PDS0301 on our own; and

●	the initiation, progress, timing and results of the commercialization of PDS0301, if approved, for commercial sale.

Additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of PDS0301 or potentially discontinue operations.

Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We expect our expenses to increase in connection with our planned operations. Although we believe we will reduce expenses in the near term from historical levels, such expenses will begin to increase as the planned Phase 2 PDS0301 clinical trial is initiated. Until such time, if ever, as we can generate substantial revenues from the sale of drugs, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests in our securities may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

Index
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or Versamune® products or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, or through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties on acceptable terms, we may be required to delay, limit, reduce or terminate our PDS0301 development or future commercialization efforts or grant rights to develop and market Versamune® and Infectimune® products that we would otherwise develop and market.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness issued pursuant to the transactions contemplated by that certain securities purchase agreement with YA II PN, LTD, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On April 30, 2026, the Company entered into a securities purchase agreement, or the April 2026 Securities Purchase Agreement, with YA II PN, LTD., a Cayman Islands exempt limited company, or the Investor. Pursuant to the April 2026 Securities Purchase Agreement, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company (i) a promissory note, or the Promissory Note, in an aggregate principal amount of $6,000,000, and (ii) a warrant to purchase up to 2,158,274 shares of common stock of the Company, par value $0.00033 per share, at an exercise price of $1.1824 per share, subject to adjustments.

Additionally, until the Promissory Note has been repaid in full, without the prior written consent of the Investor, we shall not, and shall not permit any of our subsidiaries to, directly or indirectly (A) enter into, create, incur, assume, guarantee or suffer to exist any indebtedness with customary exceptions for Permitted Indebtedness (as defined in the April 2026 Purchase Agreement), and (B) enter into, create, incur, assume or suffer to exist any lien on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom with customary exceptions for Permitted Liens (as defined in the April 2026 Purchase Agreement).

In addition, for as long as the Promissory Note remains outstanding, we are generally restricted from entering into any agreement, arrangement or transaction in or of which the terms thereof would materially restrict, materially delay, conflict with or materially impair the ability of the Company to perform its obligations under the Promissory Note or amending any material term of its organizational documents so as to adversely affect any rights of the Investor.

The Promissory Note also sets forth certain customary events of default after which the Promissory Note may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default involving the Company and its significant subsidiaries.

A breach of any of the covenants under the Promissory Note could result in a default under the Promissory Note. Upon the occurrence of an event of default under the Promissory Note, the Investor could elect to declare all amounts outstanding, if any, to be immediately due and payable.

If we fail to obtain or maintain adequate coverage and reimbursement for PDS0301, our ability to generate revenue could be limited.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of any of PDS0301 that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of PDS0301 will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only on a limited basis, we may not be able to successfully commercialize PDS0301. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain adequate pricing that will allow it to realize a sufficient return on our investment.

Index
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries may cause us to price PDS0301 on less favorable terms than we currently anticipate. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of PDS0301 to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for PDS0301. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for PDS0301. We expect to experience pricing pressures in connection with the sale of PDS0301 due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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

We will need to expand our organization and may experience difficulties in doing so which could disrupt operations.

Our future financial performance and our ability to commercialize PDS0301 and compete effectively will depend, in part, on our ability to effectively manage any future growth. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Expanding our organization could require significant capital expenditures which we may not be able to sustain and may divert financial resources from other projects, such as the development of PDS0301. If we are unable to effectively expand our organization, we may not be able to implement our business strategy.

Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than us. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what it has to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can select and develop PDS0301 and our business will be limited.

Index
Our business and operations would suffer, and could be negatively affected, in the event of system failures or cyberattacks.

Our computer systems and those of our service providers, including our CROs, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our or their operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of PDS0301 could be delayed.

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

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize Versamune®, PDS0301 and Infectimune® based products.

PDS0301 is still in clinical development and will require additional clinical testing before we are prepared to submit a BLA for regulatory approval for any indication or for any other treatment regime. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for PDS0301 or Versamune® based products or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for PDS0301 will take several years to complete. We cannot predict the timeline for review of submissions to any regulatory authorities or when any of our product candidates will receive marketing approval, if at all. The timeline for regulatory approval can be affected by a variety of factors, including, budget and funding levels, agency staffing, and statutory, regulatory and policy changes.

Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In later stages of clinical trials, PDS0301 may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of current clinical trials of PDS0301 therefore may not be predictive of the results of our continued or planned Phase 2 and 3 trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier stages of clinical trials.

Index
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

Product development costs will also increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize PDS0301, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize PDS0301, any of which may harm our business and results of operations.

Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of PDS0301 or other agents may require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, patients’ and clinicians’ perceived risks and benefits of the product candidate under study the proximity of subjects to clinical sites and the eligibility criteria for the study.

Furthermore, any negative results we may report in clinical trials of PDS0301 may make it difficult or impossible to recruit and retain participants in other clinical trials of PDS0301. Delays or failures in planned subject enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop PDS0301, or could render further development impractical. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance in compliance with applicable regulations. Enforcement actions brought against these third parties may cause further delays and expenses related to our clinical development programs.

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

We face substantial competition in the development and commercialization of cancer therapies, including therapies that may compete directly with PDS0301 or reduce the need for therapies designed to modify the tumor microenvironment.

The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and significant technological change. We face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations, many of which have substantially greater financial, technical, manufacturing, clinical development, regulatory and commercial resources than we do.

Our current development strategy prioritizes PDS0301, our investigational tumor-targeted interleukin-12 (IL-12) immunocytokine. PDS0301 is designed to deliver IL-12 preferentially to the tumor microenvironment and thereby enhance anti-tumor immune activity while limiting systemic exposure. We face, and expect to continue to face, competition from companies developing other approaches intended to improve the therapeutic index of IL-12 and other potent cytokines, including tumor-targeted cytokines, conditionally activated cytokines, engineered cytokines, cytokine fusion proteins, intratumorally administered agents and other approaches designed to localize or regulate cytokine activity.

Index
PDS0301 may also compete with a substantially broader and rapidly evolving range of oncology therapies. These include immune checkpoint inhibitors, antibody-drug conjugates, bispecific and multispecific antibodies, RAS and KRAS pathway inhibitors, radiopharmaceuticals, cell therapies and other targeted and immune-based therapies. Many of these therapeutic classes are advancing rapidly, and new agents and combinations may become standards of care in indications in which we may seek to develop PDS0301.

Our strategy contemplates the potential development of PDS0301 in combination with other cancer therapies. Accordingly, changes in standards of care may both create potential development opportunities and present competitive risks. New therapies or combinations may demonstrate greater efficacy, improved durability, greater convenience, lower toxicity or lower cost than treatment approaches incorporating PDS0301. In addition, improvements in existing or emerging therapies could reduce the clinical need for an additional agent intended to modify the tumor microenvironment or otherwise limit the patient populations for which PDS0301 could ultimately be developed.

The competitive landscape for colorectal cancer, prostate cancer and other solid tumors in which we may evaluate PDS0301 is particularly dynamic. Numerous companies are developing new targeted agents, bispecific antibodies, antibody-drug conjugates and other treatment modalities, including therapies directed at molecularly defined patient populations. Because the standards of care in these indications may change substantially during the time required to complete clinical development of PDS0301, the clinical development strategy, potential combination partners, patient populations and regulatory pathways that appear attractive today may become less attractive or commercially viable in the future.

Some of our competitors have greater experience conducting large and complex clinical trials, obtaining regulatory approvals, manufacturing biologic products and commercializing oncology therapies. Competitors may also obtain regulatory approval for their product candidates before we obtain approval for PDS0301, develop products that are more effective or better tolerated, establish intellectual property positions that limit our ability to develop or commercialize our product candidates, or enter into strategic collaborations with third parties that could otherwise be potential development or commercialization partners for us.

Our ability to compete successfully will depend on numerous factors, including the safety, efficacy and durability of PDS0301; our ability to demonstrate clinical benefit in appropriately designed trials; our ability to identify appropriate indications and combination strategies; the timing and scope of regulatory approvals, if any; our ability to obtain and maintain intellectual property protection; our ability to secure sufficient capital and strategic partnerships; and the commercial acceptance of PDS0301 if approved. If competing therapies are approved more rapidly, demonstrate superior clinical outcomes or safety, become more widely adopted, or otherwise alter the applicable standard of care, our ability to successfully develop, obtain regulatory approval for or commercialize PDS0301 could be materially and adversely affected.

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than PDS0301 or Versamune® and Infectimune® based products.

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of the other cancers and infectious diseases we are currently targeting. Therefore, our ability to compete successfully will depend largely on our ability to:

●	develop and commercialize immunotherapies that are superior to other alternatives in the market;

●	demonstrate through our clinical trials that PDS0301 is differentiated from existing and future therapies;

●	attract qualified scientific, immunotherapy development and commercial personnel;

●	obtain additional patent or other proprietary protection for PDS0301 or Versamune® and Infectimune®-based products;

●	obtain required regulatory approvals;

●	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

●	successfully develop and commercialize, independently or with collaborators, new applications for PDS0301 or immunotherapies.

The availability of our competitors’ immunotherapies and other treatments could limit the demand, and the price we are able to charge, for PDS0301. The inability to compete with existing or subsequently introduced immunotherapies and other treatments would have an adverse impact on our business, financial condition and prospects.

Index
Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to license novel compounds that could make PDS0301 less competitive. In addition, any new immunotherapy that competes with an approved treatment must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving the FDA’s approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations.

PDS0301 may cause adverse effects or have other properties that could delay or prevent its regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events caused by PDS0301 could cause reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If clinical trials for PDS0301 report an unacceptable frequency or severity of adverse events, our ability to obtain regulatory approval for PDS0301 may be negatively impacted.

Furthermore, if PDS0301 is approved and then causes serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of PDS0301 or impose restrictions on its distribution or other risk management measures;

●	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

●	we may be required to change the way PDS0301 is administered or to conduct additional clinical trials;

●	we could be sued and held liable for injuries sustained by patients;

●	we could elect to discontinue the sale of PDS0301;

●	our entire Versamune® and Infectimune®-based pipeline could be then put at risk; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of PDS0301 and could substantially increase the costs of commercialization.

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, PDS0301, and our ability to generate revenue will be impaired.

PDS0301 and the activities associated with its development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for PDS0301 will prevent us from commercializing our products. We have not received approval to market PDS0301 from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the safety and efficacy of PDS0301. Securing regulatory approval also requires the submission of information about the product manufacturing process, and inspection of manufacturing facilities by, the relevant regulatory authority. PDS0301 may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude it from obtaining marketing approval or prevent or limit commercial use.

Index
The process of obtaining marketing approvals, both in the United States and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors. We cannot assure you that we will ever obtain any marketing approvals in any jurisdiction. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, and clinical trials. In addition, varying interpretations of the data obtained from preclinical testing and clinical trials could delay, limit or prevent marketing approval of PDS0301. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

There is no guarantee that any CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required or in accordance with applicable laws and regulations. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminate for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, certain of our scientific advisors or consultants who receive compensation from us are clinical trial investigators for our clinical trial. Although we believe our existing relationships are within the FDA’s guidelines, if these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing PDS0301 or any other product candidates.

Even if we obtain FDA approval in the United States, we may never obtain approval for or commercialize PDS0301 in any other jurisdiction, which would limit our ability to realize each product’s full market potential.

In order to market PDS0301 in a particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions.

In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials that could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of PDS0301 in those countries. PDS0301 is not approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced.

Index
Even if we obtain regulatory approval, we will still face extensive ongoing regulatory requirements, and PDS0301 and other candidates may face future development and regulatory difficulties.

Marketing of PDS0301, if approved, along with the manufacturing processes, post- approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for PDS0301, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety, efficacy and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current Good Clinical Practice, or cGCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of PDS0301 is granted, the approval may be subject to limitations on the indicated uses for which PDS0301 may be marketed or to the conditions of approval. If PDS0301 receives marketing approval, an accompanying label may limit the approved use of the product(s), which could limit sales.

We may agree to or the FDA may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety and/or efficacy of PDS0301. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we promote or otherwise market PDS0301 for indications other than those for which it is approved, we may be subject to certain enforcement actions. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription biopharmaceutical products may lead to FDA enforcement actions and investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with PDS0301, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on manufacturing PDS0301;

●	restrictions on the labeling or marketing of PDS0301;

●	restrictions on distribution or use of PDS0301;

●	requirements to conduct post-marketing studies or clinical trials;

●	suspension of any of our ongoing clinical trials;

●	warning letters;

●	withdrawal of PDS0301 from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recalls of PDS0301;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of PDS0301;

●	seizures of PDS0301; or

●	injunctions or the imposition of civil or criminal penalties.

Index
Even if PDS0301 receives licensure, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If PDS0301 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If PDS0301 does not achieve an adequate level of acceptance, we may not generate significant revenues and become profitable. The degree of market acceptance, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;

●	effectiveness of sales and marketing efforts;

●	the cost of treatment in relation to alternative treatments;

●	our ability to offer PDS0301 for sale at competitive prices;

●	the convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the willingness of the medical community to offer customers PDS0301 in addition to or in the place of other immunotherapies;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement;

●	whether the product is designated under physician and other provided treatment guidelines as a first, second, or third line therapy;

●	the prevalence and severity of any side effects; and

●	any restrictions on the use of PDS0301 together with other medications.

Because we expect sales of PDS0301, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of PDS0301 to achieve market acceptance would harm our business and could require us to seek additional financing sooner than we otherwise plan.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are initially developing our product candidates PDS0301 and the other Versamune® and Infectimune® based products. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Index
Product liability lawsuits against us could cause us to incur substantial liabilities and could limit the commercialization of PDS0301.

We face an inherent risk of product liability exposure related to the testing of PDS0301 in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop after approval. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for PDS0301 or other immunotherapies that we may develop;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend any related litigation;

●	substantial monetary awards to trial subjects or patients;

●	loss of revenue; and

●	the inability to commercialize any products we may develop.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing PDS0301 and other product candidates, if approved.

We do not have any infrastructure for the sales, marketing or distribution of PDS0301 or other product candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market PDS0301 or other product candidates, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for PDS0301 or other product candidates, we will need either our own, or a third party’s, sales and marketing organization. There are significant expenses and risks involved with creating teams for, or contracting for, sales, marketing and distribution capabilities. Any failure or delay in the development of our sales, marketing and distribution capabilities, either internally or in collaboration with third parties, could delay the launch of PDS0301 or other product candidates, which would adversely affect commercialization.

We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Index
If we obtain approval to commercialize PDS0301 or other product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

If PDS0301 or other product candidates is approved for commercialization, we may enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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

Recently enacted and future healthcare legislation, regulations, and policy initiatives may increase the difficulty and cost for us to obtain marketing approval of and commercialize PDS0301 or other product candidates and affect the prices we may obtain and our profitability.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of PDS0301  and our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell PDS0301 and other product candidates.

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

Index
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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for immunotherapies, which could result in reduced demand for PDS0301 and other product candidates or additional pricing pressures.

We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We currently have agreements with various third-party manufacturing facilities for production of our products for research and development and testing purposes. We depend on third-party manufacturers to supply our preclinical and clinical materials and will be reliant on a third-party manufacturer to produce PDS0301 on a commercial scale, should that product receive regulatory approval. Third-party manufacturers must be able to meet our deadlines and adhere to quality standards and specifications. Our predominant reliance on third parties for the manufacture of PDS0301 and our Versamune® and Infectimune® based products creates a dependency that could severely disrupt our research and development, clinical testing, and sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. There is no assurance that any third-party manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or cGMP.

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

Index
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

Our CROs will not be our employees, and we will not be able to exert direct control over whether or not they devote sufficient time and resources to our future clinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position, or as to which they could prioritize their activities to other products over activities related to our products. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize PDS0301. As a result, our financial results and the commercial prospects for PDS0301 would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

Index
If we are unable to establish or manage strategic collaborations in the future, our revenue and drug development may be limited.

Our strategy may include potential reliance upon strategic collaborations for marketing and commercialization of PDS0301 or Versamune® products. We also rely on strategic collaborations for research, development, marketing and commercialization for our products. We have also been heavily reliant upon third-party outsourcing for our clinical trials execution and production of drug supplies for use in clinical trials.

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for PDS0301 or Versamune® products, the costs and complexities of manufacturing and delivering PDS0301 or Versamune® products to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative immunotherapies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for PDS0301 or Versamune® products.

Our current collaborations, as well as any future new collaborations, may never result in the successful development or commercialization of PDS0301 or Versamune® and Infectimune® products or the generation of sales revenue. To the extent that we have entered or will enter into co-promotion or other collaborative arrangements, PDS0301 or Versamune® products revenues are likely to be lower than if we directly marketed and sold any products that we develop.

Management of our relationships with our collaborators will require:

●	significant time and effort from our management team;

●	financial funding to support said collaboration;

●	coordination of our research and development programs with the research and development priorities of our collaborators; and

●	effective allocation of our resources to multiple projects.

If we continue to enter into research and development collaborations, our success will in part depend on the performance of our collaborators. We will not directly control the amount or timing of resources devoted by our collaborators to activities related to PDS0301 or Versamune® products. Our collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of PDS0301 or Versamune® products. If any collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. If we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements. Additionally, our collaborators may seek to renegotiate agreements we have entered into, or may disagree with us about the terms and implementation of these agreements. If collaborators disagree with us about the terms or implementation of our agreements, we may face legal claims that may involve considerable expense and could negatively affect our financial results.

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2026, the Company entered into a securities purchase agreement (the “April 2026 Securities Purchase Agreement”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). Pursuant to the securities purchase agreement, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company (i) a promissory note in an aggregate principal amount of $6,000,000 (the “Promissory Note”) and (ii) a warrant to purchase up to 2,158,274 shares of common stock of the Company, par value $0.00033 per share, at an exercise price of $1.1824 per share, subject to adjustments (the “Warrant”). The issuance of the Promissory Note and Warrant was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Description
1.1
Sales Agreement, dated June 15, 2026, by and among PDS Biotechnology Corporation, Yorkville Securities, LLC and B. Riley Securities, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 15, 2026, and incorporated by reference herein

4.1	Form of Promissory Note (YA II PN, Ltd.) (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2026, and incorporated by reference herein)

4.2	Form of Warrant (YA II PN, Ltd.) filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2026, and incorporated by reference herein)

10.1
Securities Purchase Agreement by and between PDS Biotechnology Corporation and YA II PN, Ltd., dated as of April 30, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2026, and incorporated by reference herein)

10.2	Form of Registration Rights Agreement (YA II PN, Ltd.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2026, and incorporated by reference herein)

10.3	Form of Guaranty Agreement (YA II PN, Ltd.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2026, and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith (unless otherwise noted as being furnished herewith)

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDS Biotechnology Corporation

August 13, 2026	By:	/s/ Frank Bedu-Addo
Frank Bedu-Addo, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 13, 2026	By:	/s/ Lars Boesgaard
Lars Boesgaard
Chief Financial Officer
(Principal Financial and Accounting Officer)